Form 10-K
period 2007-12-31
FX Real Estate & Entertainment Inc.
filed 2008-03-24
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File No. 001-33902
FX Real Estate and Entertainment Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4612924 (I.R.S. Employer Identification Number)
650 Madison Avenue
New York, New York 10022
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 838-3100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Global Market LLC
Subscription Rights	The NASDAQ Global Market LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On January 10, 2008, shares of the registrant’s common stock were distributed to the stockholders of CKX, Inc., and began trading on The NASDAQ Global Market on that same date. As such, the registrant’s common equity cannot state the aggregate market value of its common stock held by non-affiliates as of June 29, 2007, the last business day of its most recent completed second fiscal quarter, because the registrant’s common stock was not publicly traded as of such date.
     As of March 17, 2008, there were 42,827,512 shares of the registrant’s common stock outstanding.
     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer’s definitive proxy statement to be filed in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 .

FX Real Estate and Entertainment Inc.
Annual Report on Form 10-K
December 31, 2007

PART I
ITEM 1. BUSINESS
     In this Annual Report on Form 10-K, the words “we,” “us,” “our,” “FXRE,” and the “Company” collectively refer to FX Real Estate and Entertainment Inc., and its consolidated, FX Luxury Realty, LLC, BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC. Some of the descriptive material in this Annual Report on Form 10-K refers to the assets, liabilities, operations, results, activities or other attributes of the historical business conducted by FX Luxury Realty and its predecessors, including BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Metroflag Polo, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC and Metroflag Management, LLC, as if it had been conducted by us. We sometimes refer to these predecessor entities collectively herein as “Metroflag” or the “Metroflag entities.”
General
     We are a newly formed entertainment company with a plan to pursue real estate and attraction-based projects throughout the world. Through our indirect wholly owned subsidiaries, BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC, we own 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada, known as the Park Central site. The Park Central site is currently occupied by a motel and several commercial and retail tenants. We intend to pursue a hotel, casino, entertainment, retail, commercial and residential development project on the Park Central site.
     Our license agreements with Elvis Presley Enterprises, Inc., an 85%-owned subsidiary of CKX, and Muhammad Ali Enterprises LLC, an 80%-owned subsidiary of CKX, allow us to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of our real estate and other entertainment attraction based projects. We currently anticipate that the development of the Park Central site will involve multiple elements that incorporate the Elvis Presley assets and theming. In addition, the license agreement with Elvis Presley Enterprises grants us the right to develop, and we currently intend to pursue the development of, one or more hotels as part of the master plan of Elvis Presley Enterprises to redevelop the Graceland property and surrounding areas in Memphis, Tennessee.
     In addition to our ownership of and plans for the redevelopment of the Park Central site, our plan to develop one or more Graceland-based hotel(s), and our intention to pursue additional real estate and entertainment based developments using the Elvis Presley and Muhammad Ali intellectual property, we own 1,410,363 shares of common stock of Riviera Holdings Corporation [AMEX: RIV], a company that owns and operates the Riviera Hotel & Casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado. While we do not currently have any definitive plans or agreements with Riviera Holdings Corporation related to the acquisition of Riviera, we continue to explore an acquisition of such company.
Recent Developments
     Rights Offering
     In March 2008, we commenced a registered rights offering pursuant to which we have distributed to our stockholders transferable subscription rights to purchase one share of our common stock for every two shares of common stock owned as of March 6, 2008, the record date for the offering, at a cash subscription price of $10.00 per share. As of March 6, 2008, we had 39,790,248 shares of common stock outstanding. As part of the transaction that created our Company in June 2007, we agreed to undertake the rights offering, and certain stockholders who own, in the aggregate, 20,046,898 shares of our common stock, waived their rights to participate in the rights offering. As a result, the rights offering is being made only to stockholders who own, in the aggregate, 19,743,349 shares of our common stock as of March 6, 2008 (the record date), resulting in our distribution of rights to purchase up to 9,871,674 shares of common stock in the rights offering. The rights offering will expire at 5:00 p.m., New York City time, on April 11, 2008, unless we decide to terminate the rights offering earlier or extend the rights offering until some later time.
     The rights offering is being made to fund certain obligations, including short-term obligations described elsewhere herein. The total purchase price of shares to be offered in the rights offering will be approximately $98.7 million. Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and The Huff Alternative Fund, L.P. (“Huff”), one of our principal stockholders, have entered into investment agreements with us, pursuant to which they have agreed to purchase shares that are not otherwise subscribed for in the rights offering, if any, at the same $10.00 per share subscription price. In particular, under Huff’s investment agreement with us, Huff has agreed to purchase the first $15 million of shares (1.5 million shares at $10 per share) that are not subscribed for in the rights offering, if any, and 50% of any other unsubscribed shares, up to a total investment of $40 million; provided, however, Huff is not obligated to purchase any shares beyond its initial $15 million investment in the event that Mr. Sillerman does not purchase an equal number of shares at the $10 price per share pursuant to the terms of his investment agreement with us. Under his investment agreement with us, Mr. Sillerman agreed to subscribe for his full pro rata amount of shares in the rights offering (representing 3,037,265 shares), as well as to purchase up to 50% of the shares that are not sold in the rights offering after Huff’s initial $15 million investment at the same subscription price per share being offered to our stockholders. The maximum number of shares that are required to be purchased pursuant to the terms of these investment agreements is 9,537,365, which would result in total gross proceeds of $95.4 million. On March 12, 2008, Mr. Sillerman exercised his rights and purchased 3,037,265 shares of common stock pursuant to his investment agreement.
Conditional Option Agreement with 19X
     We have entered into an Option Agreement with 19X, Inc. pursuant to which, in consideration for annual option payments as described elsewhere herein, we would have the right to acquire an 85% interest in the Elvis Presley business currently owned and operated by CKX, Inc. through its Elvis Presley Enterprises subsidiaries (“EPE”) at an escalating price over time as set forth elsewhere herein. Because 19X will only own those rights upon consummation of its pending acquisition of CKX, the effectiveness of the Option Agreement is conditioned upon the closing of 19X’s acquisition of CKX. In the event that the merger agreement between 19X and CKX is terminated without consummation or the merger fails to close for any reason, the Option Agreement with 19X will also terminate and thereafter have no force and effect. For a more detailed description of the conditional Option Agreement with 19X please see below under the heading “—The Company— Transactions With and Involving Elvis Presley Enterprises—Conditional Option Agreement with 19X.”
Conditional Amendment to License Agreement with Elvis Presley Enterprises
     We have also entered into an agreement with 19X to amend the License Agreement between our Company and EPE, which amendment shall only become effective upon the closing of 19X’s acquisition of CKX. Because 19X will only own EPE upon consummation of its pending acquisition of CKX, the effectiveness of the License amendment, as with the Option Agreement, is conditioned upon the closing of 19X’s acquisition of CKX. In the event that the merger agreement between 19X and CKX is terminated without consummation or the merger fails to close for any reason, the License amendment will never become effective and therefore will have no force and effect.
     If and when effective, the amendment to the License Agreement will provide that, if, by the date that is 7 1/2 years following the closing of 19X’s acquisition of CKX, EPE has not achieved certain financial thresholds, we shall be entitled to a reduction of $50 million against 85% of the payment amounts due under the License Agreement, with such reduction to occur ratably over the ensuing three year period; period; provided, however, that if we have failed in our obligations to build any hotel to which we had previously committed under the definitive Graceland master redevelopment plan, then this reduction shall not apply. For a more detailed description of the conditional amendment to the License Agreement with Elvis Presley Enterprises please see below under the heading “—The Company — Transactions with and Involving Elvis Presley Enterprises — Conditional Amendment.”.
Approval Process
     Because our Chairman and Chief Executive Officer, Robert F.X. Sillerman, is also the Chairman and President of 19X, the Option Agreement and the agreement to amend the License Agreement with EPE are deemed affiliated transactions and therefore required the review and oversight of a special committee of our independent directors. A special committee comprised of independent directors Messrs. David M. Ledy and Harvey Silverman was established to review and oversee the transaction. The special committee engaged The Salter Group to serve as its independent financial advisor in connection with its review of the financial terms of the Option Agreement and engaged independent legal counsel to assist in its review and oversight of the transactions. Our board of directors, acting upon the unanimous recommendation of the special committee, has (except for abstentions by directors affiliated with 19X or EPE) unanimously approved the transaction.
The Company
The Park Central Site

     The Park Central site, consisting of six contiguous parcels aggregating 17.72 acres of land, is located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property enjoys strong visibility with 1,175 feet of frontage on Las Vegas Boulevard, known as “the Strip”, and 600 feet of frontage on Harmon Avenue. The entire 17.72 acre parcel is zoned H-1, Limited Resort and Apartment District, and allows for casino gaming through its designation as a Gaming Enterprise District, or GED, and can support a variety of development alternatives, including hotels/resorts, entertainment venue(s), a casino, condominiums, hotel-condominiums, residences and retail establishments.
     Las Vegas Boulevard is a major north-south traffic route through the city and Harmon Avenue is a heavily used east-west thoroughfare that provides convenient access to McCarran International Airport. We believe the corner of Las Vegas Boulevard and Harmon Avenue is one of the most concentrated areas of pedestrian traffic on the Las Vegas strip. We expect to capitalize on this pool of potential customers by leveraging the property’s significant frontage on Las Vegas Boulevard and Harmon Avenue through attractions, theming and architectural design.
     The site is directly adjacent to the MGM Grand and across the street from MGM’s CityCenter project, which is scheduled to open its first phase in late 2009 with the entire project scheduled to open in 2010. MGM has announced that the approximately $7.8 billion CityCenter project is planned to include approximately 2,800 units of luxury condominiums; a 4,000-room luxury hotel and casino; two 400-room, non-gaming boutique hotels; and over 665,000 square feet of retail, dining and entertainment venues. The CityCenter project also is planned to include a permanent live Elvis Presley-themed show which is being created and produced by CKX and Cirque du Soleil. The completion of MGM’s CityCenter project will solidify the intersection of Las Vegas Boulevard and Harmon Avenue as one of the most important on the Las Vegas strip. Planet Hollywood, The Bellagio, Paris, The Monte Carlo and New York New York, among other major resorts, are also in the property’s immediate area. We believe that the “cluster effect” associated with the close proximity of these facilities will further drive pedestrian traffic and visitation.
     The following map illustrates the location of the Park Central site on the Las Vegas Strip and its proximity to the hotels, casinos, resorts and other attractions in the area:

Fashion Show Mall
WLV Expansion
Wynn Las Vegas
Wynn Golf Course Redevelopment
Dean Martin Dr.
TI
Palazzo
Paradise
Mirage
Venetian
Sands Expo
Sands
Hughes Center
Casino Royale
Forum Shops
Harrah's
Koval
Wynn
Crescent
Imperial Palace
Harrah's Future
Caesars
Flamingo
Park Towers
Las Vegas Blvd (The Strip)
Marriott Residence
Barbary Coast
Westin
Bally's
Platinum
Tuscany
75 Dean Martin Dr.
Bellagio
Paris
Ellis Island
Hard Rock Future
Planet Hollywood (Aladdin)
Harrah's Future
D.R.H. Condos
Jockey
Cosmopolitan
Edge East
W-Hotel
Westgate
Harmon Ave.
Project City Center
Chateau
Grand Desert
Alexis Park Redevop
Polo
Signature at MGM Grand
Monte Carlo
Showcase
McCarran Village
New York New York
MGM Grand
Excalibur
Tropicana
Hooters
Onyx Condo
Luxor
Future MGM/Mirage Project
THEPlace
N
W
E
S
Park Central Site

     Significant redevelopment has occurred and is continuing to occur along Harmon Avenue. There are several separate mixed-use condominium/hotel/casino developments currently planned or underway along the Harmon Avenue corridor which has been reported to represent approximately $20 billion of investment. While each of these projects is being pursued independently and is in various stages of development, several, including the MGM CityCenter, Cosmopolitan, Panorama Towers and the Chateau (a new major Marriott Vacation Club development), are currently under construction.
     In response to this rapid development, Clark County has begun a series of major improvements to Harmon Avenue. The County has ear-marked $11 million to be spent on widening roads, improving access/egress and completing an extension of Harmon Avenue by constructing a bridge over I-15 and constructing improvements to Valley View Boulevard. The goal is to replicate the improvements made to Las Vegas Boulevard which would enhance both pedestrian and vehicular traffic as well as the overall beautification of the area. In addition, the Las Vegas Monorail has announced plans for a $1.3 billion expansion that would connect the Convention Center and resort properties on both sides of the Strip with McCarran International Airport and the Thomas & Mack; however the project has not yet received funding necessary to realize the plan.
     We believe that the planned new developments as well as the redevelopment, improvement and expansion plans for the area around the Park Central site, including infrastructure, will substantially increase exposure, access and visitation and therefore enhance the opportunities available for development of the property.
     Development Plans
     We have contracted an international consulting firm with a focus on economic analysis for the entertainment and leisure development industry to conduct a feasibility study on the site to examine the potential development options for the site. Based on the study, management believes that the site is well suited for, but not limited to, a multi-use development which would include a mix of hotel, casino, entertainment venue(s), condominium, and retail establishments.

     The information set forth below describes our current plan for the development of the Park Central site. The description provided assumes completion of the development in accordance with the current plan. There can be no assurance this current plan will not change as design development proceeds. Furthermore, our ability to implement this plan and any variation thereof is subject to numerous risks, uncertainties and other factors, including those set forth under the heading “Item 1A. Risk Factors”. We plan to commence construction in the first quarter of 2009 with a targeted completion date in the fourth quarter of 2012.
     We are designing the project to compete within the upper strata of the luxury market.
     The initial phase of the project is multi-faceted and will contain diverse and distinctive elements to appeal to a range of clientele. We have designed a first-class environment of elegance, sophistication and luxury intended to appeal to all Las Vegas visitors, while a premium level of luxury, amenities and service is expected to attract high-roller and premium gaming clientele, as well as middle market clientele. The development will incorporate elements of entertainment appealing to all demographics, offering daytime and nighttime entertainment options not otherwise available in the market.
     The initial phase will include over approximately 8 million square feet (exclusive of parking) consisting of a luxury hotel casino, the first for our Elvis-inspired luxury brand, and a major luxury branded 5-star hotel. The luxury hotel casino is expected to include 2,269 rooms and be wholly owned and operated by us. The major luxury branded 5-star hotel is expected to include approximately 778 rooms and approximately 147 residential units.
     Although we have determined the overall scope and design of our planned development of the Park Central site, we will continue to evaluate the design in relation to the demands of the Las Vegas market. As a result, all of the features described below are based on our current plans for the site and, therefore, the design of specific elements may be refined in the future. We have designed the luxury hotel casino to feature approximately 93,000 square feet of gaming area that will house approximately 2,200 electronic games and 130 gaming tables. This square footage does not include the space allocated for a high limit area, race and sports book, and poker room. We also plan for the facility to feature convention space of approximately 206,000 square feet which will include banquet space, ballrooms and break-out meeting rooms with direct access to our 1,605 seat multi-use theater/showroom. We expect to feature approximately 100,000 square feet of entertainment venues, a portion of which will be dedicated to Elvis themed attractions. These will include an interactive multimedia experience, a boutique and a superstore. The Elvis inspiration will highlight an expansive wedding chapel complex, which is expected to include several chapels, bridal and flower shop, wedding reception and banquet areas. Our current plans include approximately 94,000 square feet of retail space, distributed throughout the facility, and 14 restaurants with an aggregate of approximately 3,400 seats and various bar/lounge areas seating approximately 675 in total. The hotel tower will be crowned with a roof top restaurant over 600 feet above the Las Vegas Strip which will convert to an ultra lounge in the evening. Our plan provides for 2,269 rooms, which includes 1,866 standard rooms of approximately 611 square feet and 392 suites ranging from 855 to over 6,400 square feet. The property will also include 7 spacious villas overlooking the pool area for our most discerning guests.
     The second hotel in the first phase, which we expect will be branded by a 5-star luxury hotel operator, will be designed to meet the brand standard. This is currently contemplated to include a meeting room component of approximately 37,200 square feet, and a restaurant, bar/lounge, health club and spa. The 147 residences are expected to feature 1, 2 and 3-bedroom units averaging 2,274 net sellable square feet. We have had and continue to have discussions with potential hotel operators regarding this hotel, though such discussions are still preliminary in nature.
     Based on preliminary budgets, management estimates total construction costs of the current plan to be approximately $3.1 billion (exclusive of land cost and related financing and other pre-opening costs).
     A future phase is intended to include a 1,000 room hotel constructed either solely by us or with a joint venture partner. The subterranean and above ground infrastructure to support the future development are intended to be constructed during this initial phase. The cost of such subterranean and above ground infrastructure is included in the construction costs for the initial phase outlined above.
     Our current operations do not generate sufficient revenue, when combined with cash on hand, to support our development plans for the Park Central site. Therefore, the redevelopment of the Park Central site is dependent upon our ability to raise significant amounts of additional capital, likely through debt and/or equity financings.

     To implement the current development scheme as depicted in the chart above, we are negotiating agreements with W.A. Richardson Builders. The principals of W.A. Richardson have over 25 years of experience in designing, building and opening large scale resort properties including Mandalay Bay Resort and Casino, Monte Carlo Resort and Casino and a 2,000 room addition to the Luxor Hotel and Casino. W.A. Richardson is currently serving as a development consultant, though we have not yet finalized the definitive terms of this consultancy. We are also negotiating agreements pursuant to which W.A. Richardson will serve as the general contractor for the construction of the improvements.
     Klai Juba Architects and YWS Architects, two professional design, architecture and planning firms specializing in hospitality and gaming resort projects, have been engaged to work on the design development plans, although we are still in the process of negotiating definitive agreements with such firms.
     Zoning and Development Restrictions
     The Park Central site is currently zoned within the GED district, the standard designation for casino properties, on all of the property’s acres and has H-1 zoning for density, which would permit the development of casinos, hotels, condominiums, apartments, office and retail space.
     Given the site’s proximity to McCarran International Airport, we have acquired Federal Aviation Administration approval to build up to 600 feet above ground level. The approval was initially scheduled to lapse on September 30, 2007, but upon our request it was automatically extended until February 10, 2009. Future extensions are not automatic and would be at the discretion of the Federal Aviation Administration.
     Parcels 2 and 3 are subject to a Grant of Reciprocal Easements and Covenants, Conditions and Restrictions, or the REA, the fundamental purpose of which was to create cross-easements to establish a coordinated pattern for the flow of traffic to, from and within those parcels and the adjacent properties east of the parcels (known as Polo Towers and the Chateau Parcel), and to and from Harmon Avenue and Las Vegas Boulevard, the major streets adjoining the parcels. In addition to various specific access easements and restrictions, the REA also contains ancillary provisions relating to signage, utility rights, and parking rights, which benefit and burden one or more of Parcels 2 and 3, none of which, we believe, are materially adverse to the development in the manner currently contemplated. The REA does not affect any of Parcels 4, 5 and 6.
     The REA contains two restrictions which could affect the value of Parcels 2 and 3: (i) a height restriction on construction on Parcel 3, and (ii) a general restriction on the sale of timeshare interests in improvements constructed on Parcels 2 and 3.
     The Parcel 3 height restrictions permit unlimited construction up to 41 feet and prohibit all construction above 160 feet. Improvements between 41 feet and 80 feet are permitted upon the payment of an amount of up to $2 million to buy timeshare interests held in the west-facing units located on the 4th to 8th floors of the Polo Towers building, a building located immediately to the east of Parcel 3, whose west-facing (only) view corridor (the Las Vegas Boulevard side) may be obstructed. If we choose to build above 80 feet and up to a maximum of 160 feet, the purchase of timeshare interests would also be required, but without limitation as to the aggregate cost. In either case, the purchase price for a timeshare unit would be basically the cost to construct a similar timeshare unit in another building. In either case, the obligation to purchase arises only if a timeshare owner demands of the Polo Towers developer that it repurchase the interest because of the obstruction of the view caused by our improvements. The current plans provide for the height of the improvements affected by the limitation on Parcel 3 to reach up to 160 feet. Based on such plans, we will need to estimate the cost of the purchase obligation, but we have not yet done so.
     The height restrictions do not affect improvements constructed anywhere on the parcels other than Parcel 3, which is directly West of the Polo Towers building. All these restrictions can be modified or terminated if agreed to by developers of the Polo Towers, without any required consent of the timeshare owners or any condominium or homeowners’ association. Although some discussions regarding the lifting or modification of such restrictions have taken place, there is no assurance that they will be lifted or modified and, if so, at what cost.
     The timeshare provision remains in effect until 2025 and would prohibit sales of timeshare interests, or hotel interests which would be substantially the same as timeshare interests, located within improvements constructed on Parcels 2 and 3. It does not prohibit the sale of “luxury” fractional interests.

History and Current Operations on Park Central Site
     The Park Central site consists of six contiguous parcels that comprise a collective 17.72 acres of land. The site is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Park Central site’s six parcels generated total rental income and other income of approximately $21.4 million for the fiscal year ended December 31, 2007.
     Set forth below is a summary of the parcels, including a description of the land, the year in which it was acquired and the purchase price, the current tenant(s), the current total annual rental income and the current term(s) of the lease(s).
     Parcel 1. Parcel 1 consists of 0.996 acres of land with 115 linear feet of frontage on Las Vegas Boulevard and 150 linear feet of frontage on Harmon Avenue. One tenant currently occupies Parcel 1. The lease for the property is terminable at any time by either party upon 120 days’ prior written notice and without the payment of a termination fee. This lease generated rental income of $1.6 million for the fiscal year ended December 31, 2007. We acquired the property in May 2006 for a total purchase price of $36.6 million.
     Parcel 2. Parcel 2 consists of 5.135 acres of land with 210 linear feet of frontage on Las Vegas Boulevard and 450 linear feet of frontage on Harmon Avenue. The property is currently occupied by a Travelodge motel which we own in fee, as well as several retail, billboard and parking lot tenants. The Travelodge motel is being operated by WW Lodging pursuant to a management agreement. The management agreement is terminable upon 30 days’ prior notice and a payment of a termination fee equal to 4% of the trailing 12 months room revenue multiplied by 200%. The property’s retail, billboard and parking lot leases are month-to-month. We intend to maintain only month-to-month leases on the property in order to accommodate our development of the parcel. These current leases generated total rental income of $5.2 million for the fiscal year ended December 31, 2007. We completed the acquisition of the ground lease and the motel in March 2003 for $3.5 million, and acquired the underlying fee title to the land in December 2006 for $55 million.
     Parcel 3. Parcel 3 consists of 2.356 acres of land, with 275 linear feet of frontage on Las Vegas Boulevard. The property currently hosts the Hawaiian Marketplace, which consists of multiple retail tenants. All but six of the leases on this property are terminable at any time upon 30 days’ (in one instant upon 180 days’) advance written notice and without payment of a termination fee. All six leases not so terminable with notice are terminable by us at any time upon the exercise of options to either repurchase, recapture or relocate the premises. We estimate the aggregate cost to exercise the options to repurchase, recapture or relocate the tenants in connection with these six leases to be $4.0 million to $4.5 million, assuming we elect to do so in the next twelve months.
     The current leases generated total rental income of $4.9 million for the fiscal year ended December 31, 2007. We completed the acquisition of the parcel for $25.8 million in March 2003. In 2004, we completed construction of the Hawaiian Marketplace for a total cost of $33.6 million.
     Parcel 4. Parcel 4 consists of 4.49 acres of land with 270 linear feet of frontage on Las Vegas Boulevard. The property is currently occupied by several tenants. The current leases are month-to-month, except for a lease with a single tenant. Such tenant’s lease term expires in May 2009, which may be extended for an additional five years at the option of the tenant. If we are unable to reach an agreement with respect to an early termination of this lease, a relocation of the existing establishment, or granting us the right to build above or around this tenant, the development of this parcel could be delayed. These leases generated total rental income of $2.8 million for the fiscal year ended December 31, 2007. We acquired the property for $90 million in January 2005.
     Parcel 5. Parcel 5 consists of 3.008 acres of land, with 180 linear feet of frontage on Las Vegas Boulevard. The property accommodates 51,414 square feet of retail space and is currently occupied by several restaurant and retail tenants. One lease term expires in January 2012, but is terminable earlier upon 120 days’ advance written notice and, if terminated after February 2010, payment of a termination fee of $200,000. Another lease term expires in December 2009, with the tenant holding two options to extend the lease for five year periods. If we are unable to reach an agreement with respect to an early termination of this lease, a relocation of the existing establishment, or granting us the right to build above or around this tenant, the development of this parcel could be delayed. A third lease term expires in March 2008, with the tenant holding an option to extend the lease for an additional five years. This lease is terminable earlier than March 2008, or thereafter if extended, upon 6 months’ advance written notice and payment of a termination fee of $450,000. A fourth lease term expires in August 2012, with the tenant holding an option to extend the lease for an additional five years. However, under such lease, we have the right to build on top of and around the tenant, although we are obligated to reimburse the tenant for loss of reasonable profits if construction causes closure of the restaurant. A fifth lease term expires in May 2059. However, because the tenant’s store is a separate box structure, it is capable of being integrated into future development plans. Parcel 5 is subject to a covenant that allows us to construct a building containing one or more floors upon and above such tenant’s building and to utilize and extend the structural members and replace the exterior service facilities, as may be reasonably necessary to serve any new construction. These leases generated total rental income of $4.3 million for the fiscal year ended December 31, 2007. We acquired the property for $17 million in March 1998.
     Parcel 6. Parcel 6 consists of 1.765 acres of land, with 125 linear feet of frontage on Las Vegas Boulevard. The property accommodates 2,094 square feet of retail space and is currently occupied by a restaurant and several retail tenants. One lease term expires in December 2013, another lease term expires in April 2011 and a third lease term expires in January 2009, with the tenant holding two options to extend the lease term for 5 year periods. A fourth lease term expires in May 2045, although we have the right to construct improvements on, over and under other portions of Parcel 6. These leases generated total rental income of $2.6 million for the fiscal year ended December 31, 2007. We acquired the land and the fourth lease for $30.1 million in May 2005.
Transaction With and Involving Elvis Presley Enterprises
      Hotel(s) at Graceland
     Graceland, the 13.5 acre estate which served as the primary residence of Elvis Presley from 1957 until his passing in 1977, is located in Memphis, Tennessee. Graceland was first opened to public tours in 1982. Over the past five years, Graceland has averaged approximately 565,000 visitors per year. The focal point of the Graceland business is a guided mansion tour, which includes a walk through the historic residence, as well as an extensive display of Elvis’ gold records and awards, career mementos, stage costumes, jewelry, photographs and more. The tour also includes a visit to the Meditation Garden, where Elvis and members of his family have been laid to rest.
     In February 2006, CKX and Elvis Presley Enterprises disclosed that they had held meetings with government officials in Memphis, Tennessee regarding preliminary plans to redevelop and expand the Graceland attraction as the centerpiece of the Whitehaven section of Memphis. In April 2006, CKX commissioned Robert A.M. Stern Architects to develop a master plan for Graceland and the surrounding properties owned by CKX. The master plan incorporates approximately 104 acres surrounding and contiguous to the Graceland mansion property. CKX also engaged Economics Research Associates to provide an analysis of the economic potential of the redevelopment. The master plan is expected to include a new visitor center, exhibition space, retail, hotel, convention facilities, public open space and parking on both sides of Elvis Presley Boulevard.
     Under the terms of our license agreement with Elvis Presley Enterprises described below, we have the option to construct and operate one or more of the hotels to be developed as part of the master plan for Graceland. If we elect to pursue this development, Elvis Presley Enterprises will either grant to us a fee title to the land for the first such hotel, or if such fee title cannot be transferred, grant us a long term lease, with a term of not less than 99 years, at de minimus annual cost. We will be required to pay Elvis Presley Enterprises a royalty of 3% of gross revenue derived from any hotel we construct at Graceland. Under the terms of the license agreement, we delivered written notice on November 21, 2007 to Elvis Presley Enterprises exercising our right to develop the first hotel as part of the Graceland master plan development; however, no definitive plans have been prepared and we have yet to finalize a development budget for the project. We expect to launch our “Heartbreak Hotel” mid-market positioned, themed entertainment hotel brand with the development and construction of the first of our hotels at Graceland.
     The development of the Graceland master plan and the incorporation of the aforementioned hotels into such development is an important part of our business plan. We have been advised by CKX and Elvis Presley Enterprises that the master plan remains a work in progress and that no plans have been finalized with respect to the relative size, layout and integration of the various elements, including the hotel(s) we intend to develop. We believe the expertise and experience of our senior management in the areas of hotel and property development may prove valuable to the development process as CKX and Elvis Presley Enterprises seek to maximize the visitor experience as well as the revenue potential for the property.
     Under the terms of our conditional option agreement with 19X, we have agreed to undertake an expanded role in the overall development of the Graceland master plan. The parties have agreed to reasonably cooperate with one another in good faith to prepare a master plan for the development of the Graceland site, with each party bearing

50% of the costs associated with preparation of the master plan, provided that 19X shall be reimbursed costs in excess of $2.5 million by us at the first to occur of (i) we terminate our involvement in the master plan process, (ii) we exercise the rights to acquire the Presley Interests or (iii) we terminate the option agreement as a result of certain actions by 19X. In the event the parties cannot agree on the design for the master plan, then 19X shall have the right to complete the development in its sole discretion, subject to our rights under our license agreement with Elvis Presley Enterprises as described below, provided, however, that we shall have the right to provide input into the redevelopment and be reasonably informed as to the status thereof, although all final decisions in respect thereof shall be made by 19X in its sole discretion.
     Under the terms of the license agreement amendment described below, we may lose our right to construct the hotel(s) referenced above (i) in the event we approve a master plan but subsequently fail to deliver a notice within ten days of such approval of our intent to proceed with the hotels contemplated in the master plan or, (ii) if we fail to deliver our notice of intent to proceed within ninety days of presentation of a master that 19X has agreed to undertake but which we have not approved.
     If our option agreement with 19X becomes effective and we were to exercise the option to acquire the Presley business, we would assume control of the entire redevelopment.
     If our conditional option agreement with 19X does not become effective and either CKX or Elvis Presley Enterprises seeks our increased involvement in the development of the overall plans, or the hotel complexes to be developed by us become a larger element of the overall project, including becoming more integrated into the visitor and mansion experience, we may seek to expand our relationship with Elvis Presley Enterprises to allow and compensate us, for this increased involvement and oversight.
      Elvis Presley License Agreement
      Grant of Rights
     The license agreement with Elvis Presley Enterprises grants us the exclusive right to use Elvis Presley-related intellectual property in connection with designing, constructing, operating, and promoting Elvis Presley-themed real estate and attraction based properties, including Elvis Presley-themed hotels, casinos, theme parks and lounges (subject to certain restrictions, including, but not limited to, certain approval rights of Elvis Presley Enterprises). The license also grants us the non-exclusive right to use Elvis Presley-related intellectual property in connection with designing, constructing, operating and promoting Elvis Presley-themed restaurants. Under the terms of the license agreement, we have the right to manufacture and sell merchandise relating to each Elvis Presley property at the applicable property, but Elvis Presley Enterprises will have final approval over all such merchandise that we may sell. If we have not opened an Elvis Presley-themed restaurant, theme park and/or lounge by June 1, 2017, then the rights for the category we have not exploited revert to Elvis Presley Enterprises.
      Elvis Presley Experiences
     Under the terms of the license agreement, we have the right to participate, under certain circumstances, in the development by Elvis Presley Enterprises of any “Elvis Presley Experience,” defined as any permanent, non-touring interactive entertainment, educational and retail experiences incorporating music, artifacts, and audiovisual works focusing on the life and times of Elvis Presley. As defined in the license agreement, an Elvis Presley Experience does not include a permanent live show of the type that is being created and produced by CKX and Cirque du Soleil and performed at MGM’s CityCenter. As such, we have no ownership, economic interest or other participation in such show.
     If Elvis Presley Enterprises intends to create an Elvis Presley Experience in collaboration with a third party, we have the right to invest in up to 50% of the economic and beneficial interests owned by Elvis Presley Enterprise in such project. If Elvis Presley Enterprises desires to create an Elvis Presley Experience without third party collaboration, we have the right to participate in such project such that (i) Elvis Presley Enterprises shall bear the initial production costs (until opening) of such Elvis Presley Experience, (ii) we shall provide and construct the premises or venue for the public presentation of such Elvis Presley Experience and shall be entitled to a rental payment to be negotiated by the parties in good faith, and (iii) we shall each own and share in 50% of the profits and losses of such Elvis Presley Experience.

     In all cases, if we request that Elvis Presley Enterprises create an Elvis Presley Experience at one of our properties, provided that Elvis Presley Enterprises has the right to do so, it shall use reasonable best efforts to create such Elvis Presley Experience at our requested property.
     We have been notified by Elvis Presley Enterprises that they are a party to a global agreement with Cirque du Soleil for the creation of Elvis Presley themed projects worldwide, including the development of Elvis Presley Experiences. In the event that Elvis Presley Enterprises develops one or more Elvis Presley Experience(s) with Cirque du Soleil, we have the right to participate for up to 50% of Elvis Presley Enterprises’ economic participation, as described above for projects involving third party collaboration. We also intend to request that Elvis Presley Enterprises and Cirque du Soleil, together with our participation, develop the first Elvis Presley Experience at the Park Central site. We believe that the planned Elvis-themed elements at the site, including our plans with respect to the development of an Elvis Presley Experience on site, and the Cirque du Soleil show at the MGM CityCenter will complement one another and create a focal point for Elvis Presley fans while visiting Las Vegas.
      Royalty Payments and Minimum Guarantees
     We are required to pay to Elvis Presley Enterprises an amount equal to 3% of gross revenues generated at any Elvis Presley property (including gross revenues derived from lodging, entertainment attractions, ticket sales, sale of food and beverages, and rental space, but excluding gambling if payment of percentage of gambling royalty revenues would be contrary to law or require Elvis Presley Enterprises to be licensed) and 10% of gross revenues with respect to the sale of site-specific merchandise. In addition, we will pay Elvis Presley Enterprises a set dollar amount per square foot of casino floor space at each Elvis Presley-themed property where percentage royalties are not paid on gambling revenues.
     We are required to pay a guaranteed minimum royalty payment (against royalties payable for the year in question) to Elvis Presley Enterprises of $9 million in each of 2007, 2008 and 2009, $18 million each of 2010, 2011 and 2012, $22 million in each of 2013, 2014, 2015 and 2016, and increasing by 5% for each year thereafter. The initial payment (for 2007) under the license agreement, as amended, will be due on the earlier of the completion of the rights offering described elsewhere herein, or April 1, 2008, provided that because the initial payment will be made after December 1, 2007, it shall bear interest at the then current prime rate as quoted in The Wall Street Journal plus 3% per annum between December 1, 2007 and December 31, 2007, plus 3.5% per annum from January 1, 2008 through January 31, 2008, plus 4.0% from February 1, 2008 through February 29, 2008, and plus 4.5% from and after March 1, 2008.
     Beginning on the date of the agreement and ending on the eighth anniversary of the opening of the first Elvis Presley-themed hotel, we have the right to buy out all remaining royalty payment obligations due to Elvis Presley Enterprises under the license agreement by paying Elvis Presley Enterprises $450 million. We would also be required to buy out royalty payments due to Muhammad Ali Enterprises under our license agreement with Muhammad Ali Enterprises discussed below at the same time that we exercise our buyout right under the Elvis Presley Enterprises license agreement.
      Termination Rights
     Unless we exercise our buy-out right, either we or Elvis Presley Enterprises will have the right to terminate the license upon the date that is the later of (i) June 1, 2017, or (ii) the date on which our buy-out right expires, which is the eighth anniversary of the opening of the first Elvis Presley-themed hotel. Thereafter, either we or Elvis Presley Enterprises will again have the right to so terminate the license on each tenth anniversary of such date. In the event that we exercise our termination right, then (x) the license agreement between us and Muhammad Ali Enterprises will also terminate and (y) we will pay to Elvis Presley Enterprises a termination fee of $45 million. Upon any termination, the rights granted to us (and the rights granted to any project company to develop an Elvis Presley-themed real estate property) will remain in effect with respect to all Elvis Presley-related real estate properties that are open or under construction at the time of such termination, provided that royalties, but no minimum guarantees, continue to be paid to Elvis Presley Enterprises.
      Conditional Amendment

     We have entered into an agreement with 19X to amend the License Agreement between our Company and EPE, which amendment shall only become effective upon the closing of 19X’s acquisition of CKX.
     If and when effective, the amendment to the License Agreement will provide that, if, by the date that is 7 1/2 years following the closing of 19X’s acquisition of CKX, EPE has not achieved certain financial thresholds, we will be entitled to a reduction of $50 million against 85% of the payment amounts due under the license agreement, with such reduction taken ratably over the ensuing three year period provided, however, that if we have failed in our obligations to build any hotel to which we had previously committed under the definitive Graceland master plan, then this reduction shall not apply.
     As described under “—Hotel(s) at Graceland,” the amendment to the License Agreement also provides that we may lose our right to construct the hotel(s) as part of the Graceland master redevelopment plan (i) in the event we approve a master plan (as contemplated under the Option Agreement with 19X) but subsequently fail to deliver a notice within ten days of such approval of our intent to proceed with the hotels contemplated in the master plan or, (ii) in the alternative, if we fail to deliver our notice of intent to proceed in accordance with the definitive master plan within ninety days of presentation of a master plan that 19X has agreed to undertake but which we have not approved.
     Conditional Option Agreement with 19X
     We have entered into an Option Agreement with 19X, Inc. pursuant to which, in consideration for annual option payments as described below, we would have the right to acquire an 85% interest in the Elvis Presley business currently owned and operated by CKX, Inc. through its Elvis Presley Enterprises subsidiaries at an escalating price over time as set forth below. Because 19X will only own those rights upon consummation of its pending acquisition of CKX, the effectiveness of the Option Agreement is conditioned upon the closing of 19X’s acquisition of CKX. In the event that the merger agreement between 19X and CKX is terminated without consummation or the merger fails to close for any reason, the proposed Option Agreement with 19X will also terminate and thereafter have no force and effect.
     Upon effectiveness of the proposed Option Agreement, and in consideration for annual option payments described below, we would have the right (but not the obligation) to acquire the 85%-interest in the Elvis Presley business (the “Presley Interests”), structured as follows:
•	Beginning on the date of closing of 19X’s acquisition of CKX and for the ensuing 48 months, we will have the right to acquire the Presley Interests for $650 million.

•	Beginning 48 months following the date of closing of 19X’s acquisition of CKX and for the ensuing six month period, we will have the right to acquire the Presley Interests for $700 million.

•	Beginning 54 months following the date of closing of 19X’s acquisition of CKX and for the ensuing six month period, we will have the right to acquire the Presley Interests for $750 million

•	Beginning 60 months following the date of closing of 19X’s acquisition of CKX and for the ensuing six month period, we will have the right to acquire the Presley Interests for $800 million

•	Beginning 66 months following the date of closing of 19X’s acquisition of CKX and for the ensuing six month period, we will have the right to acquire the Presley Interests for $850 million
     If, as of the calendar month immediately preceding the sixth anniversary of the date of closing of 19X’s acquisition of CKX, EPE has not achieved certain financial thresholds, we will have the right to extend the deadline to exercise our right to acquire the Presley Interests by twelve (12) months. If, as of the calendar month immediately preceding the seventh anniversary of the date of closing of 19X’s acquisition of CKX, EPE has still not achieved the financial thresholds, we will have the right to extend the deadline to exercise our right to acquire the Presley Interests an additional six (6) months.
     If, at the end of such six month extension period, EPE has still not achieved the financial thresholds, we will have the right to either (i) reduce the purchase price for the acquisition by $50 million and proceed with the acquisition, or (ii) elect not to proceed with the acquisition.
     The total amount of the option payments will be $105 million payable over five years, with each annual payment set forth below payable in four equal cash installments (except as described below) per year:

•	Year one annual payment — $15 million.

•	Year two annual payment — $15 million.

•	Year three annual payment — $20 million.

•	Year four annual payment — $25 million.

•	Year five annual payment — $30 million.
     The first installment for year one’s annual payment shall become due and payable on the later of (i) the closing of 19X’s acquisition of CKX, and (ii) August 15, 2008. The date on which such first installment is paid is referred to as the “Initial Installment Date.” The three remaining installments for year one’s annual payment shall be due on the 90th, 180th and 270th day after the Initial Installment Date. For each subsequent annual payment for years two through five, the first installment will be due on the ensuing anniversary date of the Initial Installment Date and the three remaining installments will be due on the 90th, 180th and 270th day thereafter.
     Notwithstanding the foregoing, during each of the first two years, we can pay up to two installment payments in any twelve month period by delivery of an unsecured promissory note (rather than cash) which shall become due and payable on the earlier of (i) the closing of the acquisition of the Presley Interests, and (ii) the termination of the Option Agreement. The promissory notes shall bear interest at the rate of 10.5% per annum.
     Pursuant to the Option Agreement, subject to it becoming effective, 19X has made certain representations and warranties regarding the Presley Interests and the Elvis Presley business and has made certain covenants regarding the ownership of the Presley Interests and ownership and operation of the Elvis Presley business during the term of the Option Agreement. 19X is required, upon our request, to annually reaffirm these representations and warranties and covenants to us. Subject to certain limitations, 19X has agreed to indemnify us for breach of such representations and warranties and covenants. In limited and specified circumstances, our obligation to make annual option payments shall cease and 19X shall be obligated to refund certain prior payments.
     As more fully described under “— Hotel(s) at Graceland,” the Option Agreement also provides that the parties shall work collectively on the master plan for redevelopment of the property surrounding Graceland.
     Under the Option Agreement, we are not entitled to exercise our right to acquire the Presley Interests without the unanimous approval of the independent directors of our board based upon the recommendation of a special committee of the board composed entirely of independent directors empowered to review and oversee such exercise if such a recommendation of a special committee of independent directors and such approval by the independent directors of the board is advisable under applicable law based upon the advice of our counsel. If we elect to exercise our right to acquire the Presley Interests, the closing of the acquisition will be contingent upon regulatory approval and the satisfaction of customary closing conditions.
     If the Option Agreement becomes effective, we will need to seek financing to fund the annual option payments that are not otherwise payable by delivery of the unsecured promissory notes, as our current cash flow and cash on hand are not sufficient to fund these cash payments.
     The Presley business, which is currently owned 85% by CKX, Inc. and 15% by the Promenade Trust, consists of entities which own and/or control the commercial utilization of the name, image and likeness of Elvis Presley, the operation of the Graceland museum and related attractions, as well as revenue derived from Elvis Presley’s television specials, films and certain of his recorded musical works, collectively referred to herein as the “Presley Business.” The Presley business consists primarily of two components: first, intellectual property, including the licensing of the name, image, likeness and trademarks associated with Elvis Presley, as well as other owned and/or controlled intellectual property and the collection of royalties from certain motion pictures, television specials and recorded musical works and music compositions; and second, the operation of the Graceland museum and related attractions and retail establishments, including Elvis Presley’s Heartbreak Hotel and other ancillary real estate assets in Memphis, Tennessee. As described under "— Hotel(s) at Graceland” above, Elvis Presley Enterprises has disclosed preliminary plans to redevelop and expand the Graceland attraction, incorporating 104 acres surrounding and contiguous to the Graceland mansion property. The master plan is expected to include a new visitor center, exhibition space, retail, hotel, convention facilities, public open space and parking on both sides of Elvis Presley Boulevard. The Presley business has also announced that it has entered into an exclusive arrangement with Cirque du Soleil for the creation, development, production and promotion of “Elvis Presley Projects,” featuring touring and permanent shows, as well as multimedia interactive “Elvis Experiences,” throughout the world. Elvis Presley Enterprises, together with Cirque Du Soleil, has entered into an agreement with MGM MIRAGE to create a permanent Elvis Presley show at the CityCenter hotel/casino, which is currently under construction in Las Vegas.

The show, which is expected to open with the hotel in November 2009, will consist of a creative combination of live musicians and singers, projections, dance and the latest in multimedia sound and lighting technology intended to offer an emotional bond with the audience.
     Because our Chairman and Chief Executive Officer, Robert F.X. Sillerman, is also the Chairman and President of 19X, the Option Agreement and the Amendment to the Elvis Presley Enterprises License Agreement with 19X are deemed affiliated transactions and therefore required the review and oversight of a special committee of our independent directors. A special committee comprised of independent directors Messrs. David M. Ledy and Harvey Silverman was established to review and oversee the transaction. The special committee engaged The Salter Group to serve as its independent financial advisor in connection with the review of the financial terms of the Option Agreement and engaged independent legal counsel to assist in its review and oversight of the transactions. Our board of directors, acting upon the unanimous recommendation of the special committee, has (except for abstentions by directors affiliated with 19X or Elvis Presley Enterprises) unanimously approved the transaction.
Muhammad Ali License Agreement
      Grant of Rights
     The license agreement with Muhammad Ali Enterprises, which we entered into simultaneously with entering into the Elvis Presley Enterprises license agreement, grants us the right to use Muhammad Ali-related intellectual property in connection with designing, constructing, operating, and promoting Muhammad Ali-themed real estate and attraction based properties, including Muhammad Ali-themed hotels and retreat centers, subject to certain restrictions, including, but not limited to, certain approval rights of Muhammad Ali Enterprises. We currently envision Muhammad Ali retreat centers as retreat locations, incorporating the intellectual property of Muhammad Ali, where groups, companies, and/or organizations can come to focus board and staff members on key issues such as strategic planning, enhancing communication, teamwork, collaboration, problem-solving and creative thinking, all utilizing the ideals of Muhammad Ali to drive and enhance their experience. Under the terms of the license agreement, we have the right to manufacture and sell merchandise relating to each Muhammad Ali property at the applicable property, but Muhammad Ali Enterprises will have final approval over such merchandise that we may sell. While we are continually exploring opportunities to use the Muhammad Ali-related intellectual property as described above, we have no current plans with respect to specific uses of the Muhammad Ali-related intellectual property.
      Royalty Payments and Minimum Guarantees
     We are required to pay to Muhammad Ali Enterprises an amount equal to 3% of gross revenues generated at any Muhammad Ali property, including gross revenues derived from lodging, entertainment attractions, ticket sales, sale of food and beverages and rental space, and 10% of gross revenues with respect to the sale of merchandise.
     We are required to pay a guaranteed annual minimum royalty payment (against royalties payable for the year in question) to Muhammad Ali Enterprises of $1 million in each of 2007, 2008 and 2009, $2 million in each of 2010, 2011 and 2012, $3 million in each of 2013, 2014, 2015 and 2016 and increasing by 5% for each year thereafter. The initial payment (for 2007) under the license agreement, as amended, will be due on the earlier of the completion of the rights offering described elsewhere herein or April 1, 2008, provided that if the initial payment is made after December 1, 2007, it shall bear interest at the then current prime rate as quoted in The Wall Street Journal plus 3% per annum between December 1, 2007 and December 31, 2007, plus 3.5% per annum from January 1, 2008 through January 31, 2008, plus 4.0% from February 1, 2008 through February 29, 2008, and plus 4.5% from and after March 1, 2008.
     Beginning on the effective date of the license, which is June 1, 2007, and ending on the date that is the eighth anniversary of the opening of the first Elvis Presley-themed hotel, we have the right to buy-out all remaining royalty payment obligations due to Muhammad Ali Enterprises under the license agreement by paying Muhammad Ali Enterprises $50 million. We would be required to buy-out royalty payments due to Elvis Presley Enterprises under the Elvis Presley license agreement at the same time that we exercise our buy-out right under the Muhammad Ali license agreement.
      Termination Rights
     Unless we exercise our buy-out right, either we or Muhammad Ali Enterprises will have the right to terminate the license upon the date that is the later of (i) 10 years after the effective date of the license, or (ii) the date on which our buy-out right expires. Thereafter, either we or Muhammad Ali Enterprises will again have the right to so terminate the license on each tenth anniversary of such date. In the event that we exercise our termination right, then (x) the Elvis Presley license agreement will also terminate and (y) we will pay to Muhammad Ali Enterprises a termination fee of $5 million. Upon any termination, the rights granted to us (and the rights granted to any project company to develop a Muhammad Ali-themed real estate property) will remain in effect with respect to all Muhammad Ali-related real estate properties that are open or under construction at the time of such termination, provided that royalties, but no minimum guarantees, continue to be paid to Muhammad Ali Enterprises.
The Riviera
     In addition to our ownership of the Park Central site, through subsidiaries we own 1,410,363 shares of common stock in Riviera Holdings Corporation, which owns and operates the Riviera Hotel & Casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado. We acquired 573,775 of these shares on September 26, 2007 as a result of exercising an option in which we owned a 50% beneficial ownership interest to acquire an additional 1,147,550 shares of Riviera Holdings Corporation at a price of $23 per share. Our ownership of 1,410,363 shares of common stock in Riviera Holdings Corporation represents approximately 11.32% of the outstanding common stock of Riviera as of August 3, 2007. On May 16, 2007, we, through a subsidiary, submitted a proposal to the board of directors of Riviera Holdings Corporation to acquire through a merger the remaining outstanding shares of Riviera Holdings Corporation at a price of $34 per share. At that time the board of directors of Riviera Holdings Corporation rejected this offer.
     We continue to explore an acquisition of Riviera Holdings Corporation with the goal of becoming a multi-property owner and operator in Las Vegas, Nevada. However, we have not entered into any agreements with Riviera Holdings Corporation related to the acquisition of Riviera. Pursuing an acquisition of Riviera Holdings Corporation is independent of our strategy to redevelop the Park Central site. We believe that an acquisition of Riviera Holdings Corporation would provide us with a competitive advantage in Las Vegas as an owner and operator of multiple gaming operations on the strip. No assurance can be given that we will be successful in acquiring Riviera Holdings Corporation. The price per share that we would be willing to pay in an acquisition of Riviera Holdings Corporation would be based on a number of factors, including, without limitation, the then prevailing market price per share of Riviera Holdings Corporation common stock, the assumption or repayment of outstanding indebtedness, if any, of Riviera Holdings Corporation, prevailing market conditions and our ability to finance the acquisition on reasonable terms. The $34 per share merger price that we proposed to the board of directors of Riviera Holdings Corporation in May 2007 is not indicative of the price we would be willing to pay at this time and should not be relied upon in calculating the total capital that could be necessary to consummate such an acquisition. Based on the closing price of Riviera Holdings Corporation’s common stock on March 11, 2008, which was $21.72 per share, Riviera Holdings Corporation has a market capitalization of $270.7 million (or $240.1 million excluding the shares we own). Our ability to consummate an acquisition of Riviera Holdings Corporation is dependent upon, among other things, our ability to raise the financing necessary to pay for such an acquisition.
Regulation and Licensing
      Hospitality
     Our proposed businesses will be subject to numerous laws, including those relating to the preparation and sale of food and beverages, such as health and liquor license laws. Our proposed businesses will also be subject to laws governing employees in our proposed hotels in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to implement our proposed hotel projects may be dependent upon our obtaining necessary building permits or zoning variances from local authorities.
     Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although we expect to invest significant amounts to ensure that our hotels comply with ADA requirements, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We intend to be in compliance in all material respects with all statutory and administrative government regulations with respect to our proposed business when we become subject to such requirements.

     Our proposed hotel properties and current commercial leasing activities of the Park Central site could expose us to environmental liabilities, including liabilities related to activities that predated our acquisition or operation of a property. Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous substances released at the property and may be held liable to a governmental entity or to third parties for property damages and for investigation and cleanup costs incurred by such parties in connection with the contamination. Environmental liability can be incurred by a current owner or operator of a property for environmental problems or violations that occurred on a property prior to acquisition or operation. These laws and regulations often impose cleanup responsibility and liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The liability under environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site.
      Gaming
Nevada
      Introduction
     The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act (the “Nevada Act”) and the regulations made under such Act, as well as various local ordinances. Once the hotel is open, the operations of our proposed casino on the Park Central site will be subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Gaming Commission”), the Nevada State Gaming Control Board (the “Nevada Board”) and the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), which we refer to collectively as the Nevada Gaming Authorities.
      Policy Concerns of Gaming Laws
     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. These public policy concerns include, among other things:
•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures;

•	maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs, and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.
Changes in these laws, regulations and procedures could have significant negative effects on our proposed Park Central site casino’s proposed gaming operations and our financial condition and results of operations.
      Owner and Operator Licensing Requirements
     Before we can open our proposed casino on the Park Central site, we will be required to seek approval from and be licensed by the Nevada Gaming Authorities as a company licensee. We would also be required to seek and obtain a similar approval in connection with an acquisition of Riviera Holdings Corporation. The licensing process consists of submitting a detailed application and undergoing a thorough investigation by the Nevada Gaming Authorities of the company and its key employees. As applicant, we would be required to pay all costs of investigation, and the Nevada Gaming Authorities may deny an application for licensing for any reason they deem reasonable.

     If granted, the gaming license will not be transferable and may be conditioned or restricted. The requirements to maintain the gaming license include compliance with any conditions or restrictions placed on the gaming license, the payment of applicable fees and the periodic submission of detailed reports to the Nevada Gaming Authorities.
     We cannot assure you that we will be able to obtain all approvals and licenses from the Nevada Gaming Authorities on a timely basis or at all. In the event that our key executives fail to obtain the required gaming licenses, their employment with us would be terminated and we would no longer have access to their experience and expertise.
      Company Registration Requirements
     Before we can open our proposed casino on the Park Central site, we will be required to be registered by the Nevada Commission as a publicly traded corporation, referred to as a registered company, for purposes of the Nevada Act. We will also be required to seek such a registration in connection with an acquisition of Riviera Holdings Corporation. Once we obtain such registrations, we will be required to maintain a current ledger of the ownership of all shares of the company and provide detailed information as to the ownership, management and financial position of the company, or any other information the Nevada Commission may require. The Nevada Gaming Authorities may make such investigation of the company or any of its officers, directors, securities holders or any other persons associated therewith as it deems necessary, and the Nevada Commission may deny an order of registration for any reason it deems reasonable. We cannot assure you that we can obtain an order of registration from the Nevada Commission on a timely basis or at all.
     We will be required to maintain and periodically submit detailed ownership, financial and operating reports to the Nevada Gaming Authorities and to provide any other information that the Nevada Gaming Authorities may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Commission.
     Individual Licensing Requirements
     Before becoming a stockholder or member of, or receive any percentage of the profits of, an intermediary company or company licensee, such person may be required to first obtain licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors and certain key employees will be required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay for all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.
     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.
      Redemption or Mandatory Sale of Securities Owned By an Unsuitable Person
     Our certificate of incorporation provides that, to the extent a gaming authority makes a determination of unsuitability or to the extent deemed necessary or advisable by our board of directors, we may redeem shares of our capital stock that are owned or controlled by an unsuitable person or its affiliates. The redemption price will be the amount, if any, required by the gaming authority or, if the gaming authority does not determine the price, the sum deemed by the board of directors to be the fair value of the securities to be redeemed. If we determine the redemption price, the redemption price will be capped at the closing price of the shares on the principal national securities exchange on which the shares are listed on the trading date on the day before the redemption notice is given. If the shares are not listed on a national securities exchange, the redemption price will be capped at the closing sale price of the shares as quoted on an inter-dealer quotation system, or if the closing price is not reported, the mean between the bid and asked prices, as quoted by any other generally recognized reporting system. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as we elect. In the event our board of directors determines that such a redemption would adversely affect us, we shall require such person and/or its affiliates to sell the shares of our capital stock subject to the redemption.
      Consequences of Violating Gaming Laws
     If the Nevada Commission decides that we violated the Nevada Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate our proposed casino and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.
      Requirements for Equity Security Holders
     Regardless of the number of shares held, any beneficial owner of the voting or non-voting securities of a registered company may be required to file an application, be investigated and have that person’s suitability as a beneficial owner of such securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial owner of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.
     The Nevada Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Commission. The Nevada Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, own up to 19% of the voting securities of a registered company for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:
•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.
     Our certificate of incorporation includes provisions intended to help us implement the above restrictions.
We will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We will be required to render maximum assistance in determining the identity of the beneficial owner of any of our voting securities. The Nevada Commission has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Act. We do not know whether this requirement will be imposed on us.
      Consequences of Being Found Unsuitable
     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any equity security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:
•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to our company;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.
     Requirements for Debt Security Holders
     The Nevada Commission may, in its discretion, require the holder of any debt or similar securities of a registered company to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission decides that a person is unsuitable to own the security, then under the Nevada Act, the registered company can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:
•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.
     Approval of Public Offerings
     A registered company may not make a public offering of its securities without the prior approval of the Nevada Gaming Authorities if it intends to use the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Once we become a registered company, any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Board or the Nevada Commission as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful..
     By regulation, the Nevada Gaming Authorities consider all relevant material facts in determining whether to grant an approval of public offerings. The Nevada Gaming Authorities may further consider not only the effects of the action or approval requested by the applicant, but whatever other facts are deemed relevant, including but not limited to the following:
•	The business history of the applicant, including its record of financial stability, integrity, and success of its operations.

•	The current business activities and interest of the applicant, as well as those of its executive officers, promoters, lenders, and other sources of financing, or any other individuals associated therewith.

•	The current financial structure of the applicant, as well as changes which could reasonably be anticipated to occur to such financial structure as a consequence of the proposed action of the applicant.

•	The gaming-related goals and objectives of the applicant, including a description of the plans and strategy for achieving such goals and objectives.

•	The adequacy of the proposed financing or other action to achieve the announced goals and objectives.

•	The equity investment, commitment or contribution of present or prospective directors, officers, principal employees, investors, lenders, or other sources of financing.
     To avoid delays which might otherwise be occasioned by investigative, analytical or other processing time, prior approval is typically sought through a Shelf Approval process. Shelf Approvals are obtained by submitting an application to the Nevada Gaming Authorities and are generally subject to certain restrictions. Such restrictions may include a limited life for the Shelf Approval, the ability of the Nevada Gaming Authorities to rescind the approval for good cause shown, restrictions on the ability to encumber gaming subsidiaries and approval for gaming subsidiaries to guarantee performance of obligations evidenced by a security.
     We cannot assure you that we can obtain approval of a shelf registration or any other registration in a timely manner, or at all. Neither can we assure you what restrictions may be placed on any future application for approval of a sale of our securities.
     The regulations of the Nevada Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Act, or which is not otherwise subject to the provisions of the Nevada Act or regulations, such as us, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a Ruling Request, the Nevada Board Chairman has ruled that it is not necessary to submit an application.
      Approval of Changes in Control
     Registered companies are required to obtain prior approval of the Nevada Commission with respect to a change in control through:
•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person by which the person obtains control of us.
     Entities seeking to acquire control of a registered company must satisfy the Nevada Board and the Nevada Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

      Approval of Defensive Tactics
     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchase of voting securities and corporate defense tactics affecting Nevada gaming licenses, and registered companies that are affiliated with those operations, may be harmful to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:
•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.
     Approvals may be required from the Nevada Commission before a registered company can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.
      Fees and Taxes
     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:
•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or

•	the number of table games operated.
     A live entertainment tax is also paid by casino operators where entertainment is furnished in connection with admission fees, the selling or serving of food or refreshments or the selling of merchandise. While we expect these fees and taxes to be significant, until we have an operating gaming facility it is impossible for us to determine with any specificity the impact such fees and taxes will have on our revenues.
      Foreign Gaming Investigations
     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons, collectively referred to herein as licensees, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of the licensee’s or registrant’s participation in such foreign gaming. We may be subject to these investigations in the event that we acquire or construct a gaming facility in a jurisdiction outside of Nevada. For example, in the event that we acquire control of the Riviera, we would become the owners of the Blackhawk Casino in Blackhawk, Colorado, thereby making us subject to these provisions. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Act. A licensee or registrant is also subject to disciplinary action by the Nevada Commission if it:
•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.
     License for Conduct of Gaming and Sale of Alcoholic Beverages
     The conduct of gaming activities and the service and sale of alcoholic beverages at the casino on the Park Central site will be subject to licensing, control and regulation by the Clark County Board. In addition to approving our company, the Clark County Board has the authority to approve all persons owning or controlling the stock of any business entity controlling a gaming or liquor license. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.
Competition
     Las Vegas is the largest gaming market in the United States and is also one of the fastest growing leisure, lodging and entertainment markets in the United States. During the year ended December 31, 2006, the Las Vegas gaming and hotel markets continued their upward trends with, among other things, a 0.9% increase in visitation to 38.9 million visitors, a 10.9% increase in Las Vegas Strip gaming revenue and a 16.0% increase in average daily room rates, all as compared to the year ended December 31, 2005.
     Many properties on the Las Vegas Strip have opened over the past ten years, including the Wynn, the Bellagio, Mandalay Bay Resort & Casino, the Palazzo, Paris Las Vegas, Planet Hollywood Resort and Casino and The Venetian. In addition, a number of existing properties on the Las Vegas Strip embarked on expansions during this period, including the Bellagio, the Luxor Hotel and Casino, Mandalay Bay Resort & Casino and Caesars Palace. Each of these properties incorporates a variety of commercial elements, including but not limited to hotel, casino, retail, entertainment and restaurant operations. As a result, the casino/hotel industry in Las Vegas is highly competitive across a broad array of categories. The Park Central site is located on the Las Vegas Strip and is anticipated to compete in each of the aforementioned categories with these and other luxury-oriented properties.
     The Park Central site will also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, riverboat gaming facilities in other states, casino facilities on Native American lands and elsewhere in the world, state lotteries, and other forms of gaming. The continued proliferation of Native American gaming in California and elsewhere could have a negative impact on our operations. In particular, the legalization of casino gaming in or near metropolitan areas from which we attract customers, could have a negative effect on our business. In addition, new or renovated casinos in Macau or elsewhere in Asia could draw Asian gaming customers, including high-rollers, away from Las Vegas.
     In addition to the existing casinos with which the Park Central site is anticipated to compete, several new resorts are expected to open on or near the Las Vegas Strip before 2011, each of which is expected to include a variety of commercial elements, including but not limited to hotel, casino, retail, entertainment and restaurant operations. The major projects, which have either been announced or are currently under construction include, but are not limited to:
•	Echelon Place — an approximately $4.0 billion development by Boyd Gaming located north of the Park Central site on the Las Vegas Strip.

•	City Center — an approximately $7.8 billion development by MGM Mirage located directly across the street from the Park Central site.

•	Cosmopolitan — an approximately $3 billion development by Condo Hotel Company currently under construction located north of the Park Central site on the northwest corner of Harmon Avenue and the Las Vegas Strip.
History of Our Company
     On January 10, 2008, we became a publicly traded company as a result of the completion of the distribution of 19,743,349 shares of our common stock to CKX’s stockholders. We refer to this distribution as the “CKX Distribution.” Set forth below is a summary of our history, including certain transactions undertaken by our founders, CKX and Flag Luxury Properties, to effectuate the CKX Distribution. For a further description of our history, please see generally Note 2 (Organization and Background) to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
     FX Luxury Realty, LLC was formed on April 13, 2007.
     On May 11, 2007, Flag Luxury Properties, LLC, a real estate development company in which Robert F.X. Sillerman beneficially owns an approximate 29.3% equity interest, contributed all of its direct and indirect membership interests in the Metroflag entities, which directly and indirectly then owned 50% of the Park Central site, to FX Luxury Realty in exchange for membership interests therein. Following these contributions, FX Luxury Realty was a wholly-owned subsidiary of Flag Luxury Properties. The contributed Metroflag interests included a 25% ownership interest in Metroflag previously owned by affiliates of Brett Torino, which interest was previously contributed to Flag Luxury Properties by affiliates of Brett Torino in exchange for membership interests in Flag Luxury Properties.
     On June 1, 2007, Flag Leisure Group, LLC, a company in which Robert F.X. Sillerman and Paul C. Kanavos each beneficially own an approximate 33% interest and which is the managing member of Flag Luxury Properties, sold to FX Luxury Realty all of its membership interests in RH1, LLC, which owns an aggregate of 418,294 shares of Riviera Holdings Corporation. On such date, Flag Luxury Properties also sold to FX Luxury Realty all of its membership interests in Flag Luxury Riv, LLC, which owns an additional 418,294 shares of Riviera Holdings Corporation. With the purchase of these membership interests, FX Luxury Realty acquired a 50% beneficial ownership interest in an option to acquire an additional 1,147,500 shares of Riviera Holdings Corporation at $23 per share.
     On June 1, 2007, CKX, a company in which Mr. Sillerman beneficially owns approximately 31% of the outstanding shares of common stock, entered into and consummated agreements pursuant to which (i) CKX, through its subsidiaries Elvis Presley Enterprises (an 85%-owned subsidiary of CKX) and Muhammad Ali Enterprises (an 80%-owned subsidiary of CKX), granted licenses to FX Luxury Realty, and (ii) CKX invested $100 million in FX Luxury Realty in exchange for 50% of its outstanding common membership interests. CKX simultaneously entered into an agreement pursuant to which Mr. Sillerman, together with Simon R. Fuller, a director of CKX and the Chief Executive Officer of CKX’s subsidiary, 19 Entertainment Limited, will acquire and take CKX private in a merger transaction.
     The board of directors of CKX, upon the recommendations of its special committee, approved each of these transactions on the condition that CKX distribute to its stockholders one-half of the equity it purchased in FX Luxury Realty through a distribution of shares of our common stock to allow current CKX stockholders to share directly in the continued growth and exploitation of the existing Elvis Presley and Muhammad Ali intellectual property rights and assets in the capital intensive development opportunities to be pursued by us in accordance with the terms of the license agreements with certain subsidiaries of CKX. A registration statement was filed with the Securities and Exchange Commission to effect the CKX Distribution.
     On July 6, 2007, pursuant to an agreement entered into on May 30, 2007 just prior to CKX’s investment in FX Luxury Realty, FX Luxury Realty purchased from a third party the remaining 50% of the entities that collectively own the Park Central site, for $180 million, which was paid in cash from borrowings and cash on hand. As a result of this acquisition and completion of the reorganization described below we own, through our subsidiaries, the entirety of the Park Central site.
     On September 26, 2007, CKX together with the other members of FX Luxury Realty LLC exchanged all of their common membership interests in FX Luxury Realty for shares of common stock of FX Real Estate and Entertainment. We refer to this exchange herein as the “reorganization.” Immediately following the reorganization, also on September 26, 2007, CKX acquired an additional $1.5 million of our common stock, and Flag Luxury Properties acquired an additional $0.5 million of our common stock, the pricing for which was based on the same valuation used at the time of CKX’s initial investment in FX Luxury Realty in June 2007.
     On November 30, 2007, Flag Luxury Properties LLC distributed all of its shares of our common stock, representing 49.75% of the then outstanding shares of our common stock, to its members, including Messrs. Sillerman and Kanavos, and certain of its employees.

     On January 10, 2008, CKX together with three trusts established for the benefit of its stockholders delivered to each stockholder of CKX two shares of our common stock for every ten shares of CKX common or preferred stock held by such stockholder pursuant to the CKX Distribution.
Intellectual Property
     We intend to protect our intellectual property rights through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements. With respect to applications to register trademarks that have not yet been accepted, we cannot assure you that such applications to register trademarks that have not yet been accepted, we cannot assure you that such applications will be approved. Third parties may oppose the trademark applications, seek to cancel existing registrations or otherwise challenge our use of the trademarks. If they are successful, we could be forced to re-brand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in one country as in another. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.
     Pursuant to our license agreements with subsidiaries of CKX, we have the right to use intellectual property or certain other proprietary rights related to Elvis Presley and Muhammad Ali that are owned or controlled by, or licensed to such CKX subsidiaries, including, without limitation, certain trademarks owned in connection with the design, construction, operation, advertising and promotion of certain real estate properties and the design, manufacture, sale and promotion of themed merchandise. If we wish to (i) use the trademarks in connection with the design, construction, operation and promotion of properties or attractions or the design, manufacture, sale, and promotion of related merchandise, in each case, outside the countries and product classes in which the trademarks are presently registered or where applications for registrations are pending, or (ii) use the trademarks in connection with products or services for which they have not been registered, we may request that the relevant CKX subsidiary register the trademark(s) in such territory or for such products or services and such CKX subsidiary will file, at its sole costs and expense, an application for registration of the applicable trademark(s) in the requested territory or product class and will take all other actions that are reasonably necessary to pursue such applications. Notwithstanding the foregoing, each CKX subsidiary may refuse to file a new application for good cause.
     With respect to other Elvis Presley or Muhammad Ali-related trademarks that are not owned by such CKX subsidiaries, or similar thereto or derivative thereof, and that we adopt for use in connection with a themed property in accordance with the license agreements, we have the right to own such trademarks and file such applications and registrations for use solely in connection with hotel and casino services (but not gaming or gambling equipment or products), in the case of Elvis Presley related trademarks, and lodging property services in the case of Muhammad Ali-related trademarks.
     In February 2005, CKX acquired 85% of Elvis Presley Enterprises Inc. and 85% of Elvis Presley Enterprises, LLC, which together own the name, image, likeness, certain trademarks and other intellectual property related to Elvis Presley. The Presley acquisition was effected pursuant to an agreement with The Promenade Trust, whose sole beneficiary is Lisa Marie Presley. The Trust historically directly owned and operated the assets and businesses of Elvis Presley which existed at the time of his death and owned and operated the businesses and assets acquired and/or created after Elvis’ death through its ownership of 100% of Elvis Presley Enterprises, Inc. Prior to consummation of the Presley Acquisition, the Trust contributed the Presley assets and businesses not owned by Elvis Presley Enterprises Inc. to a newly formed Tennessee limited liability company, Elvis Presley Enterprises, LLC. As a result of the acquisition of Elvis Presley Enterprises, Inc. and Elvis Presley Enterprises LLC as described above, CKX succeeded to ownership and control of the intellectual property held in such companies.
     In April 2006, CKX acquired from Muhammad Ali an 80%-interest in the name, image, likeness and all other rights of publicity of Muhammad Ali, certain trademarks owned by Mr. Ali and his affiliates and the rights to all existing Ali license agreements. CKX contributed these assets to, and operates the Muhammad Ali business through, Muhammad Ali Enterprises, LLC, which was formerly named G.O.A.T. LLC.
     Our rights to the Elvis Presley and Muhammad Ali-related intellectual property are only those as are specifically set forth in the respective license agreements. We may only exploit such intellectual property in the categories and in the manners specifically provided for in the agreements. Elvis Presley Enterprises and Muhammad Ali Enterprises exploit their intellectual property in numerous commercial categories to which we have no right. We do not participate in any way in such commercial exploitations nor can we prevent such uses.

Employees
     As of December 31, 2007, the Company had a total of 17 full-time employees. Management considers its relations with its employees to be good.
Company Organization
     The principal executive office of the Company is located at 650 Madison Avenue, New York, New York 10022 and our telephone number is (212) 838-3100.
Available Information
     The Company is subject to the informational requirements of the Securities Exchange Act and electronically files reports and other information with, and electronically furnishes reports and other information to, the Securities and Exchange Commission. Such reports and other information filed or furnished by the Company may be inspected and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy statements and other information about issuers, like us, who file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s website is http://www.sec.gov.
     In addition, the Company makes available free of charge through its website, www.fxree.com, its Annual Reports on Form 10-K, quarterly reports on Form Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

ITEM 1A. RISK FACTORS
     The risks and uncertainties described below are those that we currently believe are material to our stockholders.
Risks Related to Our Business
Our current cash flow is not sufficient to meet our current obligations and we will need to obtain additional financing.
     Our current cash flow and cash on hand is not sufficient to fund our current operations or to pay obligations that come due over the next six months, including paying the minimum annual guaranteed license fees under our Elvis Presley and Muhammad Ali-related license agreements, which aggregate $10 million and are due on April 1, 2008, and our $475 million Park Central Loan, which matures on July 6, 2008, subject to our conditional right to extend the maturity date for up to two additional six month periods as discussed elsewhere herein. We anticipate that the initial six month extension will require us to deposit approximately $50 million into reserve accounts. Our current cash flow is also insufficient to implement our current business plan and strategy, including the redevelopment of the Park Central site and the development and construction of the Graceland-based hotel(s). In addition, we may be required to use a substantial portion of our future cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for other purposes.
     As a result, we will need to secure substantial capital through debt and/or equity financings in order to pay our existing obligations as they come due, including the payment of fees under our license agreements with subsidiaries of CKX, to fund the redevelopment of the Park Central site and the development of the Graceland-based hotel(s) and otherwise implement our business strategy. Our plans regarding the size, scope and phasing of the redevelopment of the Park Central site may change as we formulate and finalize our development plans. These changes may impact the timing and cost of the redevelopment. Based on preliminary budgets, management estimates total construction costs of the current plan to be approximately $3.1 billion (exclusive of land cost, capitalized interest expense and related financing and other pre-opening costs). Our management has not yet estimated the costs for development and construction of the Graceland-based hotel(s), but expects these costs to be significant. We may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures due to our limited cash flow, which may affect our financial condition.
We are highly leveraged and we may have difficulty obtaining additional financing.
     We are highly leveraged. As of December 31, 2007, we have $512.7 million in total consolidated indebtedness.
     Due to the fact that we are currently highly leveraged and will require substantial capital to implement our business plan, there are no guarantees that we will be able to secure such additional financing on terms that are favorable to our business or at all. Our substantial indebtedness could have important consequences for stockholders. For example:
•	It may be difficult for us to satisfy our obligations under our existing credit facilities and our other indebtedness and contractual and commercial commitments, including the payment of fees under our license agreements with subsidiaries of CKX, and, if we fail to comply with requirements, an event of default could occur under our debt instruments and our license agreements;

•	We will be required to use a substantial portion of our cash flow from operations to pay interest on our future indebtedness, which may require us to reduce funds available for other purposes;

•	We may have a limited ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, general corporate or other obligations;

•	Our substantial indebtedness will increase our vulnerability to general adverse economic and industry conditions; and

•	We may be placed at a competitive disadvantage to our competitors who are not as highly leveraged.

     The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to continue as a going concern.
Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to us or disadvantageous to our existing stockholders.
     Even if we are able to raise additional cash or obtain financing through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, the terms of such transactions may be unduly expensive or burdensome to us or disadvantageous to our existing stockholders. For example, we may be forced to sell or issue our securities at a price below the subscription price for the shares of our common stock offered hereby, at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; the issuance of high-yield securities and bank debt with restrictive covenants and security packages; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.
Failure to comply with the terms of our secured credit facilities may lead to acceleration of indebtedness and foreclosure on the collateral securing our indebtedness, including the Park Central site.
     Our credit facilities are secured by certain of our real property and impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. A breach of any of the covenants contained in our secured credit facilities or our inability to comply with the required financial ratios could result in the lenders accelerating our payment obligations under these secured credit facilities or an event of default, which would allow the lenders to foreclose on the liens on certain of the real property or other assets securing the credit facilities, including the Park Central site. We would not be able to pay the amounts owed under the credit facilities if our obligations thereunder were accelerated by the lender and we cannot assure you that we would be able to refinance any such indebtedness on commercially reasonable terms, or at all.
Our independent registered public accounting firm has rendered a report expressing substantial doubt as to our ability to continue as a going concern.
     Our independent registered public accounting firm has issued an audit report dated March 3, 2008 in connection with the audit of the consolidated financial statements of FX Real Estate and Entertainment Inc. as of December 31, 2007 and for the period from May 11, 2007 through December 31, 2007 that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to pay obligations as they become due. Whether or not the rights offering is successful or Mr. Sillerman and The Huff Alternative Fund, L.P. backstop the rights offering, if we are not able to obtain additional debt and/or equity financing or fail to implement our proposed development projects, then we may not be able to continue as a going concern and you could lose all of the value of our common stock.
Because the historical financial statements and financial information of our predecessors are not representative of our business plans going forward or indicative of our planned future operating and financial results, they should not be relied upon.
     This Annual Report on Form 10-K includes historical financial statements of our predecessors based on their historical businesses and operations. Our predecessors’ derived revenue primarily from commercial leasing activities on the properties comprising the Park Central site. Due to the fact that our business plan going forward involves a phased redevelopment of the Park Central site, we will cease engaging in these commercial leasing activities as our development projects are implemented. As such, the historical financial statements of our predecessors included in this Annual Report on Form 10-K are not representative of our planned business going forward or indicative of our future operating and financial results. These financial statements should not be relied upon by you to evaluate our business and financial condition going forward.

We have no operating history with respect to our proposed business, so it will be difficult for investors to predict our future success.
     We were incorporated on June 15, 2007 and have no significant existing operations or history operating our proposed business as an integrated company. Members of our senior management have limited experience with the construction and operation of hotels and other real estate projects of the magnitude contemplated by our business plan. In addition, several members of our senior management have no experience in the gaming industry. Furthermore, we have no development agreements or gaming licenses to operate our proposed business. As a result, there is no guarantee that we will be able to successfully implement our proposed business plan. You must consider our business and prospects in light of the risks and difficulties we will encounter as a company with no operating history and senior management with limited experience in our proposed business. If we are unable to successfully address these risks and difficulties, our business and operating results could be materially adversely affected.
     Our operations will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control. Because we have no operating history in our proposed business, it may be more difficult for us to prepare for and respond to these types of risks and the risks described under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K than for a company with an established business and operating cash flow. Our failure to manage these risks successfully could negatively impact our operations.
Because we may be entirely dependent upon a limited number of properties for all of our cash flow, we will be subject to greater risks than a company with more operating properties.
     We expect to have a limited number of material assets or operations. As a result, we likely will be entirely dependent upon the Park Central site and the first of the Graceland hotel(s) for all of our cash flow for the foreseeable future. Neither the Park Central site nor the Graceland hotel(s) will generate any significant revenue for us until development thereof is at least partially completed and operating, which is not expected until the fourth quarter of 2012 for the Park Central site and an as of yet to be projected date for the first Graceland hotel.
     Given that our operations initially will primarily focus on the properties in Las Vegas and Memphis, we will be subject to greater degrees of risk than a company with multiple operating properties. The risks to which we will have a greater degree of exposure include the following:
•	local economic and competitive conditions;

•	worker shortages;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	an increase in the cost of electrical power, particularly for Las Vegas as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid;

•	water shortages in Las Vegas as a result of, among other things, population growth in Southern Nevada;

•	a decline in the number of visitors; and

•	a decrease in gaming and non-gaming activities in general.
     Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to meet our operating needs and to make payments on or refinance our debt and borrowings under our credit facilities or to make payments under our license agreements with certain subsidiaries of CKX.

We are dependent upon the continued popularity of Elvis Presley and Muhammad Ali and attractions featuring their names, images and likenesses which may, over time, decline in popularity.
     We will rely substantially upon the continued popularity of Elvis Presley and Muhammad Ali and the market for attractions and venues that exploit their names, images and likenesses. Any tarnishing of the public image of Elvis Presley or Muhammad Ali could materially negatively impact our business and results of operations. Because CKX owns and controls the names, images and likenesses of Elvis Presley and Muhammad Ali, their continued popularity could be materially impacted by the manner in which CKX operates its businesses with respect thereto, including in seeking out third parties to whom to license the rights to use such names, images, likenesses and other related intellectual property. Moreover, as the life, times and achievements of Elvis Presley and Muhammad Ali grow more distant in our past, their popularity may decline. If the public were to lose interest in either Elvis Presley or Muhammad Ali or form a negative impression of them, our business, operating results and financial condition would be materially and adversely affected.
The concentration of ownership of our capital stock with our affiliates will limit your ability to influence corporate matters.
     After giving effect to the rights offering described elsewhere herein (assuming full subscription by such individuals of the rights received in the rights offering but giving no effect to the related investment agreements described elsewhere herein), Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and Paul C. Kanavos, our President, will beneficially own approximately 29.9% and 11.6% of our outstanding capital stock, respectively and our executive officers and directors together will beneficially own approximately 58.5% of our outstanding capital stock. Our affiliates, officers and directors therefore have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any merger, consolidation or sale of all or substantially all of our assets. As a result of this concentrated control, unaffiliated stockholders of us do not have the ability to meaningfully influence corporate matters and, as a result, we may take actions that our unaffiliated stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
There are conflicts of interest in our relationship with 19X, CKX and their respective affiliates, which could result in decisions that are not in the best interests of our stockholders.
     There are conflicts of interest in our current and ongoing relationship with 19X, CKX and their respective affiliates. These conflicts include:
•	We are party to a shared services agreement with CKX pursuant to which employees of each company, including members of senior management, provide services for each other;

•	We are also party to two license agreements with subsidiaries of CKX related to our right to use certain Elvis Presley and Muhammad Ali intellectual property; and

•	We maintain a $7 million line of credit with CKX of which $6 million of principal and $0.2 million of interest was outstanding as of December 31, 2007.

•	We have entered into the conditional option agreement with 19X which, if and when effective, will give us an option to acquire an 85% interest in the Elvis Presley business. Because the 85% interest in question is owned by CKX, the option agreement will only become effective upon the consummation of the acquisition of CKX by 19X.
     Because of the leverage that 19X, CKX and their respective affiliates have in negotiating with us, these agreements may not be as beneficial to our stockholders as they would be if they were negotiated at arms’ length and we cannot guarantee that future arrangements with such parties will be negotiated at arms’ length. For additional information concerning these agreements, please see generally the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
There are conflicts of interest in our relationship with Flag Luxury Properties and its affiliates, which could result in decisions that are not in the best interests of our stockholders.

     There are conflicts of interest in our current and ongoing relationship with Flag Luxury Properties and its affiliates. These conflicts include:
•	Certain of our employees, including Mr. Kanavos, our President, are permitted to devote a portion of their time to providing services for or on behalf of Flag Luxury Properties.

•	Flag Luxury Properties holds a $45 million priority preferred distribution right in FX Luxury Realty which entitles it to receive an aggregate amount of $45 million (together with an accrued priority return of $0.6 million as of December 31, 2007) prior to any distributions of cash by FX Luxury Realty from the proceeds of certain predefined capital transactions. Until the preferred distribution is paid in full, we are required to use the proceeds of certain predefined capital transactions to pay the amount then owed to Flag Luxury Properties, including the payment of $30 million out of the proceeds of the rights offering and, if applicable, the related investment agreements described elsewhere herein.
     Because of the leverage that Flag Luxury Properties has in negotiating with us, these agreements may not be as beneficial to our stockholders as they would be if they were negotiated at arms’ length and we cannot guarantee that future arrangements with Flag Luxury Properties will be negotiated at arms’ length. For additional information concerning these agreements, please see generally the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
We have potential business conflicts with certain of our executive officers because of their relationships with CKX, 19X and/or Flag Luxury Properties and their ability to pursue business activities for themselves and others that may compete with our business activities.
     Potential business conflicts exist between us and certain of our executive officers, including Messrs. Sillerman and Kanavos, in a number of areas relating to our past and ongoing relationships, including:
•	Mr. Sillerman’s cross-ownership and dual management responsibilities relating to CKX, 19X, Flag Luxury Properties and us;

•	Mr. Sillerman will benefit if the value of our common stock appreciates during the applicable measurement period under the CKX-19X merger agreement because his affiliate, 19X, will pay less cash merger consideration per share to the CKX stockholders in the acquisition of CKX by 19X. The cash merger consideration to be paid for the acquisition of CKX by 19X will be reduced by no less than $0.75 per share regardless of the trading value of our common stock if we complete the rights offering at the $10.00 per share price and for total proceeds of not less than $90 million;

•	Mr. Kanavos’ cross-ownership and dual management responsibilities relating to Flag Luxury Properties and us;

•	Employment agreements with certain of our executive officers specifically provide that a certain percentage of their business activities may be devoted to Flag Luxury Properties, CKX or 19X;

•	Messrs. Sillerman and Kanavos will be entitled to receive their pro rata participation, based on their ownership in Flag Luxury Properties, of the $45 million priority distribution of cash from the proceeds of certain predefined capital transactions when received by Flag Luxury Properties;

•	Mr. Sillerman’s involvement in decisions related to which properties incorporate the CKX intellectual property and therefore require license payments under our license agreements with CKX subsidiaries; and

•	If the option agreement with 19X becomes effective, Mr. Sillerman’s continued involvement in 19X’s oversight of the Elvis Presley business during the pendancy of and prior to our exercise of our option to acquire the Elvis Presley business.
     We may not be able to resolve any potential conflicts with these executive officers. Even if we do so, however, because of their ownership interest in us, these executive officers will have leverage with negotiations over their performance that may result in a resolution of such conflicts that may be less favorable to us than if we were dealing with another third party.
We have entered into a number of related party transactions with CKX and Flag Luxury Properties and their affiliates and may do so in the future, on terms that some stockholders may consider not to be in their best interests.
     We are a party to a shared services agreement with CKX, pursuant to which employees for each company, including management level employees, provide services for the other company. In addition, certain of our employees, including Mr. Kanavos, our President, and Mitchell J. Nelson, our General Counsel, are permitted to devote a portion of their time providing services for or on behalf of Flag Luxury Properties. We have also entered into licensing agreements with two subsidiaries of CKX pursuant to which we are required to pay to such CKX subsidiaries a percentage of the net proceeds generated at our projects that incorporate the licensed intellectual property (in excess of annual guaranteed amounts).
     CKX, as a company subject to the rules of The NASDAQ Global Market, is subject to certain rules regarding “affiliated” transactions, including the requirement that all affiliated transactions be approved by a majority of the independent members of the board of directors. Based on Mr. Sillerman’s ownership interests in Flag Luxury Properties, the June 2007 transactions between CKX, Flag Luxury Properties and our company were deemed “affiliated” and therefore subject to the procedural requirements related to such transactions. Because we were a private company at the time we entered into these transactions, and Flag Luxury Properties remains a private company, and not subject to affiliated and related party transaction restrictions, neither Flag Luxury Properties nor our company was represented by a special committee or any independent financial advisor in the negotiation and review of the transactions with CKX. As such, the fairness of the transactions between CKX, Flag Luxury Properties and FX Luxury Realty, from the point of view of Flag Luxury Properties and our company, was determined by management of Flag Luxury Properties, including Messrs. Sillerman and Kanavos, each of whom has numerous conflicting interests relating to their cross-ownership and managerial roles in the various entities. Based on these conflicting interests, some stockholders may not consider these transactions to have been in the best interest of our stockholders.
Our intellectual property rights may be inadequate to protect our business.
     Our business is highly dependent upon the licensing of certain intellectual property rights, including the rights to the names, images, and likenesses of Elvis Presley and Muhammad Ali. We have secured the right to use the name, image, and likeness of Elvis Presley for certain purposes pursuant to a licensing agreement with Elvis Presley Enterprises, Inc., a subsidiary of CKX, and the rights to use the name, image and likeness of Muhammad Ali for certain purposes pursuant to a license agreement with Muhammad Ali Enterprises LLC, also a subsidiary of CKX. If we violate the terms of either license agreement, including if we fail to pay the license fees when due under the license agreements, or the license agreements are terminated or we otherwise lose the right to use the name, image, and likeness of Elvis Presley or Muhammad Ali, our business, operating results and financial condition would be materially adversely affected.
     In addition, we are highly dependent on CKX to protect the intellectual property rights associated with the names, images and likenesses of Elvis Presley and Muhammad Ali. If CKX does not or cannot protect these intellectual property rights against infringement or misappropriation by third parties (whether for legal reasons or for business reasons relating, for example, to the cost of litigation), our business may be materially adversely affected.
If we lose the services of our key personnel, including Robert F.X. Sillerman, Paul Kanavos, Barry Shier and certain other executives of CKX, our business would suffer.
     Our performance is dependent on the continued efforts of our executive officers, including Robert F.X. Sillerman, Paul Kanavos and Barry Shier, with whom we have employment agreements, and certain other executives of CKX, including Thomas P. Benson, the Chief Financial Officer of CKX, who provide services to us pursuant to the shared services agreement between us and CKX. Under the employment agreements with Messrs. Sillerman, Kanavos and Benson, they will be required to devote not less than one-half, two-thirds and two-thirds of their business related time to our company, respectively. The loss of the services of any of our executive officers or other key employees could adversely affect our business.

The termination of the shared services agreement with CKX could materially adversely affect our business.
     Our shared services agreement with CKX can be terminated by us or CKX, in the event that the independent directors of either company determine that the terms of the shared services agreement no longer evidences arms’ length terms or meet the standards of such company for affiliated transactions. The termination of the shared services agreement with CKX could adversely affect our business because we would lose access to certain employees of CKX and we would be forced to replace their services with either newly retained employees or consultants on terms that may be less favorable than the shared services agreement. Under such circumstances, any delay in the provision of these services could adversely affect our business.
Our business may be harmed if we are not able to hire and retain enough additional management and other personnel to manage our growth.
     We will need to attract, hire and retain talented management and other highly skilled employees with experience and expertise in all areas of our business to be successful. Competition for employees in the hotel, casino and entertainment industry is highly competitive. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. If we are not able to hire and retain key employees our business and financial condition could be harmed.
Our executive officers will be free to compete against us upon termination of their employment.
     Each of our executive officers is party to an employment agreement with us, which generally restricts them from competing against us during their employment. However, upon termination of employment, our executive officers will be free to compete against us. Therefore, if any of our former executive officers were to compete against us, our business could be adversely affected.
Terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, may harm our future operating results.
     The strength and profitability of our business will depend on consumer demand for hotel casino resorts in general. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001, and ongoing terrorist and war activities in the United States and elsewhere, had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which terrorist and anti-terrorist activities may affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in airline travel and business conventions could significantly harm our operations. In particular, because we expect that our business will rely heavily upon customers traveling by air to Las Vegas, both domestically and internationally, factors resulting in a decreased propensity to travel by air, like the terrorist attacks of September 11, 2001, could have a negative impact on our future operations.
     In addition to fears of war and future acts of terrorism, other factors affecting discretionary consumer spending, including general economic conditions, disposable consumer income, fears of recession and consumer confidence in the economy, may negatively impact our business. Negative changes in factors affecting discretionary spending could reduce customer demand for the products and services we will offer, thus imposing practical limits on pricing and harming our operations.
We are subject to environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.
     We may be required to incur significant costs and expend significant funds to comply with environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, exposure to asbestos or other hazardous materials, and the cleanup of properties affected by hazardous substances. Violation of these laws and regulations could lead to substantial fines and penalties. Under these and other environmental requirements, we, as an owner and/or operator of property, may be required to investigate and clean up hazardous or toxic substances or chemical releases at that property. As an owner or operator, we could also potentially be held responsible to a governmental entity or third parties for property damage, personal injury and investigation and cleanup costs incurred by them in connection with any contamination.
     These laws and regulations often impose cleanup responsibility and liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The liability under environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of contaminants may be substantial, and the presence of contaminants, or the failure to remediate a property properly, may impair our ability to rent or otherwise use our property.
Our hotel development, including our proposed Park Central site redevelopment and the Graceland hotel(s), are subject to timing, budgeting and other risks which could materially adversely affect our business.
     We intend to develop hotels as part of our redevelopment of the Park Central site and adjacent to Graceland in Memphis, Tennessee and other properties as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:
•	construction delays or cost overruns that may increase project costs;

•	construction defects or noncompliance with construction specifications;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could delay the development of a project;

•	the availability and cost of capital and/or debt financing; and

•	governmental restrictions on the nature or size of a project or timing of completion.
     Any one of these risks could cause one of our development projects to be completed behind schedule or over budget.
Our subsidiaries will need to recruit a substantial number of new employees before our Las Vegas and Memphis project(s) open, which they may or may not be able to do, and these employees may seek unionization, either of which could materially adversely affect our financial performance.
     Our subsidiaries will need to recruit a substantial number of new employees before our Las Vegas and Memphis projects open and the employees in Las Vegas and Memphis may seek union representation. We cannot be certain that our subsidiaries will be able to recruit a sufficient number of qualified employees. In addition, any employees that we or our subsidiaries might employ could also seek to collectively negotiate the terms and conditions of their employment. Unionization, pressure to unionize or other forms of collective bargaining could increase our labor costs.
We continue to explore opportunities to develop additional related businesses that could have an adverse impact on our business if unsuccessful.
     We continue to explore opportunities to develop additional related businesses in Las Vegas and other markets. Any acquisition, investment or development could be expensive, disrupt our ongoing business, distract our management and employees and/or adversely affect our financial results. There is, and we expect that there will continue to be, significant competition for acquisitions of gaming and hotel properties in Las Vegas and other markets. This competition may result in the increase in the price we would be required to pay to acquire desirable properties. If we pay higher prices, our profitability may be reduced. Moreover, we may expend a substantial amount of time and capital pursuing acquisitions that we do not consummate, which could adversely affect our business, financial condition and results of operations.
     The expansion of our operations may place a significant strain on our management, financial and other resources. Our ability to manage future growth will depend upon our ability to monitor operations, control costs and maintain effective quality controls and expand our management, technology and accounting systems, all of which will result in higher operating costs. In addition, any expansion of our business through acquisition, investment or development would likely require us to obtain additional financing and/or consent from the lenders under our credit facilities. Acquisitions also may present other risks, such as exposing our company to potential unknown liabilities associated with acquired businesses and potential difficulties and uncertainties of successfully integrating the acquired businesses with our other then businesses. Any acquisition or development may not be successful in achieving our desired strategic objectives, which also would cause our business to suffer.
We continue to need to enhance our internal controls and financial reporting systems to comply with the Sarbanes-Oxley Act of 2002
     We are subject to reporting and other obligations under the Securities and Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002. As of December 31, 2008, Section 404 will require us to assess and attest to the effectiveness of our internal control over financial reporting and requires our independent registered public accounting firm to opine as to the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm has informed us that we have material weaknesses in internal controls over financial reporting, including internal controls over accrual accounting, accounting for bad debts, leases, acquisitions of intangible assets, derivative financial instruments and contingencies. We are working with our independent legal, accounting and financial advisors to identify those areas in which changes need to be made to our financial and management control systems to remediate these material weaknesses and manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and internal control over financial reporting and accounting systems. These reporting and other obligations will place significant demands on our management, administrative and operational resources, including accounting resources.
     We anticipate that we will need to hire additional tax, accounting and finance staff. We believe the cost of these additional services will result in an increase in total annual stand-alone selling, general and administrative, compensation and benefits and insurance expenses in fiscal 2008. In addition, we estimate that we will incur substantial costs to implement the assessment of controls and public reporting mandated by the Sarbanes-Oxley Act of 2002, including Section 404 thereunder. We cannot assure you that our estimates are accurate or that our transition to public reporting will progress smoothly, which could adversely impact our results. Moreover, our expenses may increase. If we are unable to upgrade our financial and management controls, reporting systems and procedures in a timely and effective fashion, we may not be able to satisfy our obligations as a public company on a timely basis and may cause investors to lose confidence in the reliability of our financial statements, which could cause the price of our shares of common stock decline.
Risks Associated with Redevelopment of the Park Central Site
The failure of our redeveloped Park Central site to compete effectively against other casino and hotel facilities in Las Vegas and elsewhere could adversely affect our revenues and harm our financial condition.
     Las Vegas Casino/Hotel Competition. The casino/hotel industry is highly competitive. Hotel casinos located in Las Vegas compete with other Las Vegas hotels and casinos on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment, theme and size. Our proposed casino and hotel on the Park Central site also compete with a large number of other hotels, motels and convention centers located in and near Las Vegas, as well as other resort and convention destinations.
     According to the Las Vegas Convention and Visitors Authority, there were approximately 132,600 hotel rooms in Las Vegas as of December 31, 2006. Currently, there are approximately 30 major gaming properties located on or near the Las Vegas Strip, approximately ten additional major gaming properties in the downtown area and many additional gaming properties located in other areas of Las Vegas. Competitors of ours will include resorts on the Las Vegas Strip, among which are Bally’s Las Vegas, The Bellagio, Caesars Palace, Excalibur, Harrah’s Las Vegas Hotel and Casino, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, MGM Grand Hotel and Casino, The

Mirage, The Monte Carlo Hotel and Casino, New York-New York Hotel and Casino, Paris Las Vegas, Wynn Las Vegas, Treasure Island, Planet Hollywood Resort and Casino and The Venetian, and resorts off the Las Vegas Strip, such as Las Vegas Hilton, The Palms Casino Resort and Rio All-Suite Hotel & Casino. Many of our competitors have established gaming operations, are subsidiaries or divisions of large public companies, have multiple hotel and casino properties with significantly longer operating histories and customer followings and have greater financial and other resources than we do.
     Other Competition. Our proposed Park Central site casino and hotel will also compete, to some extent, with other hotel and casino facilities in Nevada and in Atlantic City, with riverboat gaming facilities in other states, with hotel/casino facilities elsewhere in the world, with state lotteries and with Internet gaming. In addition, certain states recently have legalized, and others may or are likely to legalize, casino gaming in specific areas. Passage of the Indian Gaming Regulatory Act in 1988 has led to rapid increases in Native American gaming operations. Also, the California Constitution was amended in 2000 to allow federally recognized Native American tribes that have a ratified compact with the State of California to conduct and operate slot machines, lottery games and banked and percentage card games on Native American land in California. As a result, casino-style gaming on tribal lands in California has become a significant competitive force. The proliferation of Native American gaming in California could have a negative impact on our business and financial condition. The proliferation of gaming activities in other areas could significantly harm our business as well. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which we intend to attract customers, could have a substantial negative effect on our business.
Our ability to realize the full value of the Park Central site may be limited by our inability to develop certain parcels in a timely enough fashion or on a cost effective basis because of several existing long-term commercial leases.
     We have several long-term commercial leases on certain of the parcels that comprise the Park Central site that expire no sooner than 2011, 2012, 2013, 2014, 2019, 2045 and 2059. Although certain of these leases allow us to build on top of and around a tenant or to build improvements on, over or under other portions of the parcels not occupied by a tenant, it may not be feasible to do so because of excessive costs or engineering limitations or both. In addition, for those parcels on which we have no right to build, we would need to reach agreements with the existing tenants as to the early termination of the existing leases or relocation of the establishments in question in order to proceed with the development of such parcels. There is no guarantee that we would be able to reach agreement as to any such early terminations and/or relocations or that such terminations and/or relocations can be done on a cost effective basis. As such, we may not be able to develop these parcels in a timely enough fashion or on a cost effective basis to realize the full value of the Park Central site.
     Due to the preliminary basis of our redevelopment plans for the Park Central site, our plans regarding the size, scope and phasing of the redevelopment may change. These changes may impact the timing and cost of the redevelopment and our ability to realize the full value of the Park Central site.
There are significant risks associated with major construction projects that may substantially increase the costs of the redevelopment or prevent completion of our redevelopment plans on schedule.
     Major construction projects of the scope and scale of our proposed Park Central site redevelopment entail significant risks, including:
•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	difficulties in obtaining licenses, permits and authorizations;

•	weather interference;

•	unanticipated cost increases; and

•	unavailability of construction equipment.
     In addition, any changes in development plans may increase the cost of the project and negatively impact the recoverability of certain capitalized development costs (or result in the write-down of some previously capitalized costs).
     Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or otherwise affect the design and features of our proposed Park Central site casino and hotel.
     We anticipate that only some of the subcontractors engaged by the contractor to perform work and/or supply materials in connection with the redevelopment of the Park Central site will post bonds guaranteeing timely completion of a subcontractor’s work and payment for all of that subcontractor’s labor and materials. We cannot assure you that these bonds will be adequate to ensure completion of the work.
     We cannot assure you that the proposed construction and redevelopment will commence on schedule or at all, or that construction costs for the construction and redevelopment will not exceed our preliminary estimated amounts. Failure to complete the construction and redevelopment on schedule or the incurrence of significant costs beyond estimated amounts may have a significant negative effect on our ability to continue as a going concern.
Simultaneous redevelopment of our Park Central site and construction of an Elvis Presley-themed hotel in Memphis may negatively effect our business and operations by stretching management time and resources.
     Our Park Central site redevelopment plan is scheduled to commence in the first quarter of 2009, and we may pursue development of an Elvis Presley-themed hotel in Memphis, Tennessee in the same time period. If both projects are being built simultaneously, members of our senior management will be involved in planning and developing both projects. Developing the projects simultaneously may divert management resources from the construction and/or opening of these projects. Management’s inability to devote sufficient time and attention to either project may delay the construction or opening of both projects. This type of delay could have a negative effect on our business and operations.
Our business will be subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have a negative effect on our business.
     The opening and operation of the proposed casino on our Park Central site will be contingent upon our receipt from and maintenance with the State of Nevada and Clark County of a number of regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations, including gaming licenses, none of which we have applied for yet given the preliminary stage of the redevelopment of the Park Central site. The timing of such applications will be made as necessary in accordance with the governing local and state laws and regulations. Further, pursuing an acquisition of Riviera Holdings Corporation will also require us to seek from Nevada and Colorado a number of regulatory licenses, approvals, registrations, findings of suitability and gaming licenses.
     The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a hotel and casino is extensive. Failure to obtain or maintain the necessary approvals could prevent or delay the completion or opening of all or part of our hotel and casino or otherwise affect the design and features of our proposed Park Central site casino. We do not currently hold any state and local licenses and related approvals necessary to conduct gaming operations in Nevada and Colorado and we cannot be certain that we will obtain at all, or on a timely basis, all required approvals and licenses. Failure to obtain or maintain any of the required gaming approvals and licenses could significantly impair our financial position and results of operations.
     The respective gaming commissions of Nevada and Colorado may, in their discretion, require the holder of any securities we issue to file applications, be investigated and be found suitable to own our securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of their state.

     Nevada, Colorado and local regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted to us or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming license could require us to make substantial expenditures or could otherwise negatively affect our gaming operations.
In the event that any of our senior executives, directors or key employees are unable to obtain a gaming license and approval from the Nevada Gaming Authorities, they will be terminated, and we will not benefit from their experience and expertise.
     As a condition to commencing and continuing our proposed gaming operations in Nevada, no person may become an officer, director or key employee of ours without first obtaining licenses and approvals from the Nevada Gaming Authorities. If the Nevada Gaming Authorities were to find an officer, director or key employee of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. The loss of the services of one or more of our officers, directors or key employees under such circumstances may have an adverse effect on our operations and business.
Our casino business is expected to rely on customers to whom we may extend credit, and we may not be able to collect gaming receivables from our credit players.
     We intend to conduct our gaming activities on a credit as well as a cash basis. Table games players typically will be extended more credit than slot players, and high-stakes players typically will be extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in any particular quarter.
     We intend to extend credit to those customers whose level of play and financial resources warrant an extension of credit in the opinion of management.
     While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the United States Constitution, other jurisdictions may determine that direct enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us by international customers, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have a significant negative impact on our operating results.
Risks Related to Our Common Stock
Substantial amounts of our common stock and other equity securities could be sold in the near future, which could depress our stock price.
     We cannot predict the effect, if any, that market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time.
     All of the outstanding shares of common stock belonging to officers, directors and other affiliates are currently “restricted securities” under the Securities Act. We expect that up to 32,720,078 shares of these restricted securities will be eligible for sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market or the appearance of such sales could reduce the market price of our common stock and could negatively impact our ability to sell equity in the market to fund our business plans. In addition, we expect that we will be required to issue a large amount of additional common stock and other equity securities as part of our efforts to raise capital to fund our development plans. The issuance of these securities could negatively effect the value of our stock.
     Beginning 90 days following the consummation of the rights offering described elsewhere herein, if requested by The Huff Alternative Fund, L.P. and its affiliate, we will be required to register with the Securities and Exchange Commission such number of shares of common stock designated by The Huff Alternative Fund, L.P. and its affiliate, pursuant to registration rights granted in connection with the investment agreement. At such time as we become eligible to file a registration statement on Form S-3, upon request from The Huff Alternative Fund, L.P. and its affiliate, we will register the remaining shares not registered pursuant to the first registration; provided, however, if we are not eligible to file a registration statement on Form S-3 by January 9, 2009, we shall file a registration statement on Form S-1 to register the balance of the shares held by The Huff Alternative Fund, L.P. and its affiliate. The Huff Alternative Fund, L.P. and its affiliate are also entitled to unlimited piggyback rights. The sale or proposed sale by The Huff Alternative Fund, L.P. and/or its affiliate of all or any portion of their shares could depress the value of our stock and negatively impact our ability to sell equity in the market to fund our business plans.
We do not anticipate paying cash dividends on our common stock in the foreseeable future, and the lack of dividends may have a negative effect on our stock price.
     We currently intend to retain our future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our credit facilities prohibit, and the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our common stock.
Our issuance of additional shares of our common stock, or options or warrants to purchase those shares, would dilute proportionate ownership and voting rights.
     Our issuance of shares of preferred stock, or options or warrants to purchase those shares, could negatively impact the value of a stockholder’s shares of common stock as the result of preferential voting rights or veto powers, dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation provisions granted to preferred stockholders, including the grant of rights that could discourage or prevent the distribution of dividends to stockholders, or prevent the sale of our assets or a potential takeover of our company that might otherwise result in stockholders receiving a distribution or a premium over the market price for their common stock.
     We are entitled, under our certificate of incorporation to issue up to 300 million common and 75 million “blank check” preferred shares. After taking into consideration our outstanding common and preferred shares as of March 17, 2008, we will be entitled to issue up to 244,263,549 additional common shares and 75,000,000 preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.
     Completion of the rights offering described elsewhere herein and, if applicable, sales of shares under the related investment agreements will result in a dilution of proportionate ownership and voting rights for stockholders that do not participate in the rights offering.
     In addition to the rights offering, we expect that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

We may redeem or require you to sell your shares due to regulatory considerations, either as required by gaming authorities or in our discretion, which may negatively affect an investment.
     Our certificate of incorporation provides that, to the extent a gaming authority determines that you or your affiliates are unsuitable or to the extent deemed necessary or advisable by our board of directors, we may redeem shares of our capital stock that you or your affiliates own or control. The redemption price will be the amount, if any, required by the gaming authority or, if the gaming authority does not determine the price, the sum deemed to be the fair value by our board of directors. If we determine the redemption price, the redemption price will be capped at the closing price of the shares on the principal national securities exchange on which the shares are listed on the trading date on the day before the redemption notice is given. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as we elect. In the event our board of directors determines that such a redemption would adversely affect us, we shall require you and/or your affiliates to sell the shares of our common stock subject to the redemption.
Certain provisions of Delaware law and our charter documents could discourage a takeover that stockholders may consider favorable.
     Certain provisions of Delaware law and our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•	Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, subject to the right of the stockholders to elect a successor at the next annual or special meeting of stockholders, which limits the ability of stockholders to fill vacancies on our board of directors.

•	Our stockholders may not call a special meeting of stockholders, which would limit their ability to call a meeting for the purpose of, among other things, voting on acquisition proposals.

•	Our by-laws may be amended by our board of directors without stockholder approval, provided that stockholders may repeal or amend any such amended by-law at a special or annual meeting of stockholders.

•	Our by-laws also provide that any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written action in lieu of a meeting.

•	Our certificate of incorporation does not provide for cumulative voting in the election of directors, which could limit the ability of minority stockholders to elect director candidates.

•	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company.

•	Our board of directors may authorize and issue, without stockholder approval, shares of preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire our company.
     As a Delaware corporation, by an express provision in our certificate of incorporation, we have elected to “opt out” of the restrictions under Section 203 of the Delaware General Corporation Law regulating corporate takeovers. In general, Section 203 prohibits a publicly-held Delaware corporation from engaging, under certain circumstances, in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2007. These properties were leased or owned by the Company for use in its operations. We believe that our facilities will be suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
Las Vegas, NV	Corporate Offices	Office Operations	4,653 sq. ft.	Lease expires in 2008 (1)
Las Vegas, NV	Commercial Property	Land and Building	17.72 acres	Owned (2)

(1)	A new office lease was entered into in the first quarter of 2008 covering 10,709 square feet. This lease will expire in 2013.

(2)	Constitutes the Park Central site, which is encumbered by the $475 million Park Central loan described elsewhere herein.
ITEM 3. LEGAL PROCEEDINGS
     In an action filed in New York County Supreme Court in 2005, two investors in The Robinson Group, LLC, a former tenant at the Hawaiian Marketplace located on Parcel 3 of the Park Central site, sued Metroflag BP and Paul Kanavos individually, alleging fraudulent inducement for them to invest in the Robinson Group and seeking damages. The New York court has dismissed all claims except for a claim based on a theory of negligent misrepresentation, we have filed an appeal of the decision relating to the remaining claim.
     A dispute is pending with an adjacent property owner, Hard Carbon, LLC, an affiliate of Marriott International Inc. Hard Carbon, the owner of the Grand Chateau parcel adjacent to the Park Central site on Harmon Avenue was required to construct a parking garage in several phases. Metroflag BP was required to pay for the construction of up to 202 parking spaces for use by another unrelated property owner and thereafter not have any responsibility for the spaces. Hard Carbon submitted contractor bids to Metroflag BP which were not approved by Metroflag BP, as required pursuant to the Reciprocal Easement Agreement, or REA. Instead of invoking the arbitration provisions of the REA, Hard Carbon constructed the garage without getting the required Metroflag approval. Marriott, on behalf of Hard Carbon, is seeking reimbursement of approximately $7 million. In a related matter, Hard Carbon has asserted that we are responsible for sharing the costs of certain road widening work performed by Marriott off of Harmon Avenue, which work Marriott undertook without seeking Metroflag’s approval as required under the REA. Settlement discussions between the parties on both matters have resulted in a tentative settlement agreement which would require us to make an aggregate payment of $4.3 million, which was recorded by Metroflag BP in 2007 as capitalized development costs. $4.0 million has been placed in a segregated account for this purpose and is included in restricted cash on Metroflag’s most recent balance sheet.
     We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the three months ended December 31, 2007, in connection with the CKX Distribution, we reclassified our common stock on a basis of 194,515.758 shares of common stock for each share of common stock then outstanding for which we solicited and obtained unanimous stockholder authorization without a meeting.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Since January 10, 2008, our common stock, par value $.01 per share (the “Common Stock”) has been listed and traded on The NASDAQ Global Market ® under the ticker symbol “FXRE.”
     Prior to January 10, 2008 there was no established public trading market for our Common Stock.
Dividend Policy
     We have not paid and have no present intentions to pay cash dividends on our Common Stock. In addition, the terms of the Park Central Loan, as described elsewhere herein, and the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our Common Stock.
Securities Authorized for Issuance Under Equity Compensation Plans
     Information required by this item with respect to equity compensation plans of the Company will be contained in our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.
     There were no purchases by the Company or any affiliated purchaser of the Company’s equity securities during 2007.
Recent Sales of Unregistered Securities
     On November 29, 2007, the Company reclassified its common stock on a basis of 194,515.758 shares of common stock for each share of common stock then outstanding. All sales of shares of common stock described below which occurred prior to November 29, 2007 are adjusted to give share numbers on a post-reclassification basis.
     On June 18, 2007, FX Real Estate and Entertainment issued 194,516 shares of its common stock to CKX. CKX then transferred and assigned to Distribution Trust II all such shares of common stock to hold on behalf of CKX’s stockholders until the completion of the CKX Distribution. On September 26, 2007, CKX, Distribution I and Flag Luxury Properties exchanged all of their common membership interests in FX Luxury Realty for 38,706,699 shares of the registrant’s common stock in connection with completing the reorganization.
     On September 26, 2007, the registrant sold 291,774 shares of common stock to CKX for $1.5 million and 97,258 shares of common stock to Flag Luxury Properties for $0.5 million.
     On January 3, 2008, the registrant sold 500,000 shares of common stock to Barry Shier for $2.57 million.
     On January 9, 2008, we entered into investment agreements with The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. and Mr. Sillerman whereby they have agreed to purchase shares that are not sold in the rights offering. Pursuant to these investment agreements, Mr. Sillerman has agreed to exercise all of his rights in the rights offering and purchase up to 50% of the shares that are not sold in the rights offering after Huff’s initial investment of $15 million, and Huff has agreed to make a total investment of up to $40 million for shares that are not sold in the rights offering. On March 12, 2008, Mr. Sillerman exercised his rights and purchased 3,037,265 shares of common stock pursuant to his investment agreement.
     No underwriters were used in the foregoing transactions. The sales were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA
     Prior to May 10, 2007, FXRE was a company with no operations. As a result Metroflag is considered to be the predecessor company (the “Predecessor”). To assist in the understanding of the results of operations and balance sheet data of the Company, we have presented the historical results of the Predecessor. The selected consolidated financial data was derived from the audited consolidated financial statements of the Company as of and for the year ended December 31, 2007. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.
     The selected historical financial data for each of the three years ended December 31, 2006 and as of December 31, 2006, 2005 and 2004 is represented by that of Metroflag (as Predecessor) which have been derived from the Metroflag’s audited Combined Financial Statements and Notes thereto, as of December 31, 2006, 2005 and 2004, and for each of the three years ended December 31, 2006. The selected statement of operations data for the period January 1, 2007—May 10, 2007 represents the pre-acquisition operating results of Metroflag (as Predecessor) in 2007.
     Our selected statement of operations data for the period from May 11, 2007 through December 31, 2007 includes the results of Metroflag accounted for under the equity method through July 5, 2007 and consolidated thereafter. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the conditions that affect the comparability of the information included in the selected historical financial data.

	Metroflag (Predecessor)					FX Real Estate
					January 1 —	and Entertainment Inc.
		Year Ended December 31,			May 10,	May 11, 2007 —
	2003	2004	2005	2006	2007	December 31, 2007(a)
	(unaudited)
Statement of Operations Data:
Revenue	$6,505	$10,703	$4,888	$5,581	$2,079	$3,070
Operating expenses (excluding depreciation and amortization)	5,402	7,968	861	1,290	839	30,016
Depreciation and amortization	782	1,534	379	358	128	116
Operating income (loss)	321	1,201	3,648	3,933	1,112	(27,062)
Interest income (expense), net	(1,344)	(4,247)	(15,684)	(26,275)	(14,444)	(30,657)
Other income (expense)	—	—	—	—	—	(6,358)
Loss from retirement of debt	—	(5,000)	(2,967)	—	(3,507)	—
Loss before equity in earnings (loss) of affiliates, minority interest and incidental operations	(1,023)	(8,046)	(15,003)	(22,342)	(16,839)	(64,077)
Equity in earnings (loss) of affiliate	—	—	—	—	—	(4,969)
Minority interest	—	—	—	—	—	680
Loss from incidental operations(b)	—	—	(9,242)	(17,718)	(7,790)	(9,373)

Net loss	$(1,023)	$(8,046)	$(24,245)	$(40,060)	$(24,629)	$(77,739)

Basic and diluted loss per common share						$(1.98)
Average number of common shares outstanding						39,290,247

(a)	For the period May 11, 2007 to July 5, 2007, we accounted for our interest in Metroflag under the equity method of accounting because we did not have control with our then 50% ownership interest. Effective July 6, 2007, with our purchase of the 50% of Metroflag that we did not already own, we consolidated the results of Metroflag.

(b)	In 2005, Metroflag adopted a formal redevelopment plan covering certain of the properties which resulted in the operations relating to these properties being reclassified as incidental operations in accordance with Statement of Financial Accounting Standards No. 67, Accounting for the Costs and Initial Operations of Real Estate Projects. In the fourth quarter of 2007, the Company recorded a write-off of approximately $12.7 million for capitalized costs that were deemed to be not recoverable based on changes made to the Company’s redevelopment plans for the Park Central site.

					FX Real
					Estate and
	Metroflag (Predecessor)				Entertainment Inc.
	As of December 31,				As of December 31,
(amounts in thousands)	2003	2004	2005	2006	2007
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$1,885	$1,741	$3,457	$1,643	$2,559
Other current assets	982	1,178	4,255	13,020	112,550
Investment in real estate, at cost	65,725	89,739	202,639	280,574	561,653
Total assets	69,463	103,599	221,084	296,607	677,984
Current liabilities (excluding current portion of debt)	670	1,671	2,613	7,119	24,945
Debt	63,737	84,270	200,705	313,635	512,694
Total liabilities	65,948	87,201	205,665	321,346	537,830
Members’ equity/Stockholders’ equity	3,515	16,398	15,419	(24,739)	139,974
FORWARD LOOKING STATEMENTS
     In addition to historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following management’s discussion and analysis of financial condition and results of operations of the Company (and its predecessor) should be read in conjunction with the historical audited consolidated financial statements and footnotes of Metroflag and the Company’s historical audited consolidated financial statements and notes thereto included elsewhere in this Annual Report. Our future results of operations may change materially from the historical results of operations reflected in our historical audited consolidated financial statements.
     FX Real Estate and Entertainment Inc. was organized as a Delaware corporation in preparation for the CKX Distribution. On September 26, 2007, holders of common membership interests in FX Luxury Realty, LLC, a Delaware limited liability company, exchanged all of their common membership interests for shares of common stock of FX Real Estate and Entertainment. Following this reorganization, FX Real Estate and Entertainment owns 100% of the outstanding common membership interests of FX Luxury Realty. We hold our assets and conduct our operations through our subsidiary FX Luxury Realty and its subsidiaries. All references to FX Real Estate and Entertainment for the periods prior to the date of the reorganization shall refer to FX Luxury Realty and its consolidated subsidiaries. For all periods as of and subsequent to the date of the reorganization, all references to FX Real Estate and Entertainment shall refer to FX Real Estate and Entertainment and its consolidated subsidiaries, including FX Luxury Realty.
     FX Luxury Realty was formed on April 13, 2007. On May 11, 2007, Flag Luxury Properties, a privately owned real estate development company, contributed to FX Luxury Realty its 50% ownership interest in the Metroflag entities in exchange for all of the membership interests of FX Luxury Realty. On June 1, 2007, FX Luxury Realty acquired 100% of the outstanding membership interests of RH1, LLC and Flag Luxury Riv, LLC, which together own shares of common stock of Riviera Holdings Corporation, a publicly traded company which owns and operates the Riviera Hotel and Casino in Las Vegas, Nevada, and the Blackhawk Casino in Blackhawk, Colorado. On June 1, 2007, CKX contributed $100 million in cash to FX Luxury Realty in exchange for a 50% common membership interest therein. As a result of CKX’s contribution, each of CKX and Flag Luxury Properties owned 50% of the common membership interests in FX Luxury Realty, while Flag Luxury Properties retained a $45 million preferred priority distribution in FX Luxury Realty.
     On May 30, 2007, FX Luxury Realty entered into an agreement to acquire the remaining 50% ownership interest in the Metroflag entities from an unaffiliated third party for total consideration of $180 million in cash, $172.5 million of which was paid in cash at closing and $7.5 million of which was an advance payment made in May 2007 (funded by a $7.5 million loan from Flag Luxury Properties). The cash payment at closing on July 6, 2007 was funded from $92.5 million cash on hand and $105.0 million in additional borrowings under the Park Central Loan, which amount was reduced by $21.3 million deposited into a restricted cash account to cover debt service commitments and $3.7 million in debt issuance costs. The $7.5 million loan from Flag Luxury Properties was repaid on July 9, 2007. As a result of this purchase, FX Luxury Realty now owns 100% of Metroflag, and therefore consolidates the operations of Metroflag beginning on July 6, 2007.
     The following management’s discussion and analysis of financial condition and results of operations is based on the historical financial condition and results of operations of Metroflag, as predecessor, rather than those of FX Luxury Realty, for the period prior to May 11, 2007.
     The historical financial statements of Metroflag and related management’s discussion and analysis of financial condition and results of operations reflect Metroflag’s ownership of 100% of the Park Central site. Therefore, these financial statements are not directly comparable to FX Luxury Realty’s financial statements prior to July 6, 2007 which account for FX Luxury Realty’s 50% ownership of Metroflag under the equity method of accounting. As a result of the acquisition of the remaining 50% interest in Metroflag on July 6, 2007, we have made changes to the historical capital and financial structure of our company, which are noted below under “— Liquidity and Capital Resources.”
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto for Metroflag and “Selected Historical Financial Information” included elsewhere herein. However, management’s discussion and analysis of financial condition and results of operations and such historical financial statements and information should not be relied upon by you to evaluate our business and financial condition going forward because they are not representative of our planned business going forward or indicative of our future operating and financial results. For example, as described below and in the historical financial statements and information included elsewhere in this prospectus, our predecessors derived revenue primarily from commercial leasing activities on the properties comprising the Park Central site. We intend to cease engaging in these commercial leasing activities as we implement our redevelopment of the Park Central site.
FX Real Estate and Entertainment Operating Results
     Our results for the period from inception (May 11, 2007) to December 31, 2007 reflects our accounting for our investment in Metroflag as an equity method investment from May 11, 2007 through July 5, 2007 because we did not maintain control, and on a consolidated basis from July 6, 2007 through December 31, 2007 due to the acquisition of the remaining 50% of Metroflag that we did not already own on July 6, 2007.
     On September 26, 2007, we exercised the Riviera option, acquiring 573,775 shares in Riviera for $13.2 million. We recorded a $6.4 million loss on the exercise, reflecting a decline in the price of Riviera’s common stock from the date the option was acquired. The loss was recorded in other expense in the consolidated statements of operations.
     Our results reflected $3.1 million in revenue and $30.1 million in operating expenses. Included in operating expenses is $10.0 million in license fees, representing the 2007 guaranteed annual minimum royalty payments under the license agreements with Elvis Presley Enterprises and Muhammad Ali Enterprises. Our operating expenses in 2007 include an impairment charge related to the write-off of approximately $12.7 million of capitalized development costs as a result of a change in development plans for the Park Central site.
     For the period from May 11, 2007 to December 31, 2007, we had $30.7 million in net interest expense, including $30.5 million for Metroflag which was included in our consolidated results commencing July 6, 2007.
     We are subject to federal, state and city income taxation. Our operations predominantly occur in Nevada, and Nevada does not impose a state income tax. As such, we should incur minimal state income taxes.
     We have calculated our income tax liability based upon a short taxable year as we were initially formed on June 15, 2007. While we are considered the successor of FX Luxury Realty and the Metroflag Entities for purposes of U.S. generally accepted accounting principles (“GAAP”), it should not be considered as a successor for purposes of U.S. income tax. Thus, we should not have inherited any tax obligations or positions from these other entities.
     We expect to generate net operating losses in the foreseeable future and, therefore, have established a valuation allowance against the deferred tax asset.
Metroflag Operating Results
     The Park Central site consists of six contiguous land parcels that comprise a collective 17.72 acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property is occupied by a motel and several retail and commercial tenants with a mix of short and long-term leases. The historical business of Metroflag was to acquire the parcels and to engage in commercial leasing activities. All revenues are derived from these commercial leasing activities and include minimum rentals and percentage rentals on the retail space.
     We are in the conceptual design stage of developing a hotel, casino, entertainment, retail, commercial and residential development project on the Park Central site.
     In 2005 and as revised in 2007, we adopted formal redevelopment plans covering certain of the parcels comprising the Park Central site which resulted in the operations related to these properties being reclassified as incidental operations in accordance with SFAS No. 67. In the fourth quarter of 2007, we revised the redevelopment plan as well as the properties classified as incidental operations.
     The following Metroflag results of operations for the years ended December 31, 2007 and 2006 are not representative of our ongoing results since we accounted for our investment in Metroflag under the equity method of accounting from May 11, 2007 through July 5, 2007 and consolidated Metroflag’s operations from July 6, 2007 through December 31, 2007.

     Given the significance of the Metroflag operations to our current and future results of operations and financial condition, we believe that an understanding of Metroflag’s reported results, trends and performance is enhanced by presenting its results of operations on a stand-alone basis for the years ended December 31, 2007 and 2006. This stand-alone financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2006.
Metroflag Results for the Years Ended December 31, 2007 and 2006

	January 1,	May 11,
	2007	2007
	Through	through
(amounts in thousands)	May 10, 2007	December 31, 2007	2007	2006	Variance
Revenue	$2,079	$4,012	$6,091	$5,581	$510
Operating expenses	(839)	(13,712)	(14,551)	(1,290)	(13,261)
Depreciation and amortization	(128)	(171)	(299)	(358)	59

Income from operations	1,112	(9,871)	(8,759)	3,933	(12,692)
Interest expense, net	(14,444)	(37,294)	(51,738)	(26,275)	(25,463)
Loss from early retirement of debt	(3,507)	—	(3,507)	—	(3,507)
Loss from incidental operations	(7,790)	(12,371)	(20,161)	(17,718)	(2,443)

Net loss	$(24,629)	$(59,536)	$(84,165)	$(40,060)	$(44,105)

     Revenue
     Revenue increased $0.5 million, or 9.1%, to $6.1 million in 2007 as compared to 2006 due to a change in lease term necessary to straight-line rental revenue. Without this, there would have been a $0.4 million decrease in revenue in 2007 as compared to 2006 due to the classification of additional operations as incidental operations.
     Operating Expenses
     Overall operating expenses increased $13.3 million in 2007 from 2006 due to an impairment charge related to the write-off of approximately $12.7 million of capitalized development costs as a result of a change in development plans. Other operating expenses, primarily maintenance, real estate taxes and general and administrative costs increased $0.6 million, or 45.7%, to $1.9 million in 2007 as compared to 2006 primarily due to an increase in general and administrative expenses related to the $0.8 million settlement of the Robinson Group LLC litigation and legal fees associated with the litigation.
     Depreciation and Amortization Expense
     Depreciation and amortization expense declined by $0.1 million, or 16.5%, to $0.3 million in 2007 as compared to 2006.
     Interest Income/Expense
     Interest expense, net increased $25.5 million, or 96.9%, to $51.7 million in 2007 as compared to 2006 due to additional mortgage loans used to acquire the remaining 50% ownership interest in the Metroflag entities and the full year impact of these incremental borrowings as well as the amortization of the incremental deferred financing costs.
     Loss from Early Retirement of Debt
     Metroflag expensed $3.5 million in costs associated with the retirement of prior debt financing in 2007.
     Loss from Incidental Operations
     Loss from incidental operations increased $2.4 million, or 13.8%, to $20.2 million in 2007 as compared to 2006 primarily due to the classification of additional operations as incidental operations.

Metroflag Operating Results for the Years Ended December 31, 2006 and 2005
     Revenue
     Revenue increased $0.7 million, or 14.2%, to $5.6 million in 2006 as compared to 2005 due to additional billings of common area maintenance and other revenues. The increase also was due to the full year impact of two land parcels that were purchased in 2005.
     Operating Expenses
     Operating expenses, primarily maintenance, real estate taxes and general and administrative costs, increased $0.4 million, or 49.9%, to $1.3 million in 2006 as compared to 2005. Operating and maintenance expenses increased $0.4 million to $0.8 million in 2006 as compared to 2005 due to the additional property purchases as the company managed several additional retail sites. General and administrative expenses was unchanged at $0.1 million in 2006 as compared to 2005. Real estate taxes increased $0.1 million to $0.4 million in 2006 due to the full year impact of properties that we purchased in 2005 and increased property assessments.
     Depreciation and Amortization Expense
     Depreciation and amortization expense was unchanged at $0.4 million in 2006.
     Interest Income/Expense
     Interest expense increased $10.6 million, or 67.5%, to $26.3 million in 2006 as compared to 2005 due to additional mortgage loans of $100.9 million to finance the additional property purchases in 2006, the full year impact of the 2005 incremental borrowings, and amortization of incremental deferred financing costs.
     Loss from Forfeit on Deposit and Early Retirement of Debt
     In 2005, Metroflag expensed $3.0 million in costs associated with the early prepayment and retirement of mortgage loans.
     Loss from Incidental Operations
     Loss from incidental operations increased $8.5 million, or 91.7%, to $17.7 million in 2006 due to higher depreciation and amortization of $9.5 million and higher operating costs of $0.8 million due to the inclusion of an additional property parcel, which were partially offset by increased revenues of $1.8 million also due to the inclusion of the additional property parcel.
Liquidity and Capital Resources
     Introduction — The historical financial statements and financial information of our predecessors included in this prospectus are not representative of our planned business going forward or indicative of our future operating and financial results. Our current cash flow and cash on hand of $2.6 million at December 31, 2007 was not sufficient to fund our current operations or to pay obligations scheduled to come due over the ensuing six months, including paying the minimum annual guaranteed license fees under our Elvis Presley and Muhammad Ali-related license agreements, which aggregate $10 million and are due on April 1, 2008, our $23 million Riv loan, which was due on March 15, 2008, and our $475 million Park Central Loan, which matures on July 6, 2008, subject to our conditional right to extend as described below. On March 12, 2008, Mr. Sillerman exercised his rights received in the rights offering and purchased 3,037,265 shares of common stock at a price of $10 per share pursuant to his investment agreement described elsewhere herein, resulting in gross proceeds to the Company of approximately $30.4 million. On March 13, 2008, we used $23 million of the proceeds from this purchase to repay our $23 million Riv loan (as more fully described below). We intend to use the remainder of the proceeds from Mr. Sillerman’s purchase together with other proceeds from this rights offering and, if applicable, sales under the related investment agreements to fund the minimum license fee payments, in addition to satisfying certain other obligations and working capital requirements. If we are unable to complete this rights offering or receive the amounts provided for under the related investment agreements, we will need to seek alternative financing to satisfy the aforementioned obligations under the license agreements and fund our working capital needs beyond April 2008. Even if we complete this rights offering and, if applicable, sales under the related investment agreements, we will need to seek additional financing prior to July 6, 2008 in order to obtain an extension of the Park Central Loan. We have no current plans with respect to securing any such financing and there can be no guarantee that we will be able to secure such financing on terms that are favorable to our business or at all. See “Risk Factors — Risks Related to Our Business — Our current cash flow is not sufficient to meet our current obligations and we will need to obtain additional financing” and “— We are highly leveraged and we may have difficulty obtaining additional financing.”
     Our independent registered public accounting firm’s report dated March 3, 2008 in our consolidated financial statements on page F-2 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.
     Most of our assets are encumbered by our debt obligations as described below.
     Riv Loan — On June 1, 2007, FX Luxury Realty entered into a $23 million loan with an affiliate of Credit Suisse. Proceeds from this loan were used for: (i) the purchase of the membership interests in RH1, LLC for $12.5 million from an affiliate of Flag Luxury Properties; (ii) payment of $8.1 million of the purchase price for the membership interests in Flag Luxury Riv, LLC; and (iii) repayment of $1.2 million to Flag Luxury Properties for funds advanced for the purchase of the 50% economic interest in the option to purchase an additional 1,147,550 shares of Riviera Holdings Corporation at a price of $23 per share. The Riv loan was personally guaranteed by Robert F.X. Sillerman. The Riv loan, as amended on September 24, 2007, December 6, 2007 and February 27, 2008, was due and payable on March 15, 2008. We were also required to make mandatory pre-payments under the Riv loan out of certain proceeds from equity transactions as defined in the loan documents. The Riv loan bears interest at a rate of LIBOR plus 250 basis points. The interest rate on the Riv loan at December 31, 2007 was 7.625%. Pursuant to the terms of the Riv loan, FX Luxury Realty was required to establish a segregated interest reserve account at closing. At December 31, 2007, FX Luxury Realty had $0.6 million on deposit in this interest reserve fund which has been classified as restricted cash on the accompanying consolidated balance sheet. On March 12, 2008, Mr. Sillerman exercised his rights received in the rights offering and purchased 3,037,265 shares of common stock at a price of $10 per share pursuant to his investment agreement described elsewhere herein, resulting in gross proceeds to the Company of approximately $30.4 million. On March 13, 2008, we used $23 million of the proceeds from this purchase to repay all amounts outstanding under the Riv loan.
     Park Central Loan — On May 11, 2007, an affiliate of Credit Suisse entered into a $370 million senior secured credit term loan facility relating to the Park Central site, the proceeds of which were used to repay the then-existing mortgages on the Park Central site. The borrowers were BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC, subsidiaries of FX Luxury Realty. The loan was structured as a $250 million senior secured loan and a $120 million senior secured second lien loan. On July 6, 2007, simultaneously with FX Luxury Realty’s acquisition of the remaining 50% ownership interest in Metroflag, we amended the senior secured credit term loan facility, increasing the total amounts outstanding under the senior secured loan, referred to herein as the Park Central Senior Loan, and senior secured second lien loan, referred to herein as the Park Central Second Lien Loan, to $280 million and $195 million, respectively. The two loans are referred to collectively herein as the Park Central Loan. The Park Central Senior Loan is divided into a $250 million senior tranche, or Tranche A, and a $30 million junior tranche, or Tranche B. Interest is payable on the Park Central Senior Loan Tranche A and Tranche B and Park Central Second Lien Loan based on 30-day LIBOR plus 150 basis points, plus 400 basis points and plus 900 basis points, respectively. On December 31, 2007, the applicable LIBOR rate was 5.03%. The interest rates on the Park Central Senior Loan Tranche A and Tranche B and Park Central Second Lien Loan at December 31, 2007 were 6.5%, 9.0% and 14.0%, respectively. We also purchased a cap to protect the 30-day LIBOR rate at a maximum of 5.5%. Pursuant to the terms of the Park Central Loan, we had funded segregated reserve accounts of $84.7 million for the payment of future interest payable on the loan and to cover expected carrying costs, operating expenses and pre-development costs for the Park Central site which are expected to be incurred during the initial term of the loan. The loan agreement provides for all collections to be deposited in a lock box and disbursed in accordance with the loan agreement. To the extent there is excess cash flow, it is to be placed in the pre-development reserve loan account. We had approximately $59.5 million on deposit in these accounts as of December 31, 2007. The Park Central Loan is due and payable on July 6, 2008, provided that if we are not in default under the terms of the loan and meet certain other requirements, including depositing additional amounts into the interest reserve, carrying cost reserve and operating expense reserve accounts, we may elect to extend the maturity date for up to two additional six month periods. We anticipate that the initial six month extension will require us to deposit approximately $50 million into reserve accounts, which amount will need to be obtained through additional debt or equity financing. The second six month extension will likely require us to obtain additional debt or equity financing. We cannot assure you that we will be able to obtain such financing on terms favorable to our business or at all. The Park Central Loan is secured by first lien and second lien security interests in substantially all of the assets of Metroflag, including the Park Central site. The Park Central Loan is not guaranteed by FX Luxury Realty. The Park Central Loan includes certain financial and other maintenance covenants on the Park Central site including limitations on indebtedness, liens, restricted payments, loan to value ratio, asset sales and related party transactions. The financial covenants on the $280 million tranche are: (i) the ratio of total indebtedness to the appraised value of the Park Central site real property under that loan can not exceed 66.5%; and (ii) the ratio of the outstanding principal amount of the Park Central Senior Loan to the total appraised value of the Park Central site real property can not exceed 39.0%. The financial covenant on the $195 million tranche is: (i) the ratio of total indebtedness to total appraised value of the Park Central site real property under that loan can not exceed 66.5%. FX Luxury Realty and Flag Luxury Properties have issued a joint and severable guarantee to the lenders under the Park Central Loan for any losses they incur solely as a result of certain limited circumstances including fraud or intentional misrepresentation by the borrowers, FX Luxury Realty and Flag Luxury Properties and gross negligence or willful misconduct by the borrowers. Flag Luxury Properties’ guarantee terminated on the date it distributed its shares of our common stock to its members and certain employees.
     On June 1, 2007, FX Luxury Realty signed a promissory note with Flag Luxury Properties for $7.5 million which was to reflect a non-refundable deposit made by Flag Luxury Properties on behalf of FX Luxury Realty in May 2007 as part of the purchase of the 50% interest in Metroflag that it did not already own. The note bears interest at 12% per annum through March 31, 2008, the maturity date of the note. The loan was repaid on July 9, 2007 out of proceeds from the increase in the Park Central Loan.
     Also on June 1, 2007, FX Luxury Realty signed a promissory note with Flag Luxury Properties for $1.0 million, representing amounts owed Flag Luxury Properties related to funding for the purchase of the shares of Flag Luxury Riv. The note, included in due to related parties on the accompanying audited consolidated balance sheet, bears interest at 5% per annum through December 31, 2007 and 10% from January 1, 2008 through March 31, 2008, the maturity date of the note. The Company discounted the note to fair value and records interest expense accordingly.
     CKX Line of Credit — On September 26, 2007, CKX entered into a Line of Credit Agreement with us pursuant to which CKX agreed to loan up to $7.0 million to us, $6.0 million of which was drawn down on September 26, 2007 and is evidenced by a promissory note dated September 26, 2007. We used $5.5 million of the proceeds of the loan, together with proceeds from additional borrowings, to exercise our option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The loan bears interest at LIBOR plus 600 basis points and is payable upon the earlier of (i) two years and (ii) our consummation of an equity raise at or above $90.0 million. On December 31, 2007 the effective interest rate on this loan was 10.86%.
     Bear Stearns Margin Loan — Also on September 26, 2007, we entered into a $7.7 million margin loan with Bear Stearns. We used the proceeds of the loan, together with the proceeds from the CKX line of credit, to exercise the option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The margin loan requires a maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. On December 31, 2007 the effective interest rate on this loan was 5.87%.
     Debt Covenants — The Park Central Loan and our other debt instruments contain covenants that regulate our incurrence of debt, disposition of property and capital expenditures. We and our subsidiaries were in compliance with all loan covenants as of December 31, 2007.
     Additional Sale of Common Stock — On September 26, 2007, CKX acquired an additional $1.5 million of our common stock, and Flag Luxury Properties acquired an additional $0.5 million of our common stock pursuant to a stock purchase agreement, the pricing for which was based on the same valuation used at the time of CKX’s initial investment in FX Luxury Realty in June 2007.
     Preferred Priority Distribution — In connection with CKX’s $100 million investment in FX Luxury Realty on June 1, 2007, CKX agreed to permit Flag Luxury Properties to retain a $45 million preferred priority distribution right which amount will be payable from the proceeds of certain pre-defined capital transactions, including payment of $30 million from the proceeds of the rights offering and, if applicable, sales under the related investment agreements described elsewhere herein. From and after November 1, 2007, Flag Luxury Properties is entitled to an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Robert F.X. Sillerman, our Chairman and Chief Executive Officer and Paul Kanavos, our President, each own directly and indirectly an approximate 29.3% interest in Flag Luxury Properties and each will receive his pro rata share of the priority distribution, when made.

     Shier Stock Purchase — In connection with and pursuant to the terms of his employment agreement, on January 3, 2008, Barry Shier, our Chief Operating Officer, purchased 500,000 shares of common stock at a price of $5.14 per share, for aggregate consideration of $2.57 million.
Cash Flows for the period from May 11, 2007 to December 31, 2007
Operating Activities
     Cash used in operating activities of $23.5 million from inception (May 11, 2007) through December 31, 2007 consisted primarily of the net loss for the period of $77.7 million which includes depreciation and amortization costs of $11.0 million, deferred financing cost amortization of $6.8 million, the impairment of capitalized development costs of $12.7 million, the loss on the exercise of the Riviera option of $6.4 million, equity in loss of Metroflag for the period May 11, 2007 to July 5, 2007 of $5.0 million and changes in working capital levels of $13.1 million, which includes $10.0 million accrual for the Elvis Presley Enterprises and Muhammad Ali Enterprises license agreements.
Investing Activities
     Cash used in investing activities during the period of $207.8 million, reflects cash used in the purchase of the additional 50% interest in Metroflag of $172.5 million, the cash used for the exercise of the Riv option of $13.2 million, cash used to purchase the Riviera interests of $21.8 million and $1.2 million of development costs capitalized during the period, offset by $0.9 million of restricted cash used.
Financing Activities
     Cash provided by financing activities during the period of $233.9 million reflects the $100.0 million investment from CKX, $105.0 million of additional borrowings under the loan on the Park Central site, $23.0 million of proceeds from the Riv loan, $1.0 million of borrowings under the Flag loan, the $6.0 million loan from CKX and $7.7 million margin loan from Bear Stearns used to fund the exercise of the Riv option and the $2.0 million of additional equity sold to CKX and Flag, partially offset by the repayment of members’ loans of $7.6 million and debt issuance costs paid of $3.7 million.
Metroflag — Historical Cash Flow for the years ended December 31, 2006, and 2005
Operating Activities
     Net cash used in operating activities was $12.0 million in 2006 and $13.4 million in 2005.
Investing Activities
     Acquisitions of real estate totaled $92.4 million in 2006 and $41.0 million in 2005. The net deposits applied to land purchases were $4.8 million in 2006 and $5.9 million in 2005.
     Net deposits into restricted cash accounts required under various lending agreements were $9.8 million in 2006 and $1.8 million in 2005.
     Capitalized development costs of $5.2 million in 2006 and $5.0 million in 2005 relate to the redevelopment of the Park Central site.
Financing Activities
     Net cash provided by financing activities was $112.8 million in 2006 and $57.0 million in 2005.
     In 2006, proceeds from mortgage loans of $100.9 million were used to fund acquisitions of real estate. The proceeds from members’ loans of $12.1 million were used to fund redevelopment working capital and to purchase the Travelodge property. Members’ distributions exceeded members’ contributions by $0.1 million.
     In 2005, mortgage loans were re-financed for a net increase in borrowings of $47.2 million. The proceeds were primarily used to fund the redevelopment. There was a net repayment of members’ loans of $2.8 million. Members’

contributions exceeded members’ distributions by $23.3 million. $5.7 million was paid in deferred financing and leasing costs. $5.0 million was paid to a member as a preferred distribution.
Uses of Capital
     At December 31, 2007, we had $512.7 million of debt outstanding and $2.6 million in cash and cash equivalents.
     Our current cash on hand is not sufficient to fund our current operations including paying the minimum annual guaranteed license fees under our Elvis Presley and Muhammad Ali license agreements with certain subsidiaries of CKX and payments of interest and principal due on our outstanding debt. The first installment on the license agreements is due April 1, 2008. Most of our assets are encumbered by our debt obligations. On March 12, 2008, Mr. Sillerman exercised his rights and purchased 3,037,265 shares of common stock pursuant to his investment agreement described elsewhere herein. On March 13, 2008, we used a portion of the proceeds from this purchase to pay all amounts outstanding under the Riv Loan. Metroflag is encumbered by the $475 million mortgage loan on the Park Central site which is due and payable on July 6, 2008. Our ability to fund our operations and meet our debt obligations is dependant upon our ability to raise additional equity and to refinance our existing debt with longer-term obligations. We intend to use the other proceeds from the rights offering and, if applicable, sales under the related investment agreements, to pay the first year’s license payments due under our license agreements (together with $0.1 million accrued interest thereon), pay $30 million of the $45 million priority distribution to Flag Luxury Properties (together with an accrued priority return of $0.4 million), repay $1 million owed to Flag Luxury Properties, repay the amounts owed under the line of credit from CKX (of which $6.0 million of principal and $0.2 million of accrued interest is outstanding) pay the approximately $1.9 million of accrued obligations under shared services agreements with affiliates, including CKX, and pay $3.1 million of accrued operating and other expenses that are immediately due and payable. If we are unable to complete the rights offering and, if applicable, sales under the related investment agreements or secure an alternative source of capital we will not be able to meet these obligations as they come due.
     Our long-term business plan is to develop and manage hotels and attractions worldwide including the redevelopment of our Park Central site in Las Vegas, the development of one or more hotel(s) at or near Graceland and the development of Elvis Presley and Muhammad Ali-themed hotels and attractions worldwide. In order to fund these projects we will need to raise significant funds, likely through the issuance of debt and/or equity securities. Our ability to raise such financing will be dependant upon a number of factors including future conditions in the financial markets.
Capital Expenditures
     Our business plan is to develop and manage hotels and attractions worldwide including the redevelopment of our Park Central site in Las Vegas, the development of one or more hotel(s) at or near Graceland and the development of Elvis Presley and Muhammad Ali-themed hotels and attractions worldwide. Our plans regarding the size, scope and phasing of the redevelopment of the Park Central site may change as we formulate and finalize our development plans. These changes may impact the timing and cost of the redevelopment. Based on preliminary budgets, management estimates total construction costs of the current plan to be approximately $3.1 billion (exclusive of land cost and related financing and other pre-opening costs). Although we expect that development of and construction of the Graceland hotel(s) will require very substantial expenditures over a period of several years, it is too early in the planning stages of such project to accurately estimate the potential costs of such project.
     In connection with and as a condition to the Park Central Loan we have funded a segregated escrow account for the purpose of funding pre-development costs in connection with re-developing the property which we expect to incur over the next twelve months. The balance in the pre-development escrow account at December 31, 2007 was $25.9 million which is included in restricted cash on our balance sheet.
     In the fourth quarter of 2007, we revised our development plans for the construction for the Park Central site and hired a new architectural firm. This resulted in certain previously capitalized development costs becoming unrecoverable. Therefore, we recorded an impairment charge related to a write-off of approximately $12.7 million.
Dividends

     We have no intention of paying any cash dividends on our common stock for the foreseeable future. In addition, the terms of the Park Central Loan restrict, and the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our common stock.
Commitments and Contingencies
     There are various lawsuits and claims pending against us and which we have initiated against others. We believe that any ultimate liability resulting from these actions or claims will not have a material adverse effect on our results of operations, financial condition or liquidity.
Contractual Obligations
     The following table summarizes our contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
(amounts in thousands)	2008		2009	2010	2011	2012	Thereafter	Total
Debt (including interest)	$531,385		$6,489	$—	$—	$—	$—	$537,874
Non-cancelable operating leases	457		482	482	482	478	198	2,579
Employment contracts	3,900		3,754	3,941	3,617	3,798	—	19,010
Licensing agreements(a)	20,000	(b)	10,000	20,000	20,000	20,000	100,000	190,000

Total(c)	$555,742		$20,725	$24,423	$24,099	$24,276	$100,198	$749,463

(a)	We are required under the licensing agreements with Elvis Presley Enterprises and Muhammad Ali Enterprises to make guaranteed minimum annual royalty payments at fixed amounts through 2016, which are reflected in the table above. After 2016, the annual amounts are increased by 5% per year. This is not reflected in the table.

(b)	Includes $10 million payment attributable to 2007, the outside payment date for which was extended to April 2008.

(c)	Does not include annual option payments due under our Option Agreement with 19X, the effectiveness of which is conditioned upon the completion of 19X’s pending acquisition of CKX.
Inflation
     Inflation has affected the historical performances of the business primarily in terms of higher rents we receive from tenants upon lease renewals and higher operating costs for real estate taxes, salaries and other administrative expenses. Although the exact impact of future inflation is indeterminable, we believe that our future costs to develop hotels and casinos will be impacted by inflation in construction costs.
Application of Critical Accounting Policies
     Marketable Securities
     Marketable securities at December 31, 2007 consist only of the Riv Shares owned by the Company. These securities are available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value with the unrealized gain or loss reported in other comprehensive income as a separate component of stockholders’ equity. Based on the Company’s evaluation of the underlying reasons for the unrealized losses associated with the Riv Shares and its ability and intent to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company does not consider the losses to be other than temporary as of December 31, 2007. If a decline in fair value is determined to be other than temporary, an impairment loss would be recorded and a new cost basis in the investment would be established. Fair value is determined by currently available market prices.
     Financial Instruments
     We have a policy and also are required by our lenders to use derivatives to partially offset the market exposure to fluctuations in interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging

Activities, we recognize these derivatives on the balance sheet at fair value and adjust them on a quarterly basis. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not enter into derivatives for speculative or trading purposes.
     The carrying value of our accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. The carrying value of our variable-rate note payable is considered to be at fair value since the interest rate on such instrument re-prices monthly based on current market conditions.
     Real Estate Investments
     Land, buildings and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into capitalized development costs on the consolidated balance sheet. The capitalized costs represent pre-development costs essential to the development of the property and include designing, engineering, legal, consulting, obtaining permits, construction, financing, and travel costs incurred during the period of development. We assess capitalized development costs for recoverability periodically and when changes in our development plans occur. In the fourth quarter of 2007, the Company recorded an impairment charge related to a write-off of approximately $12.7 million for capitalized costs that were deemed to be not recoverable based on changes made to the Company’s development plans.
     We follow the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, we review our real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. We determine impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as (i) estimating future cash flows, (ii) determining resale values, or (iii) applying a capitalization rate to net operating income using prevailing rates. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of Las Vegas and tenant credit quality. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value. There was no impairment loss recognized by us during the periods presented.
     Incidental Operations
     We follow the provisions of Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Operations of Real Estate Projects (“SFAS 67”) to account for certain operations. In accordance with SFAS 67, these operations are considered “incidental,” and as such, for each entity, when the incremental revenues exceed the incremental costs, such excess is accounted for as a reduction of capitalized costs of the redevelopment project.
     The preparation of our financial statements in accordance with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management considers an accounting estimate to be critical if it requires assumptions to be made about matters that were highly uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on the Company’s results of operations. On an ongoing basis, we evaluate our estimates and assumptions, including those related to income taxes and share-based payments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily available from other sources. Actual results may differ from these estimates under different assumptions. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of the Company’s Board of Directors.
     The Company continuously monitors its estimates and assumptions to ensure any business or economic changes impacting these estimates and assumptions are reflected in the Company’s financial statements on a timely basis, including the sensitivity to change the Company’s critical accounting policies.
     The following accounting policies require significant management judgments and estimates:

     Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) upon formation of FXRE on June 15, 2007. We have no uncertain tax positions under the standards of FIN 48.
     We account for income taxes in accordance with SFAS 109, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.
     Share-Based Payments
     In accordance with SFAS 123R, Share-Based Payment, the fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. Judgment is required in determining certain of the inputs to the model, specifically the expected life of options and volatility. As a result of the Company’s short operating history, no reliable historical data is available for expected lives and forfeitures. The Company estimates the expected life of its stock option grants at the midpoint between the vesting dates and the end of the contractual term. This methodology is known as the simplified method and is used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. We estimated forfeitures based on management’s experience. The expected volatility is based on an analysis of comparable public companies operating in our industry.
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for us beginning after January 1, 2008 for financial assets and liabilities and after January 1, 2009 for non-financial assets and liabilities. We have not completed our assessment of the impact of adopting SFAS 157 on our financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not completed our assessment of the impact of adopting of SFAS 159 on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.
Seasonality
     We do not consider our business to be particularly seasonal. However, we expect that our future revenue and cash flow may be slightly reduced during the summer months due to the tendency of Las Vegas room rates to be lower at that time of the year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and the market price of our common stock. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.
     Interest Rate Risk
     Approximately $37 million of the debt we had outstanding at December 31, 2007 pays interest at variable rates. Accordingly, a 1% increase in interest rates would increase our annual borrowing costs by $0.4 million.
     The $475 million secured by the Park Central site pays interest at variable rates ranging from 6.5% to 14.0% at December 31, 2007. We have entered into interest rate agreements with a major financial institution which cap the maximum Eurodollar base rate payable under the loan at 5.50%. The interest rate cap agreements expire on July 6, 2008.
     Foreign Exchange Risk
     We presently have no operations outside the United States. As a result, we do not believe that our financial results have been or will be materially impacted by changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents to Financial Statements

Page
FX Real Estate and Entertainment Inc.

Reports of Independent Registered Public Accounting Firms	55

Consolidated Balance Sheet as of December 31, 2007 and Combined Balance Sheet (Predecessor) as of December 31, 2006	58

Consolidated Statement of Operations for the period from May 11, 2007 through December 31, 2007, and Combined Statements of Operations (Predecessor) for the period from January 1, 2007 through May 10, 2007 and the years ended December 31, 2006 and 2005	59

Consolidated Statement of Cash Flows for the period from May 11, 2007 through December 31, 2007, and Combined Statements of Cash Flows (Predecessor) for the period from January 1, 2007 through May 10, 2007 and the years ended December 31, 2006 and 2005	60

Consolidated Statement of Stockholders’ Equity for the period from May 11, 2007 to December 31, 2007 and Combined Statement of Members’ Equity (Predecessor) for the period from January 1, 2007 through May 10, 2007 and the years ended December 31, 2006 and 2005	61
Notes to Consolidated/Combined Financial Statements	62

FX Real Estate and Entertainment Inc.
Report of Independent Registered Public Accounting Firm
     To the Board of Directors and Shareholders of FX Real Estate and Entertainment Inc.:
     We have audited the accompanying consolidated balance sheet of FX Real Estate and Entertainment Inc. (the “Company”) as of December 31, 2007, and the related consolidated statement of operations, stockholders’ equity and cash flows for the period from May 11, 2007 to December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FX Real Estate and Entertainment Inc. at December 31, 2007, and the consolidated results of its operations and cash flows for the period from May 11, 2007 to December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     The accompanying financial statements have been prepared assuming that FX Real Estate and Entertainment Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s need to secure additional capital in order to pay obligations as they become due raises substantial doubt about its ability to continue as a going concern. Management’s plan as to this matter also is described in Note 3. These financial statements do not include adjustments that might result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
New York, New York
March 3, 2008

Report of Independent Registered Public Accounting Firm
     To the Members of Metroflag BP, LLC, Metroflag Polo, LLC, Metroflag Cable, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC, and Metroflag Management, LLC:
     We have audited the accompanying combined statements of operations, members’ equity, and cash flows for the period from January 1, 2007 through May 10, 2007 of Metroflag BP, LLC, Metroflag Polo, LLC, Metroflag Cable, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC, and Metroflag Management, LLC (collectively, “Metroflag”). These financial statements are the responsibility of Metroflag’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Metroflag’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Metroflag’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations, members’ equity and cash flows of Metroflag BP, LLC, Metroflag Polo, LLC, Metroflag Cable, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC, and Metroflag Management, LLC for the period from January 1, 2007 through May 10, 2007 in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Las Vegas, Nevada
August 23, 2007

Report of Independent Registered Public Accounting Firm
     To the Members of Metroflag BP, LLC, Metroflag Polo, LLC, Metroflag Cable, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC and Metroflag Management, LLC:
     We have audited the accompanying combined balance sheet of Metroflag BP, LLC, Metroflag Polo, LLC, Metroflag Cable, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC, and Metroflag Management, LLC (collectively, “Metroflag”) as of December 31, 2006, and the related combined statements of operations, members’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of Metroflag management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Metroflag’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Metroflag’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Metroflag BP, LLC, Metroflag Polo, LLC, Metroflag Cable, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC, and Metroflag Management, LLC at December 31, 2006 and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Las Vegas, Nevada
August 13, 2007

FX Real Estate and Entertainment Inc.
Balance Sheets
(amounts in thousands, except share data)

		Predecessor
	Consolidated	Combined
	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,559	$1,643
Restricted cash	60,350	11,541
Marketable securities	43,439	—
Rent and other receivables, net of allowance for doubtful accounts of $368 at December 31, 2007 and $13 at December 31, 2006	1,016	428
Deferred financing costs, net	6,714	41
Prepaid expenses and other current assets	1,031	1,010

Total current assets	115,109	14,663
Investment in real estate, at cost:
Land	533,336	222,598
Building and improvements	30,649	77,951
Furniture, fixtures and equipment	2,626	2,590
Capitalized development costs	6,026	12,680
Less: accumulated depreciation	(10,984)	(35,245)

Net investment in real estate	561,653	280,574
Acquired lease intangible assets, net	1,222	1,370

Total assets	$677,984	$296,607

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,809	$4,787
Accrued license fees	10,000	—
Debt	475,000	—
Notes payable	30,674	—
Due to related parties	3,022	1,050
Related party debt	1,020	—
Other current liabilities	1,114	559
Unearned rent and related revenue	—	723

Total current liabilities	531,639	7,119
Long-term debt	—	295,000
Related party debt	6,000	18,635
Other long-term liabilities	191	592

Total liabilities	537,830	321,346
Contingently redeemable stockholders’ equity	180	—
Stockholders’/members’ equity:
Preferred stock authorized 75,000,000 shares	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 39,290,247 shares issued and outstanding at December 31, 2007	393	—
Members’ equity	—	(24,739)
Additional paid-in-capital	219,781	—
Accumulated deficit	(77,739)	—
Accumulated other comprehensive loss	(2,461)	—

Total stockholders’/members’ equity	139,974	(24,739)

Total liabilities and stockholders’/members’ equity	$677,984	$296,607

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.
Statements of Operations
(amounts in thousands, except share and per share data)

		Predecessor
	Consolidated	Combined
	Period from	Period from	Predecessor	Predecessor
	May 11, 2007	January 1, 2007	Combined	Combined
	Through	Through	Year Ended	Year Ended
	December 31, 2007	May 10, 2007	December 31, 2006	December 31, 2005
Revenue	$3,070	$2,079	$5,581	$4,888

Operating expenses:
License fees	10,000	—	—	—
Selling, general and administrative expenses	6,874	421	104	146
Depreciation and amortization expense	116	128	358	379
Operating and maintenance	276	265	776	395
Real estate taxes	194	153	410	320
Impairment of capitalized development costs	12,672	—	—	—

Total operating expenses	30,132	967	1,648	1,240

Income (loss) from operations	(27,062)	1,112	3,933	3,648

Interest income	814	113	2,110	4
Interest expense	(31,471)	(14,557)	(28,385)	(15,688)
Other income (expense)	(6,358)	—	—	—
Loss from retirement of debt	—	(3,507)	—	(2,967)
Equity in earnings (losses) of affiliate	(4,969)	—	—	—
Minority interest	680	—	—	—
Loss from incidental operations	(9,373)	(7,790)	(17,718)	(9,242)

Net loss	$(77,739)	$(24,629)	$(40,060)	$(24,245)

Basic and diluted loss per share	$(1.98)

Basis and diluted average number of common shares outstanding	39,290,247

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.
Statements of Cash Flows
(amounts in thousands)

	Consolidated	Predecessor
	Period	Combined
	from	Period from	Predecessor	Predecessor
	May 11, 2007	January 1, 2007	Combined	Combined
	Through	Through	Year Ended	Year Ended
	December 31, 2007	May 10, 2007	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net loss	$(77,739)	$(24,629)	$(40,060)	$(24,245)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	10,983	8,472	19,670	10,187
Deferred financing cost amortization	6,760	41	3,943	1,415
Loss on exercise of derivative	6,358	—	—	610
Equity in loss of an unconsolidated affiliate	4,969	36	—	1,017
Minority interest	(680)	—	—	—
Impairment of capitalized development costs	12,672	—	—	—
Changes in operating assets and liabilities:
Receivables	120	(171)	(196)	(1,129)
Other current and non-current assets	(573)	(933)	1,871	(3,194)
Accounts payable and accrued expenses	2,985	(2,486)	2,174	942
Accrued license fees	10,000	—	—	—
Due to related parties	1,188	22	230	820
Unearned revenue	(767)	991	234	138
Other	177	27	112	44

Net cash used in operating activities	(23,547)	(18,630)	(12,022)	(13,395)

Cash flows used in investing activities:
Restricted cash	934	11,541	(9,787)	(1,754)
Capitalized development costs	(1,233)	—	—	—
Development of real estate including land acquired	—	(45)	(5,206)	(4,981)
Acquisitions of real estate		—	(92,396)	(41,022)
Deposits on land purchase		—	4,807	5,884
Purchase of Riviera interests	(21,842)	—	—	—
Purchase of shares in Riviera	(13,197)	—	—	—
Purchase of additional interest in Metroflag	(172,500)	—	—	—

Net cash provided by (used in) investing activities	(207,838)	11,496	(102,582)	(41,873)

Cash flows provided by financing activities:
Stockholders’/Members’ capital contributions /distributions	100,000	—	(98)	23,266
Issuance of common stock	2,000	—	—	—
Repayment of existing mandatorily redeemable interest	—	—	—	(5,000)
Deferred financing costs	(3,738)	(10,536)	(41)	(5,716)
Borrowings under loan agreements and notes payable	142,694	306,543	100,866	194,134
Retirement/repayment of mortgage loans	—	(295,000)	—	(146,890)
Contribution from minority interest	593	—	—	—
(Repayments of) proceeds from Members’ loans	(7,605)	5,972	12,063	(2,809)

Net cash provided by financing activities	233,944	6,979	112,790	56,985

Net (decrease) /increase in cash and equivalents	2,559	(155)	(1,814)	1,717
Cash and cash equivalents — beginning of period	—	1,643	3,457	1,740

Cash and cash equivalents — end of period	$2,559	$1,488	1,643	3,457

Supplemental cash flow disclosures:
Cash paid for interest	$25,663	$17,102	$20,938	$13,629
Non-cash financing and investing activities:
Financed acquisition of real property	—	—	—	$80,000
Contributions of assets for membership interests	$103,421	—	—	—
See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.
Statement of Stockholders’/Members’ Equity
(amounts in thousands, except share data)

		Common Stock				Accumulated Other
	Members’ Equity	Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Comprehensive Loss	Total
Balance at January 1, 2005 (Predecessor)	$16,398	—	$—	$—	$—	$—	$16,398
Capital contributions	104,774	—	—	—	—	—	104,774
Distributions paid	(81,508)	—	—	—	—	—	(81,508)
Net loss	(24,245)	—	—	—	—	—	(24,245)

Balance at December 31, 2005 (Predecessor)	$15,419	—	$—	$—	$—	$—	$15,419
Capital contributions	11,902	—	—	—	—	—	11,902
Distributions paid	(12,000)	—	—	—	—	—	(12,000)
Net loss	(40,060)	—	—	—	—	—	(40,060)

Balance at December 31, 2006 (Predecessor)	$(24,739)	—	$—	$—	$—	$—	$(24,739)
Net loss	(24,629)	—	—	—	—	—	(24,629)

Balance at May 10, 2007 (Predecessor)	$(49,368)	—	$—	$—	$—	$—	$(49,368)

Balance at May 11, 2007	$—	—	$—	$—	$—	$—	$—
Capital contributions	—	202	—	219,781	—	—	219,781
Reorganization of FXRE	—	39,290,045	393	—	—	—	393
Net loss	—	—	—	—	(77,739)	—	(77,739)
Unrealized loss on available for sale securities	—	—	—	—	—	(2,461)	(2,461)

Balance at December 31, 2007	$—	39,290,247	$393	$219,781	$(77,739)	$(2,461)	$139,974

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.
Notes to Consolidated Financial Statements
December 31, 2007
1. Basis of Presentation
     The financial information contained in these consolidated financial statements for the period May 11, 2007 to December 31, 2007 reflects the results of operations of FX Luxury Realty, LLC (“FXLR”) and its consolidated subsidiaries for the period May 11, 2007 to September 26, 2007 and FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FXLR, for the period September 27, 2007 to December 31, 2007.
     The financial information as of December 31, 2007 and for the period May 11, 2007 to December 31, 2007 consists of the two aforesaid periods, May 11, 2007 to September 26, 2007 and September 27, 2007 to December 31, 2007, because of a reorganization of FXLR that was effectuated on September 26, 2007. On September 26, 2007, holders of common membership interests in FXLR, exchanged all of their common membership interests for shares of common stock of FXRE. Following this reorganization, FXRE owns 100% of the common membership interests of FXLR.
     As a result of this reorganization, all references to FXRE or the Company for the periods prior to the date of the reorganization shall refer to FXLR and its consolidated subsidiaries. For all periods as of and subsequent to the date of the reorganization, all references to FXRE or the Company shall refer to FXRE and its consolidated subsidiaries, including FXLR.
     Metroflag BP, LLC (“BP”), Metroflag Polo, LLC (“Polo”), Metroflag Cable, LLC (“Cable”), CAP/TOR, LLC (“CAP/TOR”), Metroflag SW, LLC (“SW”), Metroflag HD, LLC, (“HD”), and Metroflag Management, LLC (“MM”) (collectively, “Metroflag” or the “Metroflag entities”) are engaged in the business of leasing real properties located along Las Vegas Boulevard between Harmon and Tropicana Avenue in Las Vegas, Nevada. Metroflag has been engaged in the leasing business since 1998 when CAP/TOR acquired certain real properties situated at the southern tip of Las Vegas Boulevard and has since assembled the current six parcels of land totaling approximately 17.72 acres and associated buildings (the “Park Central site”).
     On May 9, 2007, Polo, Cable, CAP/TOR, SW and HD were merged with and into either Cable or BP, with Cable and BP continuing as the surviving companies.
     On May 11, 2007, Flag Luxury BP, LLC, Flag Luxury Polo, LLC, Flag Luxury SW, LLC, Flag Luxury Cable, LLC, Metroflag CC, LLC, Metro One, LLC, Metro Two, LLC, Metro Three, LLC, Metro Five, LLC, merged into FXLR, which effectively became a 50% owner of the Company.
     From May 11, 2007 to July 5, 2007, the Company accounted for its interest in Metroflag under the equity method of accounting because it did not have control with its then 50% ownership interest.
     Effective July 6, 2007, with its purchase of the 50% of Metroflag that it did not already own, the Company consolidated the results of Metroflag. Therefore, the financial statements for the period from May 11, 2007 to December 31, 2007 reflect the Company’s 50% ownership interest in Metroflag under the equity method of accounting from May 11, 2007 through July 5, 2007 and reflect the consolidation of the financial results for Metroflag from July 6, 2007 through December 31, 2007.
     The consolidated financial statements of FXRE include the accounts of all subsidiaries and the Company’s share of earnings or losses of joint ventures and affiliated companies under the equity method of accounting. All intercompany accounts and transactions have been eliminated. The accompanying combined financial statements for Metroflag consist of BP, Polo, Cable, CAP/TOR, SW, HD, and MM. Significant inter-company accounts and transactions between the entities have been eliminated in the accompanying combined financial statements. The financial statements have been combined because the entities were all part of a transaction such that FXLR owns 100% of Metroflag under common ownership, are part of a single redevelopment plan, and subject to mortgage loans secured by the properties owned by the combined entities.

     2. Organization and Background
     Business of the Company
     The Company owns 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada, known as the Park Central site. The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company has commenced design and planning for a redevelopment plan for the Park Central site that includes a hotel, casino, entertainment, retail, commercial and residential development project.
     The Company recently entered into license agreements with Elvis Presley Enterprises, Inc., an 85%-owned subsidiary of CKX, Inc. [NASDAQ: CKXE], and Muhammad Ali Enterprises LLC, an 80%- owned subsidiary of CKX, which allows it to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of its real estate and other entertainment attraction-based projects. The Company currently anticipates that the development of the Park Central site will involve multiple elements that incorporate the Elvis Presley assets and theming. In addition, the license agreement with Elvis Presley Enterprises grants the Company the right to develop, and it currently intends to pursue the development of, one or more hotels as part of the master plan of Elvis Presley Enterprises, Inc. to redevelop the Graceland property and surrounding areas in Memphis, Tennessee.
     In addition to its ownership of plans for the redevelopment of the Park Central site, its plan to develop one or more Graceland-based hotel(s), and its intention to pursue additional real estate and entertainment-based developments using the Elvis Presley and Muhammad Ali intellectual property, the Company, through direct and indirect wholly owned subsidiaries, owns 1,410,363 shares of common stock of Riviera Holdings Corporation [AMEX:RIV], a company that owns and operates the Riviera Hotel & Casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado. While the Company does not currently have any definitive plans or agreements with Riviera Holdings Corporation related to the acquisition of Riviera, it continues to explore an acquisition of such company.
     Formation of the Company
     FLXR was formed under the laws of the state of Delaware on April 13, 2007. The Company was inactive from inception through May 10, 2007.
     On May 11, 2007, Flag Luxury Properties, LLC (“Flag”), a real estate development company in which Robert F.X. Sillerman and Paul C. Kanavos each own an approximate 29% interest, contributed to the Company its 50% ownership interest in BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Metroflag Polo, LLC, CAP/TOR LLC, Metroflag HD, LLC and Metroflag Management, LLC for all of the membership interests in the Company. These entities are collectively referred to herein as “Metroflag” or the “Metroflag entities.” The sale of assets by Flag was accounted for at historical cost as FXLR and Flag were entities under common control.
     On June 1, 2007, Flag Leisure Group, LLC, a company in which Robert F.X. Sillerman and Paul C. Kanavos each beneficially own an approximate 33% interest and which is the managing member of Flag Luxury Properties, sold to the Company all of its membership interests in RH1, LLC, which owns an aggregate of 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings, Inc. On such date, Flag also sold to the Company all of its membership interests in Flag Luxury Riv, LLC, which owns an additional 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings. With the purchase of these membership interests, FX Luxury Realty acquired, through its interests in Riv Acquisitions Holdings, a 50% beneficial ownership interest in an option to acquire an additional 1,147,550 shares of Riviera Holdings Corporation at $23 per share. The total consideration for these transactions was $21.8 million paid in cash, a note for $1.0 million and additional contributed equity of $15.9 million for a total of $38.7 million. The sale of assets by Flag Leisure Group, LLC and Flag was accounted for at historical cost as the Company, Flag Leisure Group, LLC and Flag were entities under common control at the time of the transactions. Historical cost for these acquired interests equals fair values because the assets acquired comprised available for sale securities and a derivative instrument that are required to be reported at fair value in accordance with generally accepted accounting principles.

     FXRE was formed under the laws of the state of Delaware on June 15, 2007.
     On September 26, 2007, CKX, together with other holders of common membership interests in FXLR contributed all of their common membership interests in FXLR to FXRE in exchange for shares of common stock of FXRE.
     This exchange is sometimes referred to herein as the “reorganization.” As a result of the reorganization, FXRE holds 100% of the outstanding common membership interests of FXLR.
     On November 29, 2007, the Company reclassified its common stock on a basis of 194,515.758 shares of common stock for each share of common stock then outstanding.
     CKX Investment
     On June 1, 2007, CKX contributed $100 million in cash to the Company in exchange for 50% of the common membership interests in the Company (the “CKX Investment”). CKX also agreed to permit Flag to retain a $45 million preferred priority distribution right which amount will be payable upon certain defined capital events.
     As a result of the CKX investment on June 1, 2007 and the determination that Flag and CKX constituted a collaborative group representing 100% of FXLR’s ownership interests, the Company recorded its assets and liabilities at the combined accounting bases of the respective investors. FXLR’s net asset base represents a combination of 50% of the assets and liabilities at historical cost, representing Flag’s predecessor ownership interest, and 50% of the assets and liabilities at fair value, representing CKX’s ownership interest, for which it contributed cash on June 1, 2007. Along with the accounting for the subsequent acquisition of the remaining 50% interest in Metroflag (see below) at fair value, the assets and liabilities were ultimately adjusted to reflect an aggregate 75% fair value.
     The fair value of the assets acquired and liabilities assumed reflect the Company’s preliminary estimates of fair value. Accordingly, the initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary amounts allocated to the acquired assets and liabilities assumed as of June 1, 2007:

(in thousands)
Cash and other current assets	$8,652
Investments in Riv Shares and Riv Option	46,061
Investment in Park Central site	88,269

Total assets acquired	142,982
Current liabilities	2,577
Debt	31,443

Total liabilities assumed	34,020
Minority interest	7,305

Net assets acquired	$101,657

     On June 18, 2007, CKX declared and transferred into two trusts, for the benefit of its stockholders, a dividend consisting of 25% of the outstanding shares of common stock of the Company payable to CKX stockholders as of a to be determined record date. The trusts were formed solely to hold the dividend property pending distribution to CKX stockholders on the payment date.
     On September 26, 2007, CKX acquired an additional 0.742% of the outstanding capital stock of the Company for a price of $1.5 million. The proceeds of this investment, together with an additional $0.5 million that was invested by Flag, were used by the Company for working capital and general corporate purposes.
     On September 27, 2007, CKX declared and transferred into a trust for the benefit of its stockholders, a dividend consisting of 23.5% of the outstanding shares of common stock of the Company payable to CKX stockholders. Therefore, as of December 31, 2007, CKX held a 2% ownership interest in the Company.
     On December 21, 2007, CKX set the record date for the distribution of shares of the Company to the CKX stockholders as December 31, 2007.

     On January 10, 2008, FXRE became a publicly traded company as a result of the completion of the distribution of 19,743,349 shares of common stock to CKX’s stockholders of record as of December 31, 2007. This distribution is referred to herein as the “CKX Distribution.”
     License Agreements
     On June 1, 2007, the Company entered into a worldwide license agreement with Elvis Presley Enterprise, Inc., a 85%-owned subsidiary of CKX (“EPE”), granting the Company the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. The Company also entered into a worldwide license agreement with Muhammad Ali Enterprises LLC, a 80%-owned subsidiary of CKX (“MAE”), granting the company the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions.
     Metroflag Acquisition
     On May 30, 2007, the Company entered into an agreement to acquire the remaining 50% ownership interest in the Metroflag entities that it did not already own.
     On July 6, 2007, FXLR acquired the remaining 50% of the Metroflag entities, which collectively own the Park Central site from an unaffiliated third party. As a result of this purchase, the Company now owns 100% of Metroflag, and therefore the Park Central site. The total consideration paid by FXLR for the remaining 50% interest in Metroflag was $180 million, $172.5 million of which was paid in cash at closing and $7.5 million of which was an advance payment made in May 2007 (funded by a $7.5 million loan from Flag). The cash payment at closing was funded from $92.5 million of cash on hand and $105 million in additional borrowings, which was reduced by $21.3 million deposited into a restricted cash account to cover debt service commitments and $3.7 million in debt issuance costs. The $7.5 million loan from Flag was repaid on July 9, 2007.
     From May 11, 2007 to July 5, 2007, the Company accounted for its Metroflag investment under the equity method of accounting because it did not have control with its then 50% ownership interest.
     As a result of the purchase transaction on July 6, 2007, Metroflag was owned 100% by FXLR and therefore was consolidated commencing July 6, 2007. The assets and liabilities were consolidated within the results of FXLR and separately classified in the accompanying balance sheet as of December 31, 2007.
     After this transaction, the Metroflag entities have $475 million in first and second tier term loans secured by the Park Central site and are required to hold funds in escrow to fund debt service commitments and predevelopment expenses.
     The Company revalued the assets and liabilities of Metroflag in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141: Business Combinations and recorded the transaction at fair value.
     The fair value of the assets acquired and liabilities assumed reflects the Company’s preliminary estimates of fair value. Accordingly, the initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed.

     The following table summarizes the preliminary amounts allocated to the acquired assets and liabilities assumed as of July 6, 2007:

(in thousands)
Current assets	$93,034
Investments in real estate	584,004
Other assets	14,691

Assets acquired	691,729
Current liabilities	35,591
Long-term debt	475,000
Other liabilities	1,138

Liabilities assumed	511,729

Net assets acquired	$180,000

     At this time management believes that no amounts will be allocated to intangible assets other than the acquired lease intangible assets (note 8). The Company cannot estimate the amounts that may change when the Company finalizes its valuation, which is expected in the first quarter of 2008.
     Pro forma condensed information for the period from May 11, 2007 through December 31, 2007 is disclosed to show the results of the Company giving effect to the acquisition of Metroflag on July 6, 2007 as if the transaction had occurred on May 11, 2007. The pro forma results include certain adjustments including increased interest expense and are not necessarily indicative of what the results would have been had the transactions actually occurred on May 11, 2007. Pro forma revenue and net loss for the period from May 11, 2007 through December 31, 2007 were $4.0 million and $85.1 million, respectively.
     Investment in Riviera
     Upon formation, the Company held 836,588 shares of common stock in Riviera Holdings Corporation [AMEX:RIV], a company that owns and operates the Riviera Hotel &Casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado (“Riviera”), as well as a 50% beneficial ownership interest in an option to acquire an additional 1,147,550 shares in Riviera at a price of $23 per share (the “Riv Option”).
     On September 26, 2007, the Company entered into a line of credit agreement with CKX pursuant to which CKX agreed to loan up to $7.0 million to the Company, approximately $6.0 million of which was drawn down on September 26, 2007, $5.5 million of the proceeds from the CKX loan, together with the proceeds of a $7.7 million margin loan from Bear Stearns, was used to fund the exercise of the Riv Option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. As a result of the exercise of the Riv Option, as of December 31, 2007, the Company owns 1,410,363 shares of common stock of Riviera Holdings Corporation (the “Riv Shares”), which are recorded as marketable securities on the accompanying consolidated balance sheet.
     The Repurchase Agreement and Contingently Redeemable Stock
     In connection with the CKX Investment, CKX, FXRE, FXLR, Flag, Robert F.X. Sillerman, Paul Kanavos and Brett Torino entered into a Repurchase Agreement dated June 1, 2007, as amended on June 18, 2007 and September 27, 2007. The purpose of the Repurchase Agreement was to ensure that the value of the 50%-interest in the Company acquired by CKX (and the corresponding shares of common stock of FXRE received for such interests in the reorganization) (the “Purchased Securities”) was equal to no less than the $100 million purchase price paid by CKX, under certain limited circumstances. Specifically, if no “Termination Event” was to occur prior to the second anniversary of the distribution, which were events designed to indicate that the value of the CKX Investment had been confirmed, each of Messrs. Sillerman, Kanavos and Torino would be required to sell back such number of their shares of our common stock to us at a price of $.01 per share as will result in the shares that were received by the CKX stockholders in the distribution having a value of at least $100 million.
     The interests subject to the Repurchase Agreement have been recorded as contingently redeemable members’ interest in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Topic D-98: Classification and Measurement of Redeemable Securities. This statement requires the issuer to estimate and record value for securities that are mandatorily redeemable when that redemption is not in the control of the issuer. The value for this instrument has been determined based upon the redemption price of par value for the expected 18 million shares of common stock of FXRE subject to the Repurchase Agreement. At December 31, 2007, the value of the interest subject to redemption was recorded at the maximum redemption value of $180,000.

     In the first quarter of 2008, a termination event as defined in the Repurchase Agreement was deemed to have occurred as the average closing price of the common stock of FXRE for the consecutive 30-day period following the date of the CKX Distribution (January 10, 2008) exceeded a price per share that attributes an aggregate value to the Purchased Securities of greater than $100 million. Thus, the Repurchase Agreement has terminated and is no further force and effect.
     Rights Offering
     On February 4, 2008, the Company filed a registration statement with the Securities and Exchange Commission to enable it to distribute in a rights offering, at no charge, transferable subscription rights to purchase one share of its common stock for every two shares of common stock owned as of a record date that has not yet been determined at a cash subscription price of $10.00 per share. As of the date of this filing, the Company had 39,790,247 shares of common stock outstanding. As part of the transaction that created the Company in June 2007, the Company agreed to undertake the rights offering, and certain stockholders who own, in the aggregate, 20,046,898 shares of common stock, waived their rights to participate in the rights offering. As a result, the rights offering is being made only to stockholders who own, in the aggregate, 19,743,349 shares of common stock as of the record date. Each of these stockholders will receive one transferable subscription right for every two shares of common stock owned as of the record date. As a result, the Company is distributing rights to purchase up to 9,871,674 shares of common stock in the rights offering. The rights offering will commence as soon as practicable after the Securities and Exchange Commission declares the registration statement to be effective.
     The rights offering is being made to fund certain obligations, including short-term obligations described elsewhere herein. The total purchase price of shares to be offered in the rights offering will be approximately $98.7 million. Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, and The Huff Alternative Fund, L.P. (“Huff”), one of the Company’s principal stockholders, have entered into investment agreements with the Company, pursuant to which they have agreed to purchase shares that are not otherwise subscribed for in the rights offering, if any, at the same $10.00 per share subscription price. In particular, under Huff’s investment agreement with the Company, Huff has agreed to purchase the first $15 million of shares (1.5 million shares at $10 per share) that are not subscribed for in the rights offering, if any, and 50% of any other unsubscribed shares, up to a total investment of $40 million; provided, however, Huff is not obligated to purchase any shares beyond its initial $15 million investment in the event that Mr. Sillerman does not purchase an equal number of shares at the $10 price per share pursuant to the terms of his investment agreement with the Company. Under his investment agreement with the Company, Mr. Sillerman has agreed to subscribe for his full pro rata amount of shares in the rights offering (representing 3,037,365 shares), as well as to purchase up to 50% of the shares that are not sold in the rights offering after Huff’s initial $15 million investment at the same subscription price per share being offered to stockholders. The maximum number of shares that are required to be purchased pursuant to the terms of these investment agreements is 9,537,365, which would result in total gross proceeds of $95.4 million. See note 17 regarding filing of a registration statement subsequent to December 31, 2007.
3. Going Concern
     The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional sources of capital in the next six months. As discussed in notes 5 and 6, the Company has certain short-term obligations that it plans to pay from the proceeds of the rights offering and, if applicable, sales under the related investment agreements (see note 2) prior to the maturity dates of these obligations. If the rights offering is delayed, the Company will need to renegotiate the terms of its current debt obligations or find alternative financing. In July 2007 the Company utilized substantially all of its cash, including $100 million cash on hand to partially fund the purchase of the 50% interest in Metroflag it did not own and to settle a related obligation. As discussed in note 5, the Metroflag entities have $475 million in loans secured by the Park Central site that become due and payable on July 6, 2008, subject to the Company’s conditional right to extend the maturity date for up to two six (6) month extensions. The Company intends to refinance this loan in connection with the plan of development for the Park Central site. The Company’s ability to refinance the loan and the valuation of the property could be affected by the ability to effectively execute the Park Central site redevelopment plan. The Company also has an obligation to pay license fees in accordance with the license agreements described in note 7. If these payments are not made, the Company could lose its rights under these agreements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4. Summary of Significant Accounting Policies
     Cash and Cash Equivalents
     All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.
     Restricted Cash
     Restricted cash primarily consists of cash deposits and impound accounts for interest, property taxes, insurance, rents and development costs as required under the terms of the Company’s loan agreements.
     Marketable Securities
     Marketable securities at December 31, 2007 consist only of the Riv Shares owned by FXLR. These securities are classified as available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value with the unrealized gain or loss reported in other comprehensive income as a separate component of stockholders’ equity. Based on the Company’s evaluation of the underlying reasons for the unrealized losses associated with the Riv Shares and its ability and intent to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company does not consider the losses to be other than temporary as of December 31, 2007. If a decline in fair value is determined to be other than temporary, an impairment loss would be recognized and a new cost basis in the investment would be established. Fair value is determined by currently available market prices.
     Fair Value of Financial Instruments
     Prior to exercise, the Riv Option was classified as a derivative. This security was categorized as a derivative in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and accordingly was carried at fair value with the gain or loss reported as other income (expense). The fair value for the Riv Option approximated the value of the option using an option pricing model and assuming the option was extended through its maximum term. The assumptions reflected in the valuation were a risk free rate of 5% and a volatility factor of 48.5%. The change in fair value during the period prior to exercise was recorded as other expense in the accompanying consolidated statement of operations.
     The Company has a policy and also is required by its lenders to use derivatives to partially offset the market exposure to fluctuations in interest rates. In accordance with SFAS 133, the Company recognizes these derivatives on the balance sheet at fair value and adjusts them on a quarterly basis. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not enter into derivatives for speculative or trading purposes.
     The carrying value of the Company’s accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these instruments. The carrying value of the Company’s variable-rate note payable is considered to be at fair value since the interest rate on such instrument re-prices monthly based on current market conditions.
     Rental Revenues
     The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Amounts expected to be received in later years are included in deferred rent, amounts received and to be recognized as revenues in later years are included in unearned rent and related revenues.
     Some of the lease agreements contain provisions that grant additional rents based on tenants’ sales volume (contingent or percentage rent) and reimbursement of the tenants’ share of real estate taxes, insurance and common area maintenance (“CAM”) costs. Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Recovery of real estate taxes, insurance and CAM costs are recognized as the respective costs are incurred in accordance with the lease agreements.
     Real Estate Investments
     Land, buildings and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized as capitalized development costs on the consolidated balance sheet. The capitalized costs represent pre-development costs essential to the development of the property and include designing, engineering, legal, consulting, obtaining permits, construction, financing, and travel costs incurred during the period of development. The Company assesses capitalized development costs for recoverability periodically and when changes in development plans occur. In the fourth quarter of 2007, the Company recorded an impairment charge related to a write-off of approximately $12.7 million for capitalized costs that were deemed to not be recoverable based on changes made to the Company’s development plans.
     The Company capitalizes interest costs to projects during development. Interest capitalization ceases once a given project is substantially complete and ready for its intended use. As the Company is in the conceptual design stage of the development and has not begun developing the current project, no interest was capitalized during the period from May 11, 2007 to December 31, 2007.
     Maintenance and repairs that do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense.
     Depreciation was computed using the straight-line method over estimated useful lives of up to 39.5 years for buildings and improvements, three to seven years for furniture, fixture and equipment, and 15 years for signage. However, as the latest redevelopment plans provide for demolition of certain properties, in order to develop the casino resort, the Company is depreciating the buildings and improvements over the estimated remaining life of these properties before they are demolished which is estimated to be December 31, 2008.
     The Company follows the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141 provides guidance on allocating a portion of the purchase price of a property to intangibles. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are two categories of intangibles to be considered: (i) value of in-place leases, (ii) above and below-market value of in-place leases.
     The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases compared to the acquired in-place leases as well as the value associated with lost rental and recovery revenue during the assumed lease-up period. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining noncancelable term of the lease.
     The value of above-market leases is amortized as a reduction of base rental revenue over the remaining terms of the respective leases. The value of below-market leases is accreted as an increase to base rental revenue over the remaining terms of the respective leases.
     The Company follows the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, the Company reviews their real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Company determines impairment by comparing the property’s carrying value to an estimate of fair value based upon varying methods such as (i) estimating future cash flows, (ii) determining resale values, or (iii) applying a capitalization rate to net operating income using prevailing rates. These methods of determining fair value can fluctuate significantly as a result of a number of factors, including changes in the general economy of Las Vegas and tenant credit quality. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, the Company will write down the asset to fair value.

     During 2006, Metroflag acquired certain properties from third parties for an aggregate purchase price of $91.9 million. These acquisitions were completed using funds from long-term debt and capital contributions from the Company’s Members.
     Loss Per Share/Common Shares Outstanding
     Earnings (loss) per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. The Company used its shares outstanding as of December 31, 2007 as the number of weighted average share for the period May 11, 2007 to December 31, 2007, which results in a more meaningful measure of earnings per share because the Company became a C-corporation in June 2007 and the membership interests in FXLR were contributed in September 2007. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the period May 11, 2007 to December 31, 2007, 3,050,000 shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
     Incidental Operations
     The Company follows the provisions of Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Operations of Real Estate Projects (“SFAS 67”) to account for certain operations of Metroflag. In accordance with SFAS 67, these operations are considered “incidental,” and as such, for each entity, when the incremental revenues exceed the incremental costs, such excess is accounted for as a reduction of capitalized costs of the redevelopment project.
     The following table summarizes the results from the incidental operations for the period May 11, 2007 through December 31, 2007, the period January 1, 2007 through May 10, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor):

		Predecessor
	May 11-	January 1-	Year Ended	Year Ended
	December 31,	May 10,	December 31,	December 31,
(amounts in thousands)	2007	2007	2006	2005
Revenues	$7,854	$5,326	$13,688	$11,910
Depreciation	(10,867)	(8,343)	(19,312)	(9,803)
Operating & other	(6,360)	(4,773)	(12,094)	(11,349)

Net loss	$(9,373)	$(7,790)	$(17,718)	$(9,242)

     Deferred Financing Costs
     Financing costs are capitalized and amortized to interest expense over the life of the loan as an adjustment to the yield.
     Share-Based Payments
     In accordance with SFAS 123R, Share-Based Payment, the fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. Judgment is required in determining certain of the inputs to the model, specifically the expected life of options and volatility. As a result of the Company’s short operating history, no reliable historical data is available for expected lives and forfeitures. The Company estimates the expected life of its stock option grants at the midpoint between the vesting dates and the end of the contractual term. This methodology is known as the simplified method and is used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. We estimated forfeitures based on management’s experience. The expected volatility is based on an analysis of comparable public companies operating in our industry.
     Income Taxes
     FXRE, as a corporation, is subject to federal, state and city income taxation. The Company’s operations predominantly occur in Nevada, and Nevada does not impose a state income tax. As such, FXRE should incur minimal state income taxes.
     FXRE does not have a tax provision as it is a newly formed corporation which incurred a net loss. FXLR, a partnership for tax purposes, was not subject to income taxes and therefore did not establish a tax provision. The members included their respective share of FXLR income or loss in their own income tax returns.
     The Company is expected to generate net operating losses in the foreseeable future and, therefore, valuation allowances will likely be taken against any deferred tax assets.

     As limited liability companies, the Metroflag entities were not subject to income taxes; therefore, no provision for income taxes were made in the accompanying financial statements. The members included their respective share of the Metroflag entities income or loss in the members’ income tax returns.
     Risks and Uncertainties
     The Company’s principal investments are in entities that own Las Vegas, Nevada based real estate development projects which are aimed at tourists. Accordingly, the Company is subject to the economic risks of the region, including changes in the level of tourism.
     Effective January 1, 2006, Metroflag changed its estimates of the useful lives of certain properties from five years to two and a half years to better reflect the estimated period before these properties were to be demolished. The effect of this change in estimate was to increase 2006 depreciation expense and 2006 net loss by approximately $5.8 million.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008 for financial assets and liabilities and after January 1, 2009 for non-financial assets and liabilities. The Company is currently evaluating the impact of the adoption of SFAS 157 on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.
     On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160, respectively, and are expected to be issued by the IASB early in 2008. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.
     Reclassifications
     Certain prior period amounts have been reclassified to conform with the current year presentation.
5. Debt and Notes Payable
     The Company’s debt as of December 31, 2007 consists of mortgage notes to Credit Suisse totaling $475 million (the “Credit Suisse Notes”). The Company uses escrow accounts to fund future pre-development and other spending and interest on the debt. The balance in such escrow accounts as of December 31, 2007 was $59.5 million. The Credit Suisse Notes, which is comprised of three separate tranches, expires on July 6, 2008, but can be extended for up to two six month periods. The loan is classified as a current liability because the Company is uncertain if it will have sufficient financial resources to extend the loan because the extensions require that the Company deposit additional amounts into operating and interest reserve accounts. The Company anticipates that the initial six month extension will require a deposit of approximately $50 million into reserve accounts, which amount will need to be obtained through additional debt or equity financing. The second six month extension will likely require the Company to obtain additional debt or equity financing. Interest rates on the loan are at LIBOR plus applicable margins ranging from 150 basis points on the $250 million tranche; 400 basis points on the $30 million tranche; and 900 basis points on the $195 million tranche; the effective interest rates on each tranche at December 31, 2007 were 6.5%, 9.0% and 14.0%, respectively. The Credit Suisse Notes are secured by a first and second lien security interest in substantially all of the Company’s assets, including the Park Central site. The Credit Suisse Notes contain certain financial and other covenants. The Company is in compliance with all covenants.
     On June 1, 2007, the Company obtained a $23 million loan from an affiliate of Credit Suisse (the “Riv Loan”), the proceeds of which were used to fund the Riviera transactions. Mr. Sillerman has personally guaranteed the $23 million loan to the Company. As amended in December 2007 and February 2008, the Riv Loan matures on the earlier of: (i) March 15, 2008; (ii) the date on which the Company closes on an acquisition of Riviera Holdings Corporation; or (iii) the date that the Company elects not to pursue the acquisition of Riviera Holdings Corporation. The Company is also required to make mandatory pre-payments under the Riv Loan out of certain proceeds from equity transactions as defined in the loan agreement. The Riv Loan bears interest at a rate of LIBOR plus 250 basis points. The interest rate on the Riv Loan at December 31, 2007 was 7.625%. Pursuant to the terms of the Riv Loan, the Company was required to deposit $1.0 million into a segregated interest reserve account at closing. Upon signing the amendment in December 2007, the Company was required to deposit an additional $0.4 million in the segregated interest reserve account. At December 31, 2007, the Company had $0.6 million on deposit in the interest reserve account. This amount has been included in restricted cash on the accompanying consolidated balance sheet.
     On September 26, 2007, the Company obtained a $7.7 million margin loan from Bear Stearns, which, along with the CKX loan (see note 6), was used to fund the exercise of the Riv Option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The Bear Stearns margin loan requires maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. The effective interest rate on the margin loan at December 31, 2007 was 5.87%.
     Predecessor
     Metroflag’s (as Predecessor) outstanding debt at December 31, 2006 included a $285 million floating rate mortgage loan to Barclay’s Capital Real Estate, Inc. The loan had a maximum principal amount of up to $300 million at 3.85% above LIBOR, payable in monthly installments for interest only until the original maturity date of January 9, 2007. Metroflag also had a $10 million floating rate mortgage loan to Barclays Capital Real Estate, Inc. The loan had a maximum principal of up to $10 million at 3.85% above LIBOR, payable in monthly installments for interest only until the original maturity date of January 9, 2007. The Barclays notes were secured by a first lien security interest in substantially all of Metroflag’s assets, including the Park Central site.
     On May 11, 2007, Metroflag refinanced substantially all of their mortgage notes and other long-term obligations with two notes totaling $370 million from Credit Suisse Securities USA, LLC. The maturity date of these notes were May 11, 2008, with two six-month extension options subject to payment of a fee and the Company’s compliance with the terms of an extension outlines in the loan documents. The loans required that the Company establish and maintain certain reserves including a reserve for payment of fixed expenses, a reserve for interest, a reserve for “predevelopment costs” as defined and budgeted for in the loan documents, a reserve for litigation and a reserve for “working capital.”
     As a result of these repayments, the Company recorded a loss on early retirement of debt of approximately $3.5 million for the period from January 1, 2007 through May 10, 2007 to reflect the prepayment penalties and fees.
6. Related Party Debt
     On June 1, 2007, the Company signed a promissory note with Flag for $7.5 million which was to reimburse Flag for a non-refundable deposit made by Flag in May 2007 as part of the agreement to purchase the 50% interest in Metroflag that it did not already own. The note was scheduled to mature on March 31, 2008 and accrued interest at the rate of 12% per annum payable at maturity. This note was repaid on July 9, 2007.
     On June 1, 2007, the Company signed a second promissory note with Flag for $1.0 million, representing amounts owed Flag related to funding for the Riv Option. The note bears interest at 5% per annum through December 31, 2007 and 10% from January 1, 2008 through March 31, 2008, the maturity date of the note. The Company discounted the note to fair value and records interest expense accordingly. The note is included in related party debt in the accompanying balance sheets as of December 31, 2007.
     On September 26, 2007, the Company entered into a Line of Credit Agreement with CKX pursuant to which CKX agreed to loan up to $7.0 million to the Company, $6.0 million of which was drawn down on September 26, 2007 and is evidenced by a promissory note dated September 26, 2007. The proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to fund the exercise of the Riviera Option. The loan bears interest at LIBOR plus 600 basis points and is payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. Messrs. Sillerman, Kanavos and Torino, severally but not jointly, have secured the loan by pledging, pro rata, an aggregate of 972,762 shares of our common stock. The interest rate on the loan at December 31, 2007 was 10.86%.
7. License Agreements with Related Parties
Elvis Presley License Agreement
     Grant of Rights
     Simultaneous with CKX’s investment in FXLR, EPE entered into a worldwide exclusive license agreement with FXLR granting FXLR the right to use Elvis Presley-related intellectual property in connection with designing, constructing, operating and promoting Elvis Presley-themed real estate and attraction-based properties, including Elvis Presley-themed hotels, casinos, theme parks, lounges and clubs (subject to certain restrictions). The license also grants FXLR the non-exclusive right to use Elvis Presley-related intellectual property in connection with designing, constructing, operating and promoting Elvis Presley-themed restaurants. Under the terms of the license agreement, FXLR has the right to manufacture and sell merchandise on location at each Elvis Presley property, but EPE will have final approval over all types and categories of merchandise that may be sold by FXLR. If FXLR has not opened an Elvis Presley-themed restaurant, theme park and/or lounge within 10 years, then the rights for the category not exploited by FXLR revert to EPE. The effective date of the license agreement is June 1, 2007.
     Hotel at Graceland
     Under the terms of the license agreement, FXLR is given the option to construct and operate one or more of the hotels to be developed as part of EPE’s plan to grow the Graceland experience in Memphis, Tennessee, which plans include building an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel.
     Royalty Payments and Minimum Guarantees
     FXLR will pay to EPE an amount equal to 3% of gross revenues generated at any Elvis Presley property (as defined in the license agreement) and 10% of gross revenues with respect to the sale of merchandise. In addition, FXLR will pay EPE a set dollar amount per square foot of casino floor space at each Elvis Presley property where percentage royalties are not paid on gambling revenues.
     Under the terms of the license agreement with EPE, FXLR is required to pay a guaranteed annual minimum royalty payment (against royalties payable for the year in question) of $9 million in each of 2007, 2008, and 2009, $18 million in each of 2010, 2011, and 2012, $22 million in each of 2013, 2014, 2015 and 2016, and increasing by 5% for each year thereafter. The initial payment (for 2007) under the license agreement, as amended, will be due on the earlier of the completion of the rights offering described elsewhere herein, or April 1, 2008, provided that if the initial payment is made after December 1, 2007, it shall bear interest at the then current prime rate as quoted in The Wall Street Journal plus 3% per annum between December 1, 2007 and December 31, 2007, plus 3.5% per annum from January 1, 2008 through January 31, 2008, plus 4.0% from February 1, 2008 through February 29, 2008, and plus 4.5% from and after March 1, 2008.
     Any time prior to the eighth anniversary of the opening of the first Elvis Presley themed hotel, FXLR has the right to buy out all remaining royalty payment obligations due to EPE under the license agreement by paying $450 million to EPE. FXLR would be required to buy out royalty payments due to MAE under its license agreement with MAE at the same time that it exercises its buyout right under the EPE license agreement.
     Termination Rights

     Unless FXLR exercises its buy-out right, either FXLR or EPE will have the right to terminate the license upon the date that is the later of (i) June 1, 2017, or (ii) the date on which FXLR’s buyout right expires, which is the eighth anniversary of the opening of the first Elvis Presley-themed hotel. Thereafter, either FXLR or EPE will again have the right to terminate the license on each tenth anniversary of such date. In the event that FXLR exercises its termination right, then (a) the license agreement between FXLR and MAE will also terminate and (b) FXLR will pay to EPE a termination fee of $45 million. Upon any termination, the rights granted to FXLR (and the rights granted to any project company to develop an Elvis Presley-themed real estate property) will remain in effect with respect to all Elvis Presley-related real estate properties that are open or under construction at the time of such termination, provided that royalties, but no minimum guarantees, continue to be paid to EPE.
Muhammad Ali License Agreement
     Grant of Rights
     Simultaneous with the FXLR Investment, MAE entered into a worldwide exclusive license agreement with FXLR, granting MAE the right to use Muhammad Ali-related intellectual property in connection with designing, constructing, operating, and promoting Muhammad Ali-themed real estate and attractions based properties, including Muhammad Ali-themed hotels and retreat centers (subject to certain restrictions). Under the terms of the license agreement, FXLR has the right to manufacture and sell merchandise on location at each Muhammad Ali property, but MAE will have the final approval over all types and categories of merchandise that may be sold by FXLR. The effective date of the license agreement is June 1, 2007.
     Royalty Payments and Minimum Guarantees
     FXLR will pay to MAE an amount equal to 3% of gross revenues generated at any Muhammad Ali property (as defined in the license agreement) and 10% of gross revenues with respect to the sale of merchandise.
     Under the terms of the license agreement with MAE, FXLR is required to pay a guaranteed annual minimum royalty payment (against royalties payable for the year in question) of $1 million in each of 2007, 2008, and 2009, $2 million in each of 2010, 2011, and 2012, $3 million in each of 2013, 2014, 2015 and 2016 and increasing by 5% for each year thereafter. The initial payment (for 2007) under the license agreement, as amended, will be due on the earlier of the completion of the rights offering described elsewhere herein, or April 1, 2008, provided that if the initial payment is made after December 1, 2007, it shall bear interest at the then current prime rate as quoted in The Wall Street Journal plus 3% per annum between December 1, 2007 and December 31, 2007, plus 3.5% per annum from January 1, 2008 through January 31, 2008, plus 4.0% from February 1, 2008 through February 29, 2008, and plus 4.5% from and after March 1, 2008.
     Any time prior to the eighth anniversary of the opening of the first Elvis Presley themed hotel, FXLR has the right to buy-out all remaining royalty payment obligations due to MAE under the license agreement by paying MAE $50 million. FXLR would be required to buy-out royalty payments due to EPE under its license agreement with EPE at the same time that it exercises its buy-out right under the MAE license agreement.
     Termination Rights
     Unless FXLR exercise its buy-out right, either FXLR or MAE will have the right to terminate the license upon the date that is the later of (i) 10 years after the effective date of the license, or (ii) the date on which FXLR’s buy-out right expires. If such right is not exercised, either FLXR or MAE will again have the right to so terminate the license on each 10th anniversary of such date. In the event that FXLR exercises its termination right, then (x) the agreement between FXLR and EPE will also terminate and (y) FXLR will pay to MAE a termination fee of $5 million. Upon any termination, the rights granted to FXLR (including the rights granted by FXLR to any project company to develop a Muhammad Ali-themed real estate property) will remain in effect with respect to all Muhammad Ali-related real estate properties that are open or under construction at the time of such termination, provided that royalties continue to be paid to MAE.
     Accounting for Minimum Guaranteed License Payments

     FXLR is accounting for the 2007 minimum guaranteed license payments under the EPE and MAE License Agreements ratably over the period of the benefit. Accordingly FXLR included $10.0 million of license expense in the accompanying consolidated statement of operations for the period from May 11, 2007 through December 31, 2007.
8. Acquired Lease Intangibles
     The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The intangible assets related to above-market leases and in-place leases have a remaining weighted average amortization period of approximately 23.0 years and 23.4 years, respectively. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues for the period from May 11, 2007 through December 31, 2007, the period from January 1, 2007 through May 10, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor) was less than $0.1 million, $0.1 million, $0.3 million and $0.2 million, respectively. Acquired lease intangibles liabilities, included in the accompanying balance sheets in other current liabilities, are related to below-market leases under which the Company is the lessor. The remaining weighted-average amortization period is approximately 4.6 years.
     Acquired lease intangibles consist of the following (in thousands):

		Predecessor
	December 31, 2007	December 31, 2006
Assets
Above-market leases	$582	$582
In-place leases	1,320	1,319
Accumulated amortization	(680)	(531)

Net	$1,222	$1,370

Liabilities
Below-market leases	$111	$111
Accumulated accretion	(72)	(53)

Net	$39	$58

     The estimated aggregate amortization and accretion amounts from acquired lease intangibles for each of the next five years are as follows:

	Amortization	Minimum
	Expense	Rent
	(in thousands)
Years Ending December 31,
2008	$148	$20
2009	73	13
2010	57	5
2011	52	1
2012	50	—
9. Derivative Financial Instruments
     Pursuant to the terms specified in the Credit Suisse Notes (as described in note 5), the Company entered into interest rate cap agreements (the “Cap Agreements”) with Credit Suisse with notional amounts totaling $475 million. The Cap Agreements are tied to the Credit Suisse Notes and converts a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lender to protect the lender against the fluctuating market interest rate. The Cap Agreements were not designated as cash flow hedges under SFAS No. 133 and as such the change in fair value is recorded as adjustments to interest expense. The changes in fair value of the Cap Agreements for the periods from May 11, 2007 through December 31, 2007 and January 1, 2007 through May 10, 2007 (Predecessor) were decreases of approximately $0.4 million and $0.3 million, respectively. In 2006 and 2005, Metroflag had similar agreements in place with Barclays (see note 5). The changes in fair value of the Cap Agreements for the years ended December 31, 2006 and 2005 (Predecessor) was a decrease of approximately $1.4 million and an increase of approximately $1.8 million, respectively. The Cap Agreements expire on July 6, 2008.
10. Commitments and Contingencies
     Operating Leases

     The Company’s properties are leased to tenants under operating leases with expiration dates extending to the year 2045. In late 2007, the Company adjusted its development plans to accelerate the phasing of construction for the Park Central site and hired a new architectural firm. As of December 31, 2007, all but one of the Company’s properties are classified as incidental operations and the Company is depreciating its properties through the end of 2008. The Company expects to incur additional costs related to lease buyouts in conjunction with the new development plan. Therefore, the future minimum rents under non-cancelable operating leases as of December 31, 2007 (excluding reimbursements of operating expenses and excluding additional contingent rentals based on tenants’ sales volume) have only been included for 2008 except for the property that is not classified as incidental operations:

(in thousands)
Years Ending December 31,
2008	$7,586
2009	1,758
2010	1,754
2011	1,709
2012	1,690
Thereafter	45,680

Total	$60,177

     As of December 31, 2007, the Company is not a party to non-cancellable long-term operating leases where the Company is the lessee.
Employment Agreements
     The Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments in the event of specified terminations of employment. Expected payments under employment contracts are as follows:

(in thousands)
Year Ending December 31,
2008	$3,900
2009	3,754
2010	3,941
2011	3,617
2012	3,798
Thereafter	—

$19,010

11. Stockholders’ Equity
     As of December 31, 2007, there were 39,290,247 shares of common stock issued and outstanding. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. As of December 31, 2006, the Metroflag entities were limited liability companies.
     As of December 31, 2007, there were no shares of preferred stock issued and outstanding. The Company’s Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.
12. Share-Based Payments
     Equity Incentive Plan
     Our 2007 Long-Term Incentive Compensation Plan (the “2007 Plan”) was adopted by the Board of Directors in December 2007 and will be presented to our stockholders for approval at our 2008 annual meeting of stockholders, which is expected to be held in September 2008. The approval of the 2007 Plan at the 2008 annual meeting of stockholders is perfunctory as of December 31, 2007 based upon the fact that management and members of the

Board of Directors control enough votes to approve the 2007 Plan. Under the 2007 Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares is 3 million. No one participant may receive awards for more than 1,000,000 shares of common stock under the plan. As of December 31, 2007, no awards have been granted under this plan.
     Executive Equity Incentive Plan
     In December 2007, the Company’s 2007 Executive Equity Incentive Plan (the “2007 Executive Plan”) was adopted by the Board of Directors and will be presented to the Company’s stockholders for approval at the 2008 annual meeting of stockholders, which is expected to be held in September 2008. The approval of the 2007 Executive Plan at the 2008 annual meeting of stockholders is perfunctory as of December 31, 2007 based upon the fact that management and members of the Board of Directors control enough votes to approve the 2007 Executive Plan. Under the 2007 Executive Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares is 12.5 million.
     Stock Option Grants
     On December 31, 2007, in accordance with the terms of their employment agreements and under the terms of the 2007 Executive Plan, stock options were issued to Messrs. Kanavos, Torino and Nelson of 750,000, 400,000, and 400,000, respectively. The options were issued with a strike price of $20.00 per share.
     In accordance with the terms of Mr. Shier’s employment agreement, he was issued 1.5 million stock options on December 31, 2007 with a strike price of $10.00 per share. The options vest ratably over a two year period, with all such options becoming exercisable at the end of two years.
     The term of the options granted is 10 years.
     No compensation expense was recorded in 2007 because the options were granted on December 31, 2007 and corresponding expense was not material to the statement of operations.
     The fair value of the options granted was $1.60 per option for the 1.55 million options granted at the $20.00 strike price and $2.95 for the 1.5 million options granted at the $10.00 strike price. Fair value was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	3.74%
Volatility	39.0%
Weighted average expected life	6.13 years
Dividend yield	0.0%
     Total unrecognized compensation cost related to unvested stock options as of December 31, 2007 is $6.9 million. The expense will be recognized over a weighted average period of 6.13 years.
     The Company estimated the weighted average expected life of its stock option grants at the midpoint between the vesting dates and the end of the contractual term. This methodology is known as the simplified method and was used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
     The expected volatility is based on an analysis of comparable public companies operating in our industry.
13. Income Taxes
     The provision for income taxes consists of the following:

Period from May 11, 2007
through
December 31, 2007
(in thousands)
Current provision (benefit)
Federal	$—
State	—

—
Deferred provision (benefit)
Federal
State	—

—

Total income tax expense	$—

     Income tax expense as reported is different than income tax expense computed by applying the statutory federal rate of 35% for the period from May 11, 2007 through December 31, 2007. The specific differences are as follows:

Period from May 11, 2007
through
December 31, 2007
(in thousands)
Expense (benefit) at statutory federal rate	$(27,209)
Effect of state and local income taxes	—
Non-consolidated subsidiaries	2,609
Income/loss taxed directly to FXLR LLC’s historical partners	10,165
Other permanent differences	—
Valuation allowance	14,435

Income tax expense	$—

     Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

December 31,
2007
(in thousands)
Deferred income tax assets:
Fixed assets	$17,300
Deferred revenue	288
Bad debt	129
Net operating loss carryforwards	13,303
Marketable securities	861

Total deferred income tax assets, gross	31,881
Less: valuation allowance	(31,454)

Total deferred income tax assets, net	427
Deferred tax liabilities:
Total deferred income tax liabilities	(427)

Total deferred income tax assets (liabilities), net	$—

     The deferred tax assets at December 31, 2007 were reduced by a valuation allowance of $31.5 million. This valuation allowance was established since the Company has no history of earnings and anticipates incurring additional taxable losses until it completes one or more of its development projects.
     The Company has $13.3 million of net operating losses which expire in 2027. The Company has preliminarily concluded that it did not have an ownership change in 2007 as defined under Section 382 of the Internal Revenue Code; however, the Company has not yet finalized its analysis. Some or all of anticipated subsequent net operating losses could be subject to possible Section 382 limitations depending upon if future ownership changes occur.
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) upon the formation of FXRE on June 15, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company concluded that it has no uncertain tax positions since this is the Company’s first taxable year. Any potential uncertain tax positions relating to the partnerships that it acquired would accrue to the partnerships’ historic partners and not to FXRE. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2008.
     The Company will recognize interest and penalties related to any uncertain tax positions through income tax expense.
     There are no income tax audits currently in process with any taxing jurisdictions.
14. Litigation
     The Company is involved in litigation on a number of matters and is subject to certain claims which arose in the normal course of business, none of which, in the opinion of management, is expected to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

     In April 2007, FXLR, through its subsidiaries and affiliates (the “FXLR Parties”), commenced an action against Riviera Holdings Corporation and its directors in U.S. District Court in the District of Nevada seeking, among other things, that the District Court (a) declare that the three-year disqualification period set forth in the Nevada Revised Statutes 78.438 does not apply to the FXLR Parties or the merger proposals made by such parties with respect to Riviera Holdings Corporation and (b) declare that a voting limitation set forth in Riviera Holdings Corporation’s Second Restated Articles of Incorporation does not apply to the FXLR Parties or to the common stock that is the subject of the Riv Option. Riviera Holdings Corporation filed a counterclaim against the FXLR Parties in May 2007 seeking, among other things, that the District Court (a) declare that the FXLR Parties are, for purposes of the Nevada Revised Statutes, the beneficial owners of the stock that is the subject of the Riv Option; (b) declare that the three-year disqualification period set forth in the Nevada Revised Statutes 78.438 applies to such FXLR Parties; and (c) declare that a voting limitation in the Riviera’s Holdings Corporation’s Articles of Incorporation applies to the FXLR Parties and the common stock that is the subject of the Riv Option. On August 10, 2007, the District Court issued a summary judgment ruling from the bench. The District Court ruled that the three-year moratorium set forth in NRS 78.438 does not apply to the FXLR Parties. The District Court also ruled that the voting limitations set forth in the Riviera Holdings Corporation’s Second Restated Articles of Incorporation do not apply to the FXLR Parties. The District Court’s ruling was entered on August 22, 2007 and the time to appeal has expired.
     With respect to the Park Central site, there are two lawsuits presently pending from a former tenant who leased space located on Parcel 3. The Robinson Group, LLC sued our subsidiary, Metroflag Polo, LLC, which is now known as Metroflag BP, LLC, in 2004 for breach of contract, fraud and related matters based on an alleged breach of the lease agreement and subsequent settlement agreements. We counter-claimed for breach of the same lease agreement and settlement agreement. The parties finalized a settlement agreement which provided for a payment of $0.8 million by Metroflag Polo, LLC. The funds for that settlement were advanced from the pre-development escrow funds held by Credit Suisse under our Park Central loan. The expense for this settlement was recorded in the period from May 11, 2007 through December 31, 2007.
     In a related action in New York, two investors in The Robinson Group, LLC sued Metroflag BP and Paul Kanavos individually, alleging fraudulent inducement for them to invest in the Robinson Group and seeking damages. The New York court has dismissed all claims except for a claim based on a theory of negligent misrepresentation.
     A dispute is pending with an adjacent property owner, Hard Carbon, LLC, an affiliate of Marriott International Inc. Hard Carbon, the owner of the Grand Chateau parcel adjacent to the Park Central site on Harmon Avenue was required to construct a parking garage in several phases. Metroflag BP was required to pay for the construction of up to 202 parking spaces for use by another unrelated property owner and thereafter not have any responsibility for the spaces. Hard Carbon submitted contractor bids to Metroflag BP which were not approved by Metroflag BP, pursuant to a reciprocal easement agreement encumbering the property. Instead of invoking the arbitration provisions of the reciprocal easement agreement, Hard Carbon constructed the garage without getting the required Metroflag approval. Marriott, on behalf of Hard Carbon, is seeking reimbursement of approximately $7 million. In a related matter, Hard Carbon has asserted that we are responsible for sharing the costs of certain road widening work performed by Marriott off of Harmon Avenue, which work Marriott undertook without seeking Metroflag’s approval as required under the reciprocal easement agreement. Settlement discussions between the parties on both matters have resulted in a tentative settlement agreement which would require us to make an aggregate payment of $4.3 million, which was recorded by Metroflag BP in 2007 as capitalized development costs. $4.0 million has been placed in a segregated account for this purpose and is included in restricted cash on the Company’s December 31, 2007 balance sheet.
15. Related Party Transactions
     Shared Services Agreements
     The Company entered into a shared services agreement with CKX in 2007, pursuant to which employees of CKX, including members of senior management, provide services for us, and certain of our employees, including members of senior management, provide services for CKX. The services to be provided pursuant to the shared services agreement are expected to include management, legal, accounting and administrative.
     Charges under the agreement are made on a quarterly basis and will be determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives of the parties will meet to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties shall use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above.
     Each party shall promptly present the report prepared as described above to the independent members of its board of directors or a duly authorized committee of independent directors for their review as promptly as practicable. If the independent directors or committee for either party raise questions or issues with respect to the report, the parties shall cause their duly authorized representatives to meet promptly to address such questions or issues in good faith and, if appropriate, prepare a revised report. If the report is approved by the independent directors or committee of each party, then the net payment due as shown in the report shall be promptly paid.
     The term of the agreement runs until December 31, 2010, provided, however, that the term may be extended or earlier terminated by the mutual written agreement of the parties, or may be earlier terminated upon 90 days written notice by either party in the event that a majority of the independent members of such party’s board of directors determine that the terms and/or provisions of this agreement are not in all material respects fair and consistent with the standards reasonably expected to apply in arms-length agreements between affiliated parties; provided further, however, that in any event either party may terminate the agreement in its sole discretion upon 180 days prior written notice to the other party.
     For the period May 11, 2007 through December 31, 2007, CKX billed FXRE $1.0 million for professional services, consisting primarily of accounting and legal services.
     Additionally, Flag billed FXRE $0.9 million for the period May 11, 2007 through December 31, 2007 for professional services, consisting primarily of accounting and legal services incurred, provided by Flag on behalf of FXRE.
     Preferred Priority Distribution
     Flag retains a $45 million preferred priority distribution right in FXLR, which amount will be payable upon the consummation of certain predefined capital transactions, including the payment of $30 million from the proceeds of the rights offering and, if applicable, under the related investment agreements described in Note 2. From and after November 1, 2007, Flag is entitled to receive an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Mr. Sillerman will be entitled to receive his pro rata participation of the $45 million preferred priority distribution right held by Flag, when paid by FXLR, based on his ownership interest in Flag.
16. Quarterly Financial Information (unaudited)
     In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals considered nessary for a fair presentation have been included on a quarterly basis.
Period May 11, 2007 (inception) through December 31, 2007
Amounts in thousands, except share information

	May 11, 2007 through	Quarter Ended	Quarter Ended
	June 30, 2007	September 30, 2007	December 31, 2007	Total

Revenue	$—	$1,346	$1,724	$3,070
Operating expenses (excluding depreciation and amortization)	1,838	7,824	20,354	30,016
Depreciation and amortization	—	86	30	116
Operating loss	(1,838)	(6,564)	(18,660)	(27,062)
Interest income (expense), net	189	(15,520)	(15,326)	(30,657)
Other expense	(377)	(5,981)	—	(6,358)
Equity in earnings (loss) of affiliate	(4,455)	(514)	—	(4,969)
Minority interest	244	335	101	680
Loss from incidental operations	—	(5,113)	(4,260)	(9,373)
Net loss	(6,237)	(33,357)	(38,145)	(77,739)
Basic and diluted loss per common share	$(0.16)	$(0.85)	$(0.97)	$(1.98)
Average number of common shares outstanding(a)	39,290,247	39,290,247	39,290,247	39,290,247

(a)	Average number of common shares outstanding for the interim periods reflects the actual shares outstanding at December 31, 2007 and reflects the reclassification of the Company’s common stock on November 29, 2007.
17. Subsequent Events (unaudited)
     On January 3, 2008, the Company sold 500,000 shares of common stock to Barry Shier, its Chief Operating Officer, for $2.6 million.
     On January 10, 2008, FXRE became a publicly traded company as a result of the completion of the distribution of 19,743,349 shares of common stock to CKX’s stockholders.
     In the first quarter of 2008, a termination event under the Repurchase Agreement (see Note 2) was deemed to have occurred as the average closing price of the common stock of FXRE for the consecutive 30-day period following the date of the CKX Distribution (January 10, 2008) exceeded a price per share that attributes an aggregate value to the Purchased Securities of greater than $100 million. Accordingly, the Repurchase Agreement has terminated and is no longer in effect.
     On February 4, 2008, the Company filed a registration statement with the Securities and Exchange Commission with respect to a rights offering and, on January 9, 2008, the Company entered into certain related investment agreements, as more fully described in note 2.

      Conditional Option Agreement with 19X
     On February 28, 2008, the Company entered into an Option Agreement with 19X, Inc. pursuant to which, in consideration for annual option payments as described below, the Company will have the right to acquire an 85% interest in the Elvis Presley business currently owned and operated by CKX, Inc. through its Elvis Presley Enterprises subsidiaries (“EPE”) at an escalating price over time as set forth below. Because 19X will only own those rights upon consummation of its pending acquisition of CKX, the effectiveness of the Option Agreement is conditioned upon the closing of 19X’s acquisition of CKX. In the event that the merger agreement between 19X and CKX is terminated without consummation or the merger fails to close for any reason, the proposed Option Agreement with 19X will also terminate and thereafter have no force and effect.
     Upon effectiveness of the proposed Option Agreement, and in consideration for annual option payments described below, we would have the right (but not the obligation) to acquire the 85%-interest in the Elvis Presley business (the “Presley Interests”), structured as follows:
•	Beginning on the date of the closing of 19X’s acquisition of CKX and for the ensuing 48 months, the Company will have the right to acquire the Presley Interests for $650 million.

•	Beginning 48 months following the date of the closing of 19X’s acquisition of CKX and for the ensuing six month period, the Company will have the right to acquire the Presley Interests for $700 million.

•	Beginning 54 months following the date of the closing of 19X’s acquisition of CKX and for the ensuing six month period, the Company will have the right to acquire the Presley Interests for $750 million

•	Beginning 60 months following the date of the closing of 19X’s acquisition of CKX and for the ensuing six month period, the Company will have the right to acquire the Presley Interests for $800 million

•	Beginning 66 months following the date of the closing of 19X’s acquisition of CKX and for the ensuing six month period, the Company will have the right to acquire the Presley Interests for $850 million
     If, as of the calendar month immediately preceding the sixth anniversary of the date of the closing of 19X’s acquisition of CKX, EPE has not achieved certain financial thresholds, the Company will have the right to extend the deadline to exercise its right to acquire the Presley Interests by twelve (12) months. If, as of the calendar month immediately preceding the seventh anniversary of the date of closing of 19X’s acquisition of CKX, EPE has still not achieved the financial thresholds, the Company will have the right to extend the deadline to exercise its right to acquire the Presley Interests for an additional six (6) months.
     If, at the end of such six month extension period, EPE has still not achieved the financial thresholds, the Company will have the right to either (i) reduce the purchase price for the acquisition by $50 million and proceed with the acquisition, or (ii) elect not to proceed with the acquisition.
     The total amount of the option payment shall be $105 million payable over five years, with each annual payment set forth below payable in four equal cash installments (except as described below) per year:
•	Year one annual payment- $15 million.

•	Year two annual payment — $15 million.

•	Year three annual payment — $20 million.

•	Year four annual payment — $25 million.

•	Year five annual payment — $30 million.
     The first installment for year one’s annual payment will become due and payable on the later of (i) the closing of 19X’s acquisition of CKX, and (ii) August 15, 2008. The date on which such first installment is paid is referred to as the “Initial Installment Date.” The three remaining installments for year one’s annual payment will be due on the 90th, 180th and 270th day after the Initial Installment Date. For each subsequent annual payment for years two through five, the first installment will be due on the ensuing anniversary date of the Initial Installment Date and the three remaining installments will be due on the 90th, 180th and 270th day thereafter.
     Notwithstanding the foregoing, during each of the first two years, the Company can pay up to two installment payments in any twelve month period by delivery of an unsecured promissory note (rather than cash) which shall become due and payable on the earlier of (i) the closing of the acquisition of the Presley Interests, and (ii) the termination of the Option Agreement. The promissory notes shall bear interest at the rate of 10.5% per annum.
     Pursuant to the Option Agreement, subject to it becoming effective, 19X has made certain representations and warranties regarding the Presley Interests and the Elvis Presley business and has made certain covenants regarding the ownership of the Presley Interests and ownership and operation of the Elvis Presley business during the term of the Option Agreement. 19X is required, upon the Company’s request, to annually reaffirm these representations and warranties and covenants to the Company. Subject to certain limitations, 19X has agreed to indemnify the Company for breach of such representations and warranties and covenants. In limited and specified circumstances, the Company’s obligation to make annual option payments shall cease and 19X shall be obligated to refund certain prior payments.
     The Option Agreement also provides that the Company undertake an expanded role in the overall development of EPE’s Graceland master plan. The parties have agreed to reasonably cooperate with one another in good faith to prepare a master plan for the development of the Graceland site, with each party bearing 50% of the costs associated with preparation of the master plan provided, that 19X shall be reimbursed costs in excess of $2.5 million by the Company at the first to occur of (i) the Company terminates its involvement in the master plan process, (ii) the Company exercises the right to acquire the Presley Interests, or (iii) the Company terminates the Option Agreement as a result of certain actions by 19X. In the event the parties cannot agree on the design for the master plan, then shall have the right to complete the development in its sole discretion, subject to the Company’s rights under its license agreement with EPE, provided, however, that the Company shall have the right to provide input into the development and be reasonably informed as to the status thereof, although all final decisions in respect thereof shall be made by 19X in its sole discretion.
      Conditional Amendment to Elvis Presley Enterprises License Agreement
     On February 28, 2008, the Company entered into an agreement with 19X to amend the License Agreement between the Company and EPE, which amendment shall only become effective upon the closing of 19X’s acquisition of CKX.
     If and when effective, the amendment to the License Agreement will provide that, if, by the date that is 7 1/2 years following the closing of 19X’s acquisition of CKX, EPE has not achieved certain financial projections, the Company shall be entitled to a reduction of $50 million against 85% of the payment amounts due under the License Agreement, with such reduction to occur ratably over the ensuing three year period provided, however, that if the Company has failed in its obligations to build any hotel to which it had previously committed under the definitive Graceland master redevelopment plan, then this reduction shall not apply.
     The amendment to the License Agreement also provides that the Company may lose its right to construct hotel(s) as part of the Graceland master redevelopment plan (i) in the event the Company approves a master plan (as contemplated under the Option Agreement with 19X) but subsequently fails to deliver a notice within ten (10) days of such approval of its intent to proceed with the hotels contemplated in the master plan or, (ii) in the alternative, if the Company fails to deliver its notice of intent to proceed in accordance with the definitive master plan within ninety (90) days of presentation of a master plan that 19X has agreed to undertake but which the Company has not approved.
     In March 2008, the Company commenced the rights offering described in note 2 above.
     On March 12, 2008, Mr. Sillerman exercised his rights received in the rights offering and purchased 3,037,265 shares of common stock pursuant to his investment agreement described in note 2 above.
     On March 13, 2008, the Company used $23 million of the proceeds from this purchase to repay all amounts outstanding under the Riv loan described in note 5 above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Management’s Annual Report on Internal Control Over Financial Reporting
     This Annual Report on Form 10-K does not require a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly public companies.
     Although not required, the Company has identified, and Ernst & Young, our independent registered public accounting firm, communicated certain material weaknesses in internal controls. At December 31, 2007, there are material weaknesses in internal control over financial reporting, including internal controls over accrual accounting, accounting for bad debts, leases, acquisitions of intangible assets, derivative financial instruments and contingencies.
     As of December 31, 2008, Section 404 will require us to assess and attest to the effectiveness of our internal control over financial reporting and will require our independent registered public accounting firm to attest as to the effectiveness of our internal control over financial reporting.
     Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2007. Based on this evaluation, the chief executive officer and chief financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.
     Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item will be contained in our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2007 and is incorporated herein by reference.
     The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all our employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code of conduct and ethics is posted on our website located at www.fxree.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item will be contained in our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item will be contained in our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item will be contained in our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this Item will be contained in our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a) List of Documents filed as part of this Report:
      (1) Financial Statements
     See Table of Contents to Financial Statements at page 54.
     (2) Financial Statement Schedule
     Schedule II—Valuation and Qualifying Accounts for the period from May 11, 2007 through December 31, 2007.

Financial Statement Schedule
SCHEDULE II
FX Real Estate and Entertainment Inc.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE PERIOD FROM MAY 11, 2007 THROUGH DECEMBER 31, 2007
(DOLLARS IN THOUSANDS)

	Balance at	Additions Charged
	Beginning of	(Credited) to Costs	Additions Charged		Balance at
Description	Period	And Expenses	to Other Accounts	Deductions	End of Period
Allowance for doubtful accounts	$—	$387	$61	$(80)	$368
Deferred taxes valuation allowance	—	14,435	17,019	—	31,454

Total	$—	$14,822	$17,080	$(80)	$31,822

Exhibits
     The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2†	Amended and Restated By-Laws.

4.1	Specimen Common Stock Certificate.(1)

4.1	Subscription Form (including Rights Certificate) (7)

10.1	Membership Interest Purchase Agreement, dated as of June 1, 2007, by and among FX Luxury Realty, LLC, CKX, Inc. and Flag Luxury Properties, LLC.(2)

10.2	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of June 18, 2007, by and among FX Luxury Realty, LLC, CKX, Inc. and Flag Luxury Properties, LLC.(2)

10.3	Repurchase Agreement, dated as of June 1, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC, Robert F.X. Sillerman, Brett Torino and Paul C. Kanavos.(2)

10.4	Amendment to Repurchase Agreement, dated as of June 18, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC, Robert F.X. Sillerman, Brett Torino and Paul C. Kanavos.(2)

10.5	Fourth Amended and Restated Limited Liability Company Operating Agreement of FX Luxury Realty, LLC, dated as of March 3, 2008.(7)

10.6	Amended and Restated Credit Agreement, Senior Secured Term Loan Facility (First Lien), dated as of July 6, 2007, among BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Credit Suisse, Cayman Islands Branch and Credit Suisse Securities (USA) LLC.(2)

10.7	Amended and Restated Credit Agreement, Senior Secured Term Loan Facility (Second Lien), dated as of July 6, 2007, among BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Credit Suisse, Cayman Islands Branch and Credit Suisse Securities (USA) LLC.(2)

10.8	License Agreement, dated as of June 1, 2007, between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC.(2)

10.9	License Agreement, dated as of June 1, 2007, between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC.(2)

10.10	Promissory Note, dated June 1, 2007, between FX Luxury Realty, LLC, as Payor, and Column

Exhibit
Number	Description

Financial, Inc., as Payee.(2)

10.11	Guaranty, dated as of June 1, 2007, by Robert F.X. Sillerman for the benefit of Column Financial, Inc.(2)

10.12	Employment Agreement between the registrant and Mitchell J. Nelson, dated as of December 31, 2007. (6)

10.13	Employment Agreement between the registrant and Paul C. Kanavos, dated as of December 31, 2007.(6)

10.14	Employment Agreement between the registrant and Thomas P. Benson, dated as of January 10, 2008. (6)

10.15	Employment Agreement between the registrant and Brett Torino, dated as of December 31, 2007. (6)

10.16	Form of Waiver of Rights, dated June 1, 2007.(2)

10.17	Form of Lock-Up Agreement, dated June 1, 2007.(2)

10.18	Promissory Note, dated June 1, 2007, between FX Luxury Realty, as Payor, and Flag Luxury Properties, as Payee.(3)

10.19	Contribution and Exchange Agreement, dated as of September 26, 2007, between FX Real Estate and Entertainment Inc., CKX, Inc., Flag Luxury Properties, LLC, Richard G. Cushing, as Trustee of CKX FXLR Stockholder Distribution Trust I and CKX FXLR Stockholder Distribution Trust II, and FX Luxury Realty, LLC.(2)

10.20	Stock Purchase Agreement, dated as of September 26, 2007, by and among FX Real Estate and Entertainment Inc., CKX, Inc. and Flag Luxury Properties, LLC.(2)

10.21	Amendment No. 2 to Membership Interest Purchase Agreement, dated as of September 27, 2007, by and among FX Luxury, LLC, CKX, Inc., Flag Luxury Properties, LLC and FX Real Estate and Entertainment Inc.(2)

10.22	Amendment No. 2 to Repurchase Agreement, dated as of September 27, 2007, by and among FX Luxury, LLC, CKX, Inc., Flag Luxury Properties, LLC and FX Real Estate and Entertainment Inc.(2)

10.23	Line of Credit Agreement, dated as of September 26, 2007, between CKX, Inc. and FX Real Estate and Entertainment Inc.(2)

10.24	Pledge Agreement, dated as of September 26, 2007, by and among CKX, Inc., Flag Luxury Properties, LLC and FX Real Estate and Entertainment Inc.(2)

10.25	Promissory Note, dated September 26, 2007, between CKX, Inc. and FX Real Estate and Entertainment Inc.(2)

10.26	CKX FXLR Stockholder Distribution Trust I Agreement, by and between CKX, Inc. and Richard G. Cushing, as Trustee acting on behalf and for the benefit of certain future CKX Beneficiaries, dated as of June 18, 2007.(3)

10.27	CKX FXLR Stockholder Distribution Trust II Agreement, by and between CKX, Inc. and Richard G. Cushing, as Trustee acting on behalf and for the benefit of certain future CKX Stockholders, dated as of June 18, 2007.(3)

10.28	CKX FXLR Stockholder Distribution Trust III Agreement, by and between CKX, Inc. and Richard G. Cushing, as Trustee acting on behalf and for the benefit of certain future CKX Stockholders, dated as of September 27, 2007.(3)

10.29	Promissory Note, dated June 1, 2007, between FX Luxury Realty, as Payor, and Flag Luxury Properties, as Payee.(3)

10.30	Employment Agreement between the registrant and Barry Shier, dated as of December 31, 2007.(4)

10.31	Stock Purchase Agreement by and between FX Real Estate and Entertainment Inc. and Barry A. Shier, dated as of January 3, 2008.(4)

10.32	Employment Agreement by and between the registrant and Robert F.X. Sillerman, dated as of January 7, 2008.(4)

10.33	Shared Services Agreement by and between CKX, Inc. and the registrant.(1)

10.34	Investment Agreement by and between the registrant and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., dated as of January 9, 2008.(5)

10.35	Investment Agreement by and between the registrant and Robert F.X. Sillerman, dated as of January 9, 2008.(5)

10.36†	2007 Long-Term Incentive Compensation Plan

10.37†	2007 Executive Equity Incentive Plan

10.38	Call Agreement, dated as of March 3, 2008, by and between 19X, Inc. and the registrant (7)

10.39	Letter Agreement, dated March 3, 2008, by and between 19X, Inc. and the registrant and Form of Amendment No. 2 to License Agreement by and between Elvis Presley Enterprises, Inc. and FX

Exhibit
Number	Description

Luxury Realty, LLC (7)

10.40†	Amendment No. 1 to License Agreement, dated as of November 16, 2007, between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC

10.41†	Amendment No. 1 to License Agreement, dated as of November 16, 2007, between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC

14.1†	Code of Ethics

21.1†	List of Subsidiaries

31.1†	Certification of Principal Executive Officer.

31.2†	Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer

32.2†	Section 1350 Certification of Principal Financial Officer

†	Filed herewith

(1)	Incorporated by reference to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on December 6, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on October 9, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on November 13, 2007.

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 9, 2008.

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 10, 2008

(6)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on February 4, 2008

(7)	Incorporated by reference to Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on March 3, 2008
     Each management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 is listed in exhibits 10.12, 10.13. 10.14, 10.15, 10.30, 10.32, 10.36 and 10.37.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.
FX Real Estate and Entertainment Inc.

By:	/s/ ROBERT F.X. SILLERMAN	March 24, 2008

Robert F.X. Sillerman
Chief Executive Officer and Chairman of the Board

By:	/s/ THOMAS P. BENSON	March 24, 2008

Thomas P. Benson
Chief Financial Officer, Executive Vice President and Treasurer
POWER OF ATTORNEY
     Each person whose signature appears below hereby constitutes and appoints Robert F.X. Sillerman and Thomas P. Benson and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ ROBERT F.X. SILLERMAN	March 24, 2008

Robert F.X. Sillerman, Chairman of the Board

By:	/s/ PAUL C. KANAVOS	March 24, 2008

Paul C. Kanavos, Director

By:	/s/ BARRY A. SHIER	March 24, 2008

Barry A. Shier, Director

By:	/s/ THOMAS P. BENSON	March 24, 2008

Thomas P. Benson, Director

By:	/s/ DAVID M. LEDY	March 24, 2008

David M. Ledy, Director

By:	/s/ HARVEY SILVERMAN	March 24, 2008

Harvey Silverman, Director

INDEX TO EXHIBITS
     The documents set forth below are filed herewith.

Exhibit
Number	Description

3.2	Amended and Restated By-Laws

10.36	2007 Long-Term Incentive Compensation Plan

10.37	2007 Executive Equity Incentive Plan

10.40	Amendment No. 1 to License Agreement, dated as of November 16, 2007, between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC

10.41	Amendment No. 1 to License Agreement, dated as of November 16, 2007, between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC

14.1	Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer