Form 10-K/A
period 2007-12-31
FX Real Estate & Entertainment Inc.
filed 2008-04-29
CIK 1410402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33902

FX Real Estate and Entertainment Inc.
(Exact name of Registrant as specified in its charter)

Delaware	36-4612924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

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

As of April 25, 2008, there were 44,692,809 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FX Real Estate and Entertainment Inc.

EXPLANATORY NOTE

FX Real Estate and Entertainment Inc. is filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on March 24, 2008 (the “Original Report”), solely to amend and restate Item 5 of Part II, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original Report. This Amended Report does not affect any other items in our Original Report. Filed as exhibits to this Amended Report are the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are omitted.

Except as otherwise expressly stated in the items contained in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report. The filing of this Amended Report shall not be deemed an admission that the Original Report when filed included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

In this Amended Report, the words “we,” “us,” “our,” “FXRE,” and the “Company” collectively refer to FX Real Estate and Entertainment Inc., and its consolidated subsidiaries, FX Luxury Realty, LLC, BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC. Some of the descriptive material in this Amended Report refers to the assets, liabilities, operations, results, activities or other attributes of the historical business conducted by FX Luxury Realty and its predecessors, including BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Metroflag Polo, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC and Metroflag Management, LLC, as if it had been conducted by us. We sometimes refer to these predecessor entities collectively herein as “Metroflag” or the “Metroflag entities.”

Form 10-K/A

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since January 10, 2008, our common stock, par value $.01 per share (the “Common Stock”) has been listed and traded on The NASDAQ Global Market® under the ticker symbol “FXRE.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

See the disclosure regarding securities authorized for issuance under our equity compensation plans that is included below under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

On November 29, 2007, we reclassified our Common Stock on a basis of 194,515.758 shares of Common Stock for each share of Common Stock then outstanding. All sales of shares of Common Stock described below which occurred prior to November 29, 2007 are adjusted to give share numbers on a post-reclassification basis.

On June 18, 2007, we issued 194,516 shares of Common Stock to CKX. CKX then transferred and assigned to Distribution Trust II all such shares of Common Stock to hold on behalf of CKX’s stockholders until the completion of the CKX Distribution. On September 26, 2007, CKX, Distribution I and Flag Luxury Properties exchanged all of their common membership interests in FX Luxury Realty for 38,706,699 shares of our Common Stock in connection with completing the reorganization.

On September 26, 2007, we sold 291,774 shares of Common Stock to CKX for $1.5 million and 97,258 shares of Common Stock to Flag Luxury Properties for $0.5 million.

On January 3, 2008, we sold 500,000 shares of Common Stock to Barry Shier, our Chief Operating Officer, for $2.57 million.

On January 9, 2008, we entered into investment agreements with The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (collectively, “Huff”) and Mr. Sillerman whereby they have agreed to purchase shares of Common Stock that are not sold in the rights offering. Pursuant to these investment agreements, as amended, Huff is obligated, at the option of the Company, to purchase (i) the first $15 million of shares (1.5 million shares at $10 per share) of Common Stock that are not subscribed for in the rights offering less the aggregate purchase price paid by Huff for shares upon exercise of its own rights in the rights offering (the “Initial Tranche”), and (ii) 50% of any other unsubscribed shares of Common Stock, up to a total investment of $40 million; provided, however, Huff is not obligated to purchase any shares of Common Stock beyond the Initial Tranche in the event that Mr. Sillerman does not purchase an equal number of shares of Common Stock at the $10 price per share. Mr. Sillerman agreed to exercise all of his rights in the rights offering and purchase up to 50% of the shares of Common Stock that are not sold in the rights offering after Huff’s purchase of the Initial Tranche. On March 12, 2008, Mr. Sillerman exercised his rights and purchased 3,037,265 shares of Common Stock at a purchase price of $10.00 per share pursuant to his investment agreement.

No underwriters were used in the foregoing transactions. The sales were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of FX Real Estate and Entertainment Inc.

The Company’s board of directors is currently comprised of six members: Robert F.X. Sillerman (Chairman), Paul C. Kanavos, Barry A. Shier, Thomas P. Benson, David M. Ledy and Harvey Silverman. The size of our board will subsequently be increased to accommodate the expected appointment of the Independent Director Nominee(s) and the Huff designated director, each as more fully described below. Each director will hold office, in accordance with our certificate of incorporation and bylaws, for a term of one year or until his or her successor is duly elected and qualified at an annual meeting of our stockholders. Other than as described below, there are no voting agreements or other contractual arrangements relating to the election of the members of our board.

The following table lists the names, ages and positions of the persons who are our current directors, director nominees and executive officers as of April 25, 2008:

Name	Age	Position

Robert F.X. Sillerman	59	Chairman and Chief Executive Officer
Paul C. Kanavos	50	Director, President
Barry A. Shier	52	Director, Chief Operating Officer
Thomas P. Benson	45	Executive Vice President, Chief Financial Officer, Director
Brett Torino	49	Chairman - Las Vegas Division
Mitchell Nelson	60	Executive Vice President, General Counsel, Secretary
David M. Ledy	58	Director
Harvey Silverman	66	Director
Carl D. Harnick	73	Director Nominee

Robert F.X. Sillerman has served as Chairman of the board of directors and Chief Executive Officer since January 10, 2008. Mr. Sillerman has served as the Chief Executive Officer and Chairman of CKX since February 2005. Prior to that, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm, from August 2000 through February 2005. Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through the present. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc. from its formation in December 1997 through its sale to Clear Channel Communications in August 2000.

Paul C. Kanavos was elected a Director and appointed President on August 20, 2007. Mr. Kanavos is the Founder, Chairman and Chief Executive Officer of Flag Luxury Properties, LLC. Prior to founding Flag Luxury Properties, he worked for over 20 years at the head of Flag Management. Most recently he has developed Ritz-Carltons in South Beach, Coconut Grove and Jupiter as well as Temenos Anguilla. Mr. Kanavos’ early career experience includes a position at Chase Manhattan Bank, where he negotiated, structured and closed over $1 billion in loans.

Barry Shier was appointed Chief Operating Officer and elected a Director on December 31, 2007. From 1984 through May 2000, Mr. Shier served in various executive capacities for Mirage Resorts, Inc. and Golden Nugget, Inc., a subsidiary of Mirage Resorts. During his tenure, he was intimately involved in design development, marketing and operations for the parent company. Mr. Shier served as the Chairman and Chief Executive Officer for both Golden Nugget Las Vegas Corporation, and Beau Rivage Resort and Casino in Biloxi, Mississippi. He retired from Mirage Resorts, Inc in May 2000, upon the sale of the company to MGM. Since his retirement from Mirage Resorts in May 2000, Mr. Shier has focused his efforts on private investments, and has done select gaming and hotel industry consulting and lecturing, as well as various philanthropic activities.

Thomas P. Benson has served as a Director and Chief Financial Officer since January 10, 2008. Mr. Benson has served as the Executive Vice President, Chief Financial Officer and Treasurer of CKX since February 2005 and was a director of CKX from February 2005 through May 2006. Mr. Benson also serves as Executive Vice President and Chief Financial Officer of MJX Asset Management, and serves on the management advisory committee of FXM Asset Management. Mr. Benson has been with MJX since November 2003. Mr. Benson was Chief Financial Officer at FXM, Inc. from August 2000 until February 2005. Mr. Benson served as a Senior Vice President and Chief Financial Officer of SFX Entertainment from March 1999 to August 2000, and as the Vice President, Chief Financial Officer and a director of SFX Entertainment from December 1997.

Brett Torino has served as Chairman of our Las Vegas Division since December 31, 2007. Since 1999, Brett Torino has served as the Chief Executive Officer and President of Torino Companies, LLC, which was founded in 1976. Mr. Torino has led the development, construction and sale of commercial, residential and resort properties in California, Colorado. Nevada and Arizona. The Torino Companies consist of a group of wholly owned and geographically diverse affiliated companies best known for their attached housing, multi-family residential projects and commercial developments.

Mitchell Nelson has served as Executive Vice President and General Counsel since December 31, 2007. Mitchell J. Nelson has served as Senior Vice President of Corporate Affairs for Flag Luxury Properties, LLC since February, 2003. He has also served as President of Atlas Real Estate Funds, Inc., a private investment fund which invests in United States-based real estate securities, and as counsel to various law firms since 1994. Prior to that, he was a senior real estate partner at the law firm of Wien, Malkin & Bettex, with supervisory responsibility for various commercial properties. Mr. Nelson was a director of The Merchants Bank of New York and its holding company until its merger with, and remains on the Advisory Board of, Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City.

David M. Ledy was elected a director of the Company in October 2007. Since June 30, 2004, he has served as the Chief Operating Officer of U.S. Realty Advisors, LLC, or USRA. USRA is an equity investor in corporate real estate and provides real estate advisory services to a diverse base of clients, including public companies, financial institutions as well as major private developers and investors. Prior to that, Mr. Ledy served as Executive Vice President of USRA from April 15, 1991 to June 30, 2004. Prior to joining USRA in 1991, Mr. Ledy was a partner in the New York law firm of Shea & Gould where he was a member of the real estate department and chairman of the real estate workout group. Mr. Ledy was admitted to the United States District Court for the Southern District of New York in 1975 and the Courts of the State of New York in 1975.

Harvey Silverman was elected a director of the Company in October 2007. Mr. Silverman was a principal of Spear, Leeds & Kellogg, a major specialist firm on the New York Stock Exchange, for 39 years until its acquisition by Goldman Sachs & Co. in October of 2000. Since then, Mr. Silverman has been a private investor.

Independent Director Nominee

Carl D. Harnick currently serves as an independent director on the board of directors of CKX. Upon the closing of the CKX going private transaction, Mr. Harnick will resign from the Board of Directors of CKX and will be immediately appointed to serve as an Independent Director of our company. Upon his expected appointment to serve on the board, it is anticipated that Mr. Harnick will be appointed to serve as Chairman of our Audit Committee, a position that he currently holds with respect to the CKX board of directors. A complete biography for Mr. Harnick is set forth below.

Carl D. Harnick served as Vice President and Chief Financial Officer of Courtside Acquisition Corp from March 18, 2005 to July 2, 2007. Mr. Harnick was a partner with Ernst & Young and its predecessor for thirty years, retiring from the firm in September 1997. Since leaving Ernst & Young, Mr. Harnick has provided financial consulting services to various organizations, including Alpine Capital, a private investment firm, at various times since October 1997. He was a director of Platinum Entertainment, Inc., a recorded music company, from April 1998 through June 2000, Classic Communications, Inc., a cable television company, from January 2000 through January 2003, and Sport Supply Group, Inc., a direct mail marketer of sporting goods, from April 2003 through August

2004, and currently serves as a director and chairman of the audit committee of CKX. Mr. Harnick has been the Treasurer as well as a Trustee for Prep for Prep, a charitable organization, for more than fifteen years.

In addition to Mr. Harnick, we expect that one or more of the current independent directors for CKX will be appointed to our board of directors upon consummation of 19X’s acquisition of CKX. If the CKX going private transaction is not completed by January 10, 2009 or at all, we will, to the extent necessary to comply with The NASDAQ Global Market’s independence requirements, identify and appoint other individuals who qualify as “independent” to serve as directors.

The Huff Director

In addition to the shares of our Common Stock to be purchased by Huff pursuant to its investment agreement with us as described elsewhere herein, Huff will purchase one share of our special preferred stock for a purchase price of $1.00.

Under the terms of the to-be-created special preferred stock, Huff will be entitled to appoint one member to our board of directors. Huff will be entitled to appoint a member to our board of directors so long as it continues to beneficially own at least 20% of the shares of our Common Stock it acquired in (x) the CKX Distribution, (y) the rights offering and (z) under the investment agreement. Once Huff ceases to beneficially own 20% of these shares, we will have the right to convert the special preferred stock into one share of common stock. Under the terms of this special preferred stock, the Huff director designee shall have the right, subject to any restrictions of The NASDAQ Global Market or the Securities and Exchange Commission (the “SEC”), or applicable law, to be a member of, and the chairman of, any committee of the board of directors formed for the purpose of reviewing any “related party transaction” that is required to be disclosed pursuant to Section 404 of the Sarbanes Oxley Act of 2002 or any successor rule or regulation or any transaction, contract, agreement, understanding, loan, advance or guarantee with, or for the benefit of, any of our directors, officers or affiliates, including any such committee that may be formed pursuant to the applicable rules and regulations of the SEC or The NASDAQ Global Market. However, if the Huff director designee would not be deemed independent or disinterested with respect to a related party transaction and therefore would not satisfy The NASDAQ Global Market or other applicable requirements for serving on the special committee formed with respect thereto, the Huff director designee will not serve on the relevant special committee but will have the right to attend meetings of such special committee as an observer, subject to any restrictions of The NASDAQ Global Market or applicable law. Furthermore, in the event that the attendance at any meetings of any such special committee would raise confidentiality issues as between the parties to the transaction that, in the reasonable opinion of counsel to the relevant special committee, cannot be resolved by a confidentiality agreement, the Huff director designee shall be required to recuse himself from such meetings.

Bryan Bloom is expected to serve as the Huff director designee. He has served as counsel of W.R. Huff Asset Management Co., L.L.C. and its affiliates for the past thirteen years. Prior to being employed by Huff, he was a tax partner at the law firm of Shanley & Fisher, P.C. Mr. Bloom is a Trustee of the Adelphia Recovery Trust, and has served on the Board of Impsat Communications and numerous privately held companies. He has been an adjunct professor at the graduate tax program at the Fairleigh Dickenson University and authored and lectured for the American Institute of Certified Public Accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers, and persons who own more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and changes in ownership of our Common Stock. Such individuals are also required to furnish us with copies of all such ownership reports they file.

Because our Common Stock was not registered under Section 12 of the Exchange Act at any time during the year ended December 31, 2007, our directors and executive officers and greater than 10% stockholders were not subject to or required to file reports under Section 16 of the Exchange Act during 2007.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code is posted on our website located at www.fxree.com.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website at www.fxree.com.

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s board of directors must meet the criteria for independence required by The NASDAQ Stock Market® and that the Company shall at all times have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the board of directors shall have full and free access to officers and employees of the Company and require the board of directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines and the charters for these committees can be found on the Company’s website at www.fxree.com.

Board Committees

The following chart sets forth the current membership of each board committee during 2007. The board of directors reviews and determines the membership of the committees at least annually.

Committee	Members

Audit Committee	David M. Ledy (Chairman)
Harvey Silverman

Compensation Committee	David M. Ledy (Chairman)
Harvey Silverman

Nominating and Corporate Governance Committee	Harvey Silverman (Chairman)
David M. Ledy

Audit Committee

The Audit Committee is comprised of Messrs. Ledy and Silverman. Mr. Ledy is the Chairman of the Audit Committee. The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

All members of the Audit Committee are independent within the meaning of the rules and regulations of the SEC, the requirements of The NASDAQ Stock Market® and our Corporate Governance Guidelines. In addition, Mr. Ledy is qualified as an audit committee financial expert under the regulations of the SEC and has the accounting and related financial management expertise required by The NASDAQ Stock Market®.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

During the year ended December 31, 2007, we did not pay any compensation to our executive officers, Messrs. Kanavos, Shier, Nelson and Torino, other than the grant of stock options. On December 31, 2007, in accordance with the terms of their employment agreements and under the terms of our 2007 Executive Equity Incentive Plan, stock options were granted to Messrs. Kanavos, Shier, Nelson and Torino to purchase up to 750,000, 1,500,000, 400,000 and 400,000 shares of our common stock, respectively. The stock options granted to Messrs. Kanavos, Nelson and Torino vest ratably over a five year period from the date of grant and have an exercise price of $20.00 per share. The stock options granted to Mr. Shier vest ratably over a two year period from the date of grant, with all of these options becoming exercisable at the end of such two-year period, and have an exercise price of $10.00 per share. For purposes of the Securities and Exchange Commission’s executive compensation rules, none of these executive officers are deemed to have received any reportable cash compensation in 2007 from having been granted these stock options because we did not record any compensation expense for them in our audited consolidated financial statements for the year ended December 31, 2007 included elsewhere herein. We did not record any such compensation expense because these options were granted at year end and corresponding expense was not material to our statement of operations included in our consolidated financial statements.

Compensation Discussion and Analysis

We are newly formed and have only recently begun making payments to our executive officers pursuant to their employment agreements, as more fully described below under “— Employment Contracts.” Consequently, the consideration of our compensation programs to date has been limited.

We expect to more fully develop our compensation plans going forward by using a combination of data regarding historical pay, publicly available compensation data for public companies that are engaged in our industry, in related industries, or that possess size or other characteristics which are similar to ours, and data which may be obtained by a compensation consultant for us on public and private companies. We also expect to consider other factors, including but not limited to:

•	the individual’s background, training, education and experience;

•	the individual’s role with us and the compensation paid to individuals in similar roles in the companies we consider to have characteristics similar to ours;

•	the market demand for specific expertise possessed by the individual;

•	the goals and expectations for the individual’s position and his or her success in achieving these goals; and

•	a comparison of the individual’s pay to that of other individuals within the company with similar title, role, experience and capabilities.

Compensation Committee

We have a standing Compensation Committee comprised of Messrs. Ledy and Silverman. Mr. Ledy is the Chairman of the Compensation Committee. The Compensation Committee represents our Company in reviewing and approving the executive employment agreements with our Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Chairman-Las Vegas Division and General Counsel. The Compensation Committee also reviews management’s recommendations with respect to executive compensation and employee benefits and is authorized to act on behalf of the board of directors with respect thereto. The Compensation Committee also administers the Company’s stock option and incentive plans, including our 2007 Long-Term Incentive Compensation Plan and our 2007 Executive Equity Incentive Plan. All members of the Compensation Committee are independent within the meaning of the rules and regulations of the SEC, the requirements of the NASDAQ Stock Market® and our Corporate Governance Guidelines. The Compensation Committee’s charter can be found on the Company’s website at www.fxree.com.

Overview of Compensation Program

Because we are a recently formed company, we do not have a definitive compensation program in place. We expect that a key element of our philosophy on senior executive compensation will be to ensure that all elements of our compensation program work together to attract, motivate and retain the executive, managerial and professional talent needed to achieve our strategy, goals and objectives. Our company and the compensation committee are committed to the principles inherent in paying for performance and we expect that we will structure the compensation program to deliver rewards for exemplary performance and to withhold rewards and impose other consequences in the absence of such performance.

Components of Compensation for Named Executive Officers

The key elements of annual executive compensation are base salary, other than with respect to Mr. Sillerman, annual performance incentive awards and long-term incentive awards. In considering appropriate levels of annual and long-term incentive compensation, we take into account the extent to which existing incentives, including each executive’s existing stock ownership in us and the existence or lack of any vesting provisions or restrictions on resale with respect thereto, provide a sufficient degree of economic incentive to continue our success.

Base Salary

The compensation committee will annually review the base salaries of the chief executive officer and other named executive officers of our company. As described further below, Mr. Sillerman will not receive any base salary under his employment agreement. The agreement by Mr. Sillerman to request no salary is based on his, and the company’s, belief that, based on his involvement in the formation of the company and his interest in maximizing stockholder value, his compensation should be tied to generating stockholder returns through growth in value of our common stock. The salaries of the named executive officers, other than Mr. Sillerman, were set to reflect the nature and responsibility of each of their respective positions and to retain a management group with a proven track record. We believe that entering into employment agreements with our most senior executives helps ensure that our core group of managers will be available to us and our stockholders on a long-term basis. The employment agreements of Messrs. Kanavos, Torino, Benson, Nelson and Shier provide for a base salary that escalates annually by an amount not less than the greater of five percent or the rate of inflation. The base salary for each named executive officer may be raised in excess of this amount upon the recommendation and approval of the Compensation Committee. None of the named senior executives are guaranteed a bonus payment under the terms of his employment agreement. For a detailed description of the employment agreements see “— Employment Contracts” below.

Annual Incentives

While we believe that annual incentive compensation motivates executives to achieve exemplary results, no formal annual incentive compensation plan for our named executive officers has been adopted to date. In large part, this decision reflects the view, jointly held by management and the members of the compensation committee, that during the formative phase in our development, we should approach compensation cautiously.

Executive Equity Incentive Plan

Our 2007 Executive Equity Incentive Plan was adopted by our board of directors in December 2007 and will be presented to our stockholders for approval at our 2008 annual meeting of stockholders.

Administration.  Administration of the Executive Equity Plan is carried out by the Compensation Committee of the board of directors.

Maximum Shares and Award Limits.  Under the Executive Equity Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares is 12.5 million. These limitations, and the terms of outstanding awards, will be adjusted without the approval of our stockholders as the Compensation Committee determines is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar events.

Eligibility.  Our officers and employees, directors and other persons that provide consulting services to us and our subsidiaries are eligible to participate in the Executive Equity Plan.

Stock Options.  The Executive Equity Plan provides for the grant of options that are not intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. An option’s exercise price cannot be less than the common stock’s fair market value on the date the option is granted, and in the event a participant is deemed to be a 10% owner of our company or one of our subsidiaries, the exercise price of an incentive stock option cannot be less than 110% of the common stock’s fair market value on the date the option is granted. The Executive Equity Plan prohibits repricing of an outstanding option, and therefore, the Compensation Committee may not, without the consent of the stockholders, lower the exercise price of an outstanding option, except in the case of adjustments resulting from stock dividends, stock splits, reclassifications of stock or similar events. The maximum period in which an option may be exercised will be fixed by the Compensation Committee but cannot exceed ten years, and in the event a participant is deemed to be a 10% owner of our company or one of our corporate subsidiaries, the maximum period for an incentive stock option granted to such participant cannot exceed five years. Options generally will be nontransferable except in the event of the participant’s death but the Compensation Committee may allow the transfer of non-qualified stock options through a gift or domestic relations order to the participant’s family members.

Unless provided otherwise in a participant’s stock option agreement and subject to the maximum exercise period for the option, an option generally will cease to be exercisable upon the earlier of three months following the participant’s termination of service with us or certain of our affiliates or the expiration date under the terms of the participant’s stock option agreement, provided, however that the right to exercise an option will expire immediately upon termination for “cause” or a voluntary termination any time after an event that would be grounds for termination for cause. Upon death or disability, the option exercise period is extended to the earlier of one year from the participant’s termination of service or the expiration date under the terms of the participant’s stock option agreement.

Amendment and Termination.  No awards may be granted under the Executive Equity Plan after the tenth anniversary of its adoption by our stockholders. The board of directors may amend or terminate the Executive Equity Plan at any time, but no amendment will become effective without the approval of our stockholders if it increases the aggregate number of shares of common stock that may be issued under the Executive Equity Plan, changes the class of employees eligible to receive incentive stock options or stockholder approval is required by any applicable law, regulation or rule, including any rule of any applicable securities exchange or quotation system. No amendment or termination of the Executive Equity Plan will affect a participant’s rights under outstanding awards without the participant’s consent.

In accordance with the terms of their employment agreements, we have issued to Messrs. Sillerman, Kanavos, Benson, Torino and Nelson, 6,000,000, 750,000, 400,000, 400,000 and 400,000 stock options, respectively. Under the terms of the employment agreements with Messrs. Kanavos, Torino and Nelson, these stock options vest ratably over a five year period commencing with effectiveness of the relevant employment agreement, and have a strike price of $20.00 per share. Under the terms of the employment agreements with Messrs. Sillerman and Benson, as amended, these stock options vest ratably over a five year period commencing upon acceptance of their positions as executive officers of the Company. In accordance with the terms of Mr. Shier’s employment agreement, we have issued to him 1,500,000 stock options at a strike price of $10.00 per share. The options vest ratably over a two year period, with all such options becoming exercisable at the end of two years.

Equity Incentive Plan

Our 2007 Long-Term Incentive Compensation Plan was adopted by our board of directors in December 2007 and will be presented to our stockholders for approval at our 2008 annual meeting of stockholders.

Administration.  Administration of the 2007 Plan is carried out by the Compensation Committee of the board of directors.

Maximum Shares and Award Limits.  Under the 2007 Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares is 3 million. No one participant may receive awards for more than 1 million shares of common stock under the plan. These limitations, and the terms of outstanding awards, will be adjusted without the approval of our stockholders as the Compensation Committee determines is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar events.

Eligibility.  Our officers and employees, directors and other persons that provide consulting services to us and our subsidiaries are eligible to participate in the 2007 Plan.

Stock Options.  The 2007 Plan provides for the grant of both options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and options that are not intended to so qualify. Options intended to qualify as incentive stock options may be granted only to persons who are our employees or are employees of our subsidiaries which are treated as corporations for federal income tax purposes. No participant may be granted incentive stock options that are exercisable for the first time in any calendar year for common stock having a total fair market value (determined as of the option grant) in excess of $100,000. An option’s exercise price cannot be less than the common stock’s fair market value on the date the option is granted, and in the event a participant is deemed to be a 10% owner of our company or one of our subsidiaries, the exercise price of an incentive stock option cannot be less than 110% of the common stock’s fair market value on the date the option is granted. The 2007 Plan prohibits repricing of an outstanding option, and therefore, the Compensation Committee may not, without the consent of the stockholders, lower the exercise price of an outstanding option, except in the case of adjustments resulting from stock dividends, stock splits, reclassifications of stock or similar events. The maximum period in which an option may be exercised will be fixed by the Compensation Committee but cannot exceed ten years, and in the event a participant is deemed to be a 10% owner of our company or one of our corporate subsidiaries, the maximum period for an incentive stock option granted to such participant cannot exceed five years. Options generally will be nontransferable except in the event of the participant’s death but the Compensation Committee may allow the transfer of non-qualified stock options through a gift or domestic relations order to the participant’s family members.

Unless provided otherwise in a participant’s stock option agreement and subject to the maximum exercise period for the option, an option generally will cease to be exercisable upon the earlier of three months following the participant’s termination of service with us or certain of our affiliates or the expiration date under the terms of the participant’s stock option agreement, provided, however that the right to exercise an option will expire immediately upon termination for “cause” or a voluntary termination any time after an event that would be grounds for termination for cause. Upon death or disability, the option exercise period is extended to the earlier of one year from the participant’s termination of service or the expiration date under the terms of the participant’s stock option agreement.

Stock Awards and Performance Based Compensation.  The Compensation Committee also will select the participants who are granted restricted common stock awards and, consistent with the terms of the 2007 Plan, will establish the terms of each stock award. A restricted common stock award may be subject to payment by the participant of a purchase price for shares of common stock subject to the award, and a stock award may be subject to vesting requirements, performance objectives or transfer restrictions, if so provided by the Compensation Committee. In the case of a performance objective for an award intended to qualify as “performance based compensation” under Section 162(m) of the Internal Revenue Code, the objectives are limited to specified levels of and increases in our or a business unit’s return on equity; total earnings; earnings per share; earnings growth; return on capital; return on assets; economic value added; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; sales growth; gross margin return on investment; increase in the fair market value of the shares; share price (including but not limited to growth measures and total stockholder return); net operating profit; cash flow (including, but not limited to, operating cash flow and free cash flow); cash flow return on investments (which equals net cash flow divided by total capital); funds from operations; internal rate of return; increase in net present value or expense targets. Transfer of the shares of common stock subject to a stock award normally will be restricted prior to vesting.

Deferred Shares.  The 2007 Plan also authorizes the grant of deferred shares, i.e., the right to receive a future delivery of shares of common stock, if certain conditions are met. The Compensation Committee will select the participants who are granted awards of deferred shares and will establish the terms of each grant. The conditions established for earning the grant of deferred shares may include, for example, a requirement that certain performance objectives, such as those described above, be achieved.

Performance Shares and Performance Units.  The 2007 Plan also permits the grant of performance shares and performance units to participants selected by the Compensation Committee. A performance share is an award designated in a specified number of shares of common stock that is payable in whole or in part, if and to the extent certain performance objectives are achieved. The performance objectives will be prescribed by the Compensation Committee for grants intended to qualify as “performance based compensation” under Section 162(m) and will be stated with reference to the performance objectives described above.

Amendment and Termination.  No awards may be granted under the 2007 Plan after the tenth anniversary of its adoption by our stockholders. The board of directors may amend or terminate the 2007 Plan at any time, but no amendment will become effective without the approval of our stockholders if it increases the aggregate number of shares of common stock that may be issued under the 2007 Plan, changes the class of employees eligible to receive incentive stock options or stockholder approval is required by any applicable law, regulation or rule, including any rule of any applicable securities exchange or quotation system. No amendment or termination of the 2007 Plan will affect a participant’s rights under outstanding awards without the participant’s consent.

Employment Contracts

We have entered into employment agreements with Messrs. Sillerman, Kanavos, Shier, Benson, Torino and Nelson. Our compensation committee retained an independent compensation consultant to provide independent review and analysis of all senior executive compensation packages and plans prior to approving the proposed employment agreements. We entered into these agreements in recognition of the need to provide certainty to both us and the individuals with respect to their continued and active participation in our growth. The employment agreement for each of Messrs. Sillerman, Kanavos, Shier, Benson, Torino and Nelson is for a term of five years. The provisions governing the commencement of the employment terms for Messrs. Sillerman and Benson, as currently contemplated, are described below. The employment agreements include a non-competition agreement between the executive officer and us which will be operative during the term. Upon a “change in control,” the executive officer will be able to terminate his employment and, upon doing so, will no longer be subject to the non-competition provisions.

Mr. Sillerman has elected not to receive an annual base salary under the terms of his employment agreement. The decision by Mr. Sillerman to request no salary was based on his, and the company’s, belief that, based on his involvement in the formation of the company and his interest in maximizing stockholder value, his compensation should be tied to generating stockholder returns through growth in value of our common stock. The employment agreements for Messrs. Kanavos, Shier, Benson, Torino and Nelson are expected to provide for initial annual base salaries of $600,000 for Mr. Kanavos, $2,000,000 for Mr. Shier, $525,000 for Mr. Benson, $450,000 for Mr. Torino and $525,000 for Mr. Nelson, increased annually by the greater of five percent or the rate of inflation.

Under the terms of Mr. Shier’s employment agreement, Mr. Shier purchased 500,000 shares of our common stock at a price of $5.14 per share on January 3, 2008 for an aggregate purchase price of $2,570,000. Mr. Shier will not be able to sell or otherwise transfer these shares until the second anniversary of the date of purchase, except for estate planning purposes subject to our advance written consent. On the second anniversary of the date of purchase or as soon thereafter as we are eligible to use a short-form registration statement on Form S-3, we will register these shares for resale with the Securities and Exchange Commission.

Each of our executive officers received an initial grant of stock options as more fully described above under “— Executive Equity Incentive Plan.” In addition, Mr. Shier’s employment agreement also entitles Mr. Shier to receive options to purchase 200,000 shares per year over the next five years, in each case with strike prices equal to the fair market value when the grants occur. Such options vest on the date of grant.

Mr. Sillerman’s employment agreement provides that if Mr. Sillerman’s employment is terminated by us without “cause,” or if there is a “constructive termination without cause,” as such terms are defined in the employment agreements, his non-compete shall cease to be effective on the later of such termination or three years from the effective date of the agreement. Mr. Sillerman’s employment agreement specifies that he is required to commit not less than 50% of his business time to our company, with the balance of his business time to be governed by his employment agreement with CKX or 19X, as the case may be.

Mr. Sillerman is currently party to an employment agreement with CKX. Mr. Sillerman’s employment agreement with us will become effective upon the earlier of (i) the date on which the acquisition of CKX by 19X is consummated, and (ii) the date on which the merger agreement between CKX and 19X is terminated. From January 10, 2008 until such time as Mr. Sillerman’s employment agreement becomes effective he will continue as a full-time employee of CKX and will, in furtherance of CKX’s obligations under the shared services agreement, accept the position of Chief Executive Officer of our company. Upon effectiveness of his employment agreement, Mr. Sillerman’s employment agreement with CKX will be revised to allow him to provide up to 50% of his work time on matters pertaining to us. Similarly, his employment agreement with us will allow him to provide up to 50% of his work time on matters pertaining to CKX and/or 19X.

Mr. Kanavos’ employment agreement permits him to spend up to one-third of his work time on matters pertaining to Flag Luxury Properties.

Mr. Benson is currently party to an employment agreement with CKX. Mr. Benson’s employment agreement with us will become effective upon the earliest of (i) the date on which the acquisition of CKX by 19X is consummated, (ii) the date on which CKX hires a suitable replacement to fill the role of Chief Financial Officer, the search for which would only commence upon termination of the merger agreement between CKX and 19X, and (iii) that date that is six months following termination of the merger agreement between CKX and 19X. From the date of the CKX Distribution until such time as Mr. Benson’s employment agreement becomes effective and he resigns from his position at CKX, Mr. Benson will continue as a full-time employee of CKX and will, in furtherance of CKX’s obligations under the shared services agreement, serve as Chief Financial Officer of our company. Upon effectiveness of his employment agreement, Mr. Benson will become a full-time employee of us, provided that his employment agreement will permit him to spend up to one-third of his work time on 19X matters.

Mr. Torino’s employment agreement permits him to spend up to one-third of his work time on matters unrelated to our company, provided such matters are not competitive with our business or are otherwise approved by our board. Mr. Nelson’s employment agreement permits him to spend up to one-third of his work time on matters pertaining to Flag Luxury Properties.

Shared Services Agreement

In addition to entering into the employment agreements described above, we are party to a shared services agreement with CKX, pursuant to which employees of CKX, including members of senior management, provide services for us, and certain of our employees, including members of senior management, provide services for CKX. The services to be provided pursuant to the shared services agreement are expected to include management, legal, accounting and administrative. For more detailed information about the terms of the shared services agreement, please see “Item 13 Certain Relationships, Related Transactions and Director Independence— Shared Services Agreement”.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during the past fiscal year an officer or employee of us, was formerly an officer of us or any of our subsidiaries or has an immediate family member that was an officer or employee of us or had any relationship requiring disclosure under Item 13. Certain Relationships, Related Transactions, and Director Independence.”

During the last fiscal year, none of our executive officers served as:

•	a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) or another entity, one of whose executive officers served on our compensation committee;

•	a director of another entity, one of whose executive officers served on our compensation committee; and

•	a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of us.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed with management the “Compensation Discussion and Analysis” set forth elsewhere in this Amended Report. Based on such review, the related discussions and such other matters deemed relevant and appropriate by the compensation committee, the compensation committee has recommended to the board of directors that the “Compensation Discussion and Analysis” be included in this Amended Report. This report is provided by the following independent directors, who comprise the committee:

David M. Ledy (chairman)
Harvey Silverman

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2007.

	(a)	(b)
	Number of	Weighted-
	Securities to	Average
	be	Exercise	(c)
	Issued Upon	Price of	Number of
	Exercise of	Outstanding	Securities
	Outstanding	Options,	Remaining
	Options, Warrants	Warrants and	Available For
Plan Category	and Rights	Rights	Future Issuance
	(#)	($)	(#)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	9,450,000	18.41	6,050,000

(1)	We maintain the 2007 Executive Equity Incentive Plan and the 2007 Long-Term Incentive Compensation Plan. All outstanding options, warrants and other rights were issued under the 2007 Executive Equity Incentive Plan. See Note 12 to our audited Consolidated Financial Statements included in the Original Report. The Company intends to submit these Plans for stockholder approval at its 2008 Annual Meeting of Stockholders.

For a description of our 2007 Executive Equity Incentive Plan and our 2007 Long-Term Incentive Compensation Plan, see “Item 11. Executive Compensation — Components of Compensation for Named Executive Officers”.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of shares of our Common Stock as of April 25, 2008 by the following individuals or groups:

•	each person or entity known by us to beneficially own more than 5% of our Common Stock;

•	each of our named executive officers;

•	each of our current directors and director nominees; and

•	all of our directors, director nominees and executive officers named as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law.

As of April 25, 2008, we had outstanding 44,692,809 shares of Common Stock.

	Amount and
	Nature of
	Beneficial
Name and Address(1)	Ownership	Percent of Class

Beneficial Owners of More Than 5% of Our Common Stock:
Robert F.X. Sillerman(2)	14,844,904	33.2
Paul Kanavos(3)	5,763,108	12.9
Brett Torino(4)	5,733,108	12.8
The Huff Alternative Fund, L.P.(5)	3,952,442	8.8
Directors, Director
Nominees and Named
Executive Officers:
Barry Shier	500,000	1.1
Thomas P. Benson	417,234	*
David M. Ledy	28,024	*
Carl D. Harnick	7,550	*
Harvey Silverman(6)	1,577,016	3.5
Mitchell J. Nelson	165,000	*
All directors, director nominees and executive officers as a group (9 persons)	29,035,944	65.0

*	Less than 1%

(1)	Unless otherwise indicated, the address of each identified beneficial owner is: c/o FX Real Estate and Entertainment Inc., 650 Madison Avenue, New York, New York 10022.

(2)	Includes: (i) 13,777,987 shares of common stock owned of record by Mr. Sillerman; (ii) 300,000 shares of common stock owned of record by Laura Baudo Sillerman, Mr. Sillerman’s spouse; and (iii) 766,917 shares of common stock owned of record by Sillerman Capital Holdings, L.P., a limited partnership controlled by Mr. Sillerman through a trust for the benefit of Mr. Sillerman’s descendants. Mr. Sillerman is our Chairman and Chief Executive Officer.

(3)	Includes: (i) 500,000 shares of common stock owned of record by Dayssi Olarte de Kanavos 2008 GRAT; (ii) 500,000 shares of common stock owned of record by Paul C. Kanavos 2008 GRAT; (iii) 4,408,804 shares of common stock owned of record by Mr. Kanavos and his spouse Dayssi Kanavos, as joint tenants and (iv) 354,254 shares of common stock owned of record by Paul C. Kanavos. Mr. Kanavos is our President and serves on our board of directors.

(4)	Includes: (i) 176,238 shares of common stock owned of record by Brett Torino; and (ii) 5,556,870 shares of common stock owned of record by ONIROT Living Trust.

(5)	Includes 88,596 shares of common stock owned of record by an affiliated limited partnership of The Huff Alternative Fund, L.P. William R. Huff possesses the sole power to vote and dispose of all the shares of our common stock held by the two Huff entities, subject to certain internal compliance procedures. The address of the Huff entities is 67 Park Place, Morristown, New Jersey 07960.

(6)	Includes: (i) 1,384,119 shares of common stock owned of record by Mr. Silverman and (ii) 192,897 shares of common stock owned of record by Silverman Partners LP, in which Mr. Silverman is the sole general partner.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are a number of conflicts of interest of which stockholders should be aware regarding our ownership and operations. Set forth below a list of related parties with whom we have engaged in one or more transactions as well as a summary of each transaction involving such related parties.

Related Parties

•	Robert F.X. Sillerman, our Chairman and Chief Executive Officer, (i) is the Chairman and Chief Executive Officer of CKX, Inc., (ii) owns approximately 31% of the outstanding common stock of CKX, (iii) is a director, executive officer and principal stockholder of 19X, which has entered into an agreement to acquire CKX, (iv) owns approximately 29.3% of the outstanding equity of Flag Luxury Properties, and (v) has personally guaranteed a $23 million loan to our company from an affiliate of Credit Suisse.

•	Paul Kanavos, our President, (i) is the Chairman and Chief Executive Officer of Flag Luxury Properties, and (ii) owns approximately 29.3% of the outstanding equity of Flag Luxury Properties.

•	Flag Luxury Properties holds a $45 million priority preferred distribution as more fully described below.

•	CKX, Inc. (i) is party to a shared services agreement with us as more fully described below, (ii) is party to license agreements with us, through its subsidiaries, as more fully described below, and (iii) has loaned us $6.0 million under a $7.0 million line of credit, as more fully described below.

•	We have entered into an option agreement with 19X, Inc., a company owned in part by Mr. Sillerman which, if and when effective, would give us an option to acquire an 85% interest in the Elvis Presley business currently owned and operated by CKX, Inc. through its Elvis Presley Enterprises subsidiaries. Because 19X will only own those rights upon consummation of its pending acquisition of CKX, the effectiveness of the Option Agreement is conditioned upon the closing of 19X’s acquisition of CKX.

Flag Luxury Properties Contribution and Sale of Assets to FX Luxury Realty

In May 2007, Flag Luxury Properties contributed all of its direct and indirect membership interests in the following subsidiaries, which directly own the Park Central site, to FX Luxury Realty in exchange for membership interests therein: BP Parent, LLC, a Delaware limited liability company; Metroflag BP, LLC, a Nevada limited liability company; Metroflag Cable, LLC, a Nevada limited liability company; and Metroflag Management, LLC, a Nevada limited liability company.

On June 1, 2007, Flag Leisure Group, LLC, the managing member of Flag Luxury Properties, sold to FX Luxury Realty all of the membership interests in RH1, LLC, a Nevada limited liability company which is the record and beneficial owner of 418,294 shares of common stock of Riviera Holdings Corporation for consideration of approximately $12.5 million, paid in cash.

Also on June 1, 2007, Flag Luxury Properties sold to FX Luxury Realty all of the membership interests in Flag Luxury Riv, which is the record and beneficial owner of 418,294 shares of common stock of Riviera Holdings Corporation for consideration of approximately $9.1 million, $8.1 million of which was paid in cash, with $1 million paid in the form of a note.

On March 23, 2007, Robert F.X. Sillerman loaned Flag Luxury Properties, which in turn loaned its subsidiary Flag Luxury Riv, $1.15 million in connection with the acquisition by Flag Luxury Riv of a 50% beneficial ownership interest in an option to acquire 1,147,550 shares of Riviera Holdings Corporation. On June 1, 2007, FX Luxury Realty, which succeeded to the debt upon acquiring Flag Luxury Riv, repaid the loan using a portion of the proceeds from a $23 million loan from an affiliate of Credit Suisse which is described below.

On May 31, 2007, Flag Luxury Properties made a payment in the amount of $7.5 million on behalf of FX Luxury Realty in connection with the buyout of Leviev Boymelgreen of Nevada, an affiliate of Africa-Israel Investments Ltd., the former 50% owner of entities that own the Park Central site. On June 1, 2007, FX Luxury Realty issued a promissory note to Flag Luxury Properties evidencing the amount owed. The note was repaid on July 9, 2007 from the proceeds of CKX’s investment in FX Luxury Realty and is no longer outstanding.

CKX Investment, Transfer to Distribution Trusts and Reorganization

On June 1, 2007, CKX invested $100 million in cash in exchange for 50% of the common membership interests of FX Luxury Realty.

On June 18, 2007, CKX declared a dividend consisting of 25% of our shares of common stock. Prior to declaring the dividend, CKX formed two trusts:

•	CKX FXLR Stockholder Distribution Trust I, or Distribution Trust I, formed to hold the dividend property for the benefit of certain named CKX executive officers who are stockholders of CKX pending consummation of the CKX Distribution and

•	CKX FXLR Stockholder Distribution Trust II, or Distribution Trust II, formed to hold the FX Luxury Realty equity interests for the benefit of CKX stockholders as of the record date of the CKX Distribution pending consummation of the CKX Distribution.

Upon declaration of the dividend, CKX made the following irrevocable assignments and transfers:

•	CKX irrevocably transferred and assigned a 9.5% common membership interest in FX Luxury Realty to Distribution Trust I;

•	CKX contributed a 15.5% common membership interest in FX Luxury Realty to FX Real Estate and Entertainment in exchange for shares of FX Real Estate and Entertainment as step one in the previously disclosed plan to reorganize FX Luxury Realty into a Subchapter C corporation prior to the CKX Distribution of its equity interests to CKX stockholders; and

•	CKX irrevocably transferred and assigned the FX Real Estate and Entertainment shares to Distribution Trust II.

Following these transfers, CKX owned 25% of the outstanding common membership interests of FX Luxury Realty, Distribution Trust I owned 9.5% of the common membership interests of FX Luxury Realty, we owned 15.5% of FX Luxury Realty and Flag Luxury Properties owned the remaining outstanding 50%. Following these transfers, we were wholly-owned by Distribution Trust II. As a result of the distribution to the trusts, CKX no longer had any interest in or control over the equity transferred to the Distribution Trust I and Distribution Trust II.

On September 26, 2007, CKX, Distribution Trust I and Flag Luxury Properties, LLC exchanged all of their common membership interests in FX Luxury Realty for shares of our common stock.

Immediately following the reorganization, also on September 26, 2007, CKX acquired an additional $1.5 million of our common stock, and Flag Luxury Properties acquired an additional $0.5 million of our common stock, the pricing for which was based on the same valuation used at the time of CKX’s initial investment in FX Luxury Realty in June 2007. As a result of the reorganization described above and the purchase of the additional shares, we were owned 25.5% by CKX, 25.75% in the aggregate by the two Distribution Trusts and 49.75% by Flag Luxury Properties.

On September 27, 2007, CKX declared a dividend consisting of 23.5% of our outstanding shares of common stock. Prior to declaring the dividend, CKX formed the CKX FXLR Stockholder Distribution Trust III, formed for the benefit of CKX stockholders as of the record date. Upon declaration of the dividend, CKX irrevocably assigned shares of our common stock representing 23.5% of the issued and outstanding shares of our common stock to the Distribution Trust III. As a result of the distribution to the trust, CKX no longer had any interest in or control over the equity transferred to the Distribution Trust III.

Flag Distribution

On November 30, 2007, Flag Luxury Properties distributed all of its shares of our common stock, representing 49.75% of the then outstanding shares of our common stock, to its members, including Messrs. Sillerman and Kanavos, and certain of its employees.

Preferred Distribution

Flag Luxury Properties holds a $45 million priority preferred distribution right in FX Luxury Realty. This right entitles Flag Luxury Properties to receive an aggregate amount of $45 million prior to any distributions of cash by FX Luxury Realty from the proceeds of certain predefined capital transactions, including the payment of $30 million of the $45 million preferred distribution from the proceeds of the rights offering and sales under the related investment agreements described elsewhere herein. From and after November 1, 2007, Flag Luxury Properties is entitled to an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. The prime rate at September 30, 2007 was 7.75%. Until the preferred distribution is paid in full, we are required to use the proceeds from certain predefined capital transactions to pay the amount then owed to Flag Luxury Properties under such priority preferred distribution right. This right carries no voting or other rights, other than the right to receive the priority preferred distribution. Robert F.X. Sillerman and Paul Kanavos each own, directly and indirectly, an approximate 29.3% interest in Flag Luxury Properties and each will be entitled to receive his pro rata participation of the $45 million priority distribution when paid by FX Luxury Realty. We intend to use certain proceeds from the rights offering and sales under the related investment agreements described elsewhere herein, to pay $30 million of the $45.0 million preferred priority distribution.

License Agreements

Simultaneous with the CKX investment in FX Luxury Realty, FX Luxury Realty entered into a worldwide license agreement with Elvis Presley Enterprises, Inc., a subsidiary of CKX, granting FX Luxury Realty the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world.

FX Luxury Realty also entered into a worldwide license agreement with Muhammad Ali Enterprises, LLC, also a subsidiary of CKX, granting FX Luxury Realty the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions. The terms of the License Agreements are described more fully under the heading “Item 1 Business — Elvis Presley License Agreement” and “Item 1 Business — Muhammad Ali License Agreement.”

Conditional Amendment

We have entered into an agreement with 19X to amend the License Agreement between our Company and EPE, which amendment shall only become effective upon the closing of 19X’s acquisition of CKX.

If and when effective, the amendment to the License Agreement will provide that, if, by the date that is 7 1/2 years following the closing of 19X’s acquisition of CKX, EPE has not achieved certain financial projections, we will be entitled to a reduction of $50 million against 85% of the payment amounts due under the License Agreement, with such reduction to occur ratably over the ensuing three year period provided, however, that if we have failed in our obligations to build any hotel to which we had previously committed under the definitive Graceland master redevelopment plan, then this reduction shall not apply.

The amendment to the License Agreement also provides that we may lose our right to construct hotel(s) as part of the Graceland master development plan (i) in the event we approve a master plan (as contemplated under the Option Agreement with 19X) but subsequently fail to deliver a notice within ten (10) days of such approval of our intent to proceed with the hotels contemplated in the master plan or, (ii) in the alternative, if we fail to deliver our notice of intent to proceed in accordance with the definitive master plan within ninety days of presentation of a master plan that 19X has agreed to undertake but which we have not approved.

Shared Services Agreement

We are party to a shared services agreement with CKX, pursuant to which employees of CKX, including members of senior management, provide services for us, and certain of our employees, including members of senior management, provide services for CKX. The services to be provided pursuant to the shared services agreement are expected to include management, legal, accounting and administrative.

Payments under the agreements are made on a quarterly basis and will be determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives of the parties will meet to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and

(ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties shall use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above.

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

Because the shared services agreement with CKX constitutes an agreement with a related party, the agreement was reviewed and approved by the independent members of our board of directors. In addition, the agreement was reviewed and approved by a special committee of independent members of the board of directors of CKX formed to evaluate and approve certain related party transactions.

Sillerman Investment Agreement

We have entered into an investment agreement with Robert F.X. Sillerman, our Chairman and Chief Executive Officer, pursuant to which Mr. Sillerman has agreed to subscribe for his full pro rata amount of shares in this rights offering (representing 3,037,265 shares), as well as to purchase up to 50% of the shares that remain unsold in the rights offering after Huff’s initial $15 million investment (pursuant to the Huff investment agreement described elsewhere herein) at the same subscription price per share being offered to our stockholders. Mr. Sillerman will not receive any consideration for entering into his investment agreement. On March 12, 2008, Mr. Sillerman subscribed and purchased all 3,037,265 shares underlying his rights. Mr. Sillerman is expected to purchase 2,309,556 shares in fulfillment of the investment agreement no later than May 13, 2008.

Because Mr. Sillerman, is our Chairman and Chief Executive Officer, the investment agreement with Mr. Sillerman is deemed an affiliated transaction and therefore required the review and oversight of a special committee of our independent directors. A special committee comprised of independent directors Messrs. David M. Ledy and Harvey Silverman was established to review and oversee the transaction. The special committee engaged independent legal counsel to assist in its review and oversight of the transaction. Our board of directors, acting upon the unanimous recommendation of the special committee, has (except for an abstention by Mr. Sillerman) unanimously approved the transaction.

Conditional Option Agreement with 19X

We have entered into an Option Agreement with 19X, Inc. pursuant to which, in consideration for annual option payments as described elsewhere herein, we will have the right to acquire an 85% interest in the Elvis Presley business currently owned and operated by CKX, Inc. through its Elvis Presley Enterprises subsidiaries at an escalating price over time as set forth elsewhere herein. Because 19X will only own those rights upon consummation of its pending acquisition of CKX, the effectiveness of the Option Agreement is conditioned upon the closing of 19X’s acquisition of CKX. In the event that the merger agreement between 19X and CKX is terminated without consummation or the merger fails to close for any reason, the Option Agreement with 19X will also terminate and thereafter have no force and effect. For a more detailed description of the conditional Option Agreement with 19X please see “Item 1A — Business — The Company — Transaction With and Involving Elvis Presley Enterprises — Conditional Option Agreement with 19X.”

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

Stockholder Lock-Ups

Certain of our affiliates, including Robert F.X. Sillerman, Brett Torino and Paul C. Kavanos, have entered into lock-up agreements which prevent them from selling their shares of our common stock until the expiration of certain lock-up periods for periods of one to three years from the time of the reorganization transactions. Mr. Sillerman has agreed to not sell any of the shares that he received as part of the CKX Distribution for a period of one (1) year. Messrs. Sillerman, Kanavos and Torino have agreed not to sell any of the shares they received in connection with the distribution from Flag Luxury Properties to its members and certain of its employees for a period of three (3) years. All other members of Flag Luxury Properties, other than Messrs. Sillerman, Kanavos and Torino, representing approximately 6.0% of the outstanding shares of our common stock, have agreed not to sell their shares for a period of one year. Once Mr. Sillerman’s one year lock up with respect to the shares of our common stock he received as part of the distribution expires, we expect that 8,771,521 shares of our common stock will be eligible for sale pursuant to Rule 144 and once the three year lock-up agreements for Messrs. Sillerman, Kanavos and Torino expire, we expect that 26,470,845 shares of our common stock will be eligible for sale pursuant to Rule 144. The distribution of the shares of common stock held by CKX and Flag Luxury Properties to their respective stockholders and members are permitted under the terms of the lock-up agreements.

Related Party Indebtedness

On or about June 1, 2007, FX Luxury Realty issued a note to Flag Luxury Properties in the amount of $1 million as part of the purchase price for Flag Luxury Riv, which amount reflected expenses incurred in connection with its proposed merger with Riviera Holdings Corporation. The note accrued interest at a rate of 5% per annum from the date of issuance through December 31, 2007 and a rate of 10% per annum thereafter. The note was repaid in full and retired on April 17, 2008.

FX Luxury Realty received a loan in the amount of $23 million from an affiliate of Credit Suisse pursuant to a promissory note dated June 1, 2007. The note, as amended on September 24, 2007 and December 6, 2007, was due and payable on March 15, 2008. The note bears interest at a rate equal to the London Inter-Bank Offered Rate plus 250 basis points. On December 31, 2007, the effective interest rate on this loan was 7.63%. Robert F.X. Sillerman has provided a personal guarantee for the $23 million loan we received from Credit Suisse. The proceeds from the loan were used to used to (i) pay the cash consideration for the membership interests in RH1 and Flag Luxury Riv described above in an aggregate principal amount of approximately $20.6 million, (ii) repay approximately $1.15 million plus accrued interest to Flag Luxury Properties for amounts incurred by Flag Luxury Properties on behalf of Flag Luxury Riv in connection with the acquisition of the option to acquire 1,147,550 Riviera Holdings Corporation shares at $23.00 per share and (iii) fund $1.0 million in interest reserves in a segregated account. On March 12, 2008, Mr. Sillerman exercised his rights received in the rights offering and purchased 3,037,265 shares of common stock at a price of $10 per share pursuant to his investment agreement described elsewhere herein, resulting in gross proceeds to the Company of approximately $30.4 million. On March 13, 2008, we used $23 million of the proceeds from this purchase to repay in full and retire the Riv loan.

On September 26, 2007, we entered into a line of credit agreement with CKX pursuant to which CKX agreed to loan up to $7.0 million to us, approximately $6.0 million of which was drawn down on September 26, 2007 and is evidenced by a promissory note dated September 26, 2007. We used the proceeds of the loan, together with proceeds from additional borrowings, to exercise the option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock [AMEX: RIV] at a price of $23 per share. The loan bears interest at LIBOR plus

600 basis points and is payable upon the earlier of (i) two years and (ii) our consummation of an equity raise at or above $90.0 million. On December 31, 2007, LIBOR was 4.86% and the effective interest rate on this loan was 10.86%. Messrs. Sillerman, Kanavos and Torino, severally but not jointly, have secured the loan by pledging, pro rata, an aggregate of 972,762 shares of our common stock. The CKX loan was repaid in full and retired on April 17, 2008 and all of the shares pledged by Messrs. Sillerman, Kanavos and Torino to secure the loan were released and returned to them.

Employee Relationships

Dayssi Olarte de Kanavos, the spouse of our President, Paul Kanavos, is the Senior Vice President of Marketing and Branding for Flag Luxury Properties and, from time to time, will provide marketing and branding-based services for us. We will be required to reimburse Flag Luxury Properties for the services provided by Ms. Kanavos in an amount equal to the fair value of the services as agreed between the parties and approved by our compensation committee. We are unable to estimate the extent of the services to be provided by Ms. Kanavos at this time and therefore cannot estimate the amount that we will be required to reimburse to Flag Luxury Properties.

Board Decisions and Certain Conflicts of Interest

Past and future decisions by our board regarding our future growth, operations and major corporate decisions will be subject to certain possible conflicts of interest. These conflicts may have caused, and in the future may cause, our business to be adversely affected. Nevertheless, our board will be responsible for making decisions on our behalf. In appropriate circumstances, we expect to submit transactions with any related party for approval or negotiation by our independent directors or a special committee thereof.

Independent Directors

Rules 4200 and 4350 of The NASDAQ Global Market require that a majority of our board of directors qualify as “independent” no later than January 10, 2009, the first anniversary of the completion of the CKX Distribution. We intend to comply with these requirements.

Messrs. Ledy and Silverman, whose biographical information is included above under the heading “Item 10. Directors, Executive Officers and Corporate Governance”, have been appointed to our board of directors as Independent Directors. In addition to Mr. Harnick, , whose biographical information is included above under the heading “Item 10. Directors, Executive Officers and Corporate Governance”, we expect that one or more of the current independent directors for CKX will be appointed to our board of directors upon consummation of the CKX going private transaction. If the CKX going private transaction is not completed by the first anniversary of the date of the CKX Distribution or at all, we will, to the extent necessary to comply with The NASDAQ Global Market’s independence requirements, identify and appoint other individuals who qualify as “independent” to serve as directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the professional fees rendered by Ernst & Young LLP for the audit of the Company and its subsidiaries and its predecessor’s annual financial statements for the years ended December 31, 2007 and December 31, 2006 and other services rendered by Ernst & Young LLP during those periods:

	2007	2006

Audit Fees(1)	$2,454,300	$321,400
Audit-Related Fees	—	—
Tax Fees(2)	286,900	9,200
All Other Fees	—	—

Total	$2,741,200	$330,600

(1)	Audit fees for 2007 include $1,703,300 associated with accounting consultations, procedures necessary to perform audits of the historical financial statements of the Metroflag entities, as the Company’s predecessor, assistance with and review of the Company’s registration statement on Form S-1, as amended, and relating filings with the SEC, in connection with the CKX Distribution.

(2)	Tax fees related to tax compliance, advice and planning of the Company and the Metroflag entities.

Audit Committee Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm

The Audit Committee of the board of directors maintains a pre-approval policy with respect to material audit and non-audit services to be performed by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the accountant’s independence. Before engaging the independent registered public accounting firm to render a service, the engagement must be either specifically approved by the Audit Committee, or entered into pursuant to the pre-approval policy. Pre-approval authority may be delegated to one or more members of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Documents filed as part of this Report:

(1) Financial Statements: The following financial statements were previously included in the Original Report:

The Consolidated Financial Statements for the year ended December 31, 2007 commence on page 58 of the Original Report.

(2) Financial Statement Schedule: The following financial statement schedules were previously included in the Original Report:

Schedule II — Valuation and Qualifying Accounts for the period from May 11, 2007 through December 31, 2007.

The Financial Statement Schedule commences on page 86 of the Original Report.

All other schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

Part IV of the Original Report is hereby amended to add the exhibits listed below that are required to be filed in connection with this Amended Report. See the separate Exhibit Index attached hereto and incorporated herein.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

FX Real Estate and Entertainment Inc.

By:	/s/ ROBERT F.X. SILLERMAN	April 29, 2008

Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board

By:	/s/ THOMAS P. BENSON	April 29, 2008

Thomas P. Benson Chief Financial Officer, Executive Vice President and Treasurer

Paul C. Kanavos, Director* Barry A. Shier, Director* David M. Ledy, Director* Harvey Silverman, Director*

*By:	/s/ THOMAS P. BENSON	April 29, 2008

Thomas P. Benson, Attorney-in-fact by power of attorney

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer