Form 10-Q
period 2008-03-31
FX Real Estate & Entertainment Inc.
filed 2008-05-13
CIK 1410402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(212) 838-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 12, 2008, there were 44,692,809 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3
	Consolidated Statement of Operations (Unaudited) for the three months ended March 31, 2008 and Combined Statement of Operations (Unaudited) for the three months ended March 31, 2007 (Predecessor)	4
	Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2008 and Combined Statement of Cash Flows (Unaudited) for the three months ended March 31, 2007 (Predecessor)	5
	Notes to Consolidated and Combined Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4T.	Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
EX-3.1: CERTIFICATE OF DESIGNATION
EX-10.7: FIRST AMENDMENT TO INVESTMENT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

FX Real Estate and Entertainment Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Amounts in thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$10,454	$2,559
Restricted cash	48,006	60,350
Marketable securities	29,068	43,439
Rent and other receivables, net of allowance for doubtful accounts of $674 at March 31, 2008 and $368 at December 31, 2007	574	1,016
Deferred financing costs, net	3,453	6,714
Prepaid expenses and other current assets	1,538	1,031

Total current assets	93,093	115,109
Investment in real estate, at cost:
Land	533,336	533,336
Building and improvements	32,710	32,710
Furniture, fixtures and equipment	607	565
Capitalized development costs	8,149	6,026
Less: accumulated depreciation	(16,387)	(10,984)

Net investment in real estate	558,415	561,653
Acquired lease intangible assets, net	1,182	1,222

Total assets	$652,690	$677,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,681	$10,809
Accrued license fees	12,500	10,000
Debt	475,000	475,000
Notes payable	7,674	30,674
Due to related parties	3,993	3,022
Related party debt	7,054	1,020
Other current liabilities	1,118	1,114
Unearned rent and related revenue	65	—

Total current liabilities	519,085	531,639
Related party debt	—	6,000
Other long-term liabilities	10	191

Total liabilities	519,095	537,830
Contingently redeemable stockholders’ equity	—	180
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 42,827,623 and 39,290,247 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	428	393
Additional paid-in-capital	252,772	219,781
Accumulated deficit	(102,772)	(77,739)
Accumulated other comprehensive loss	(16,833)	(2,461)

Total stockholders’ equity	133,595	139,974

Total liabilities and stockholders’ equity	$652,690	$677,984

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

STATEMENTS OF OPERATIONS (UNAUDITED)

		Predecessor
	Consolidated	Combined
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(Amounts in thousands, except
	share and per share data)
Revenue	$485	$1,348

Operating expenses:
License fees	2,500	—
Selling, general and administrative expenses	4,675	292
Depreciation and amortization expense	6	89
Operating and maintenance	11	188
Real estate taxes	54	106

Total operating expenses	7,246	675

Income (loss) from operations	(6,761)	673

Interest income	106	73
Interest expense	(14,327)	(10,985)
Minority interest	2	—
Loss from incidental operations	(4,053)	(4,420)

Net loss	$(25,033)	$(14,659)

Basic and diluted loss per share	$(0.62)

Basis and diluted average number of common shares outstanding	40,323,586

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)

		Predecessor
	Consolidated	Combined
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(25,033)	$(14,659)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,403	5,842
Deferred financing cost amortization	3,261	29
Share-based payments	941	—
Minority interest	(2)	—
Provision for accounts receivable allowance	323	5
Changes in operating assets and liabilities:
Receivables	(230)	248
Other current and non-current assets	(467)	140
Accounts payable and accrued expenses	(125)	(1,427)
Accrued license fees	2,500	—
Due to related parties	824	22
Unearned revenue	65	116
Other	(36)	31

Net cash used in operating activities	(12,576)	(9,653)

Cash flows from investing activities:
Restricted cash	12,344	3,596
Purchase of property and equipment	(42)	—
Capitalized development costs	(2,123)	—
Development of real estate including land acquired	—	(2)

Net cash provided by investing activities	10,179	3,594
Cash flows from financing activities:
Proceeds from sale of common stock	2,570	—
Proceeds from rights offering	30,373	—
Repayment of notes	(23,000)	—
Contribution from minority interest	349	—
Proceeds from Members’ loans	—	5,972

Net cash provided by financing activities	10,292	5,972

Net increase (decrease) in cash and equivalents	7,895	(87)
Cash and cash equivalents — beginning of period	2,559	1,643

Cash and cash equivalents — end of period	$10,454	$1,556

Supplemental cash flow data:
Cash paid for interest	$11,219	$9,878

Supplemental Cash Flow Information:

The Company had the following non-cash financing activity in the three months ended March 31, 2008 (in thousands):
Accrued but unpaid stock issuance costs	$997

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of and for the three months ended March 31, 2008 and as of December 31, 2007 reflect the results of operations of FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FX Luxury Realty, LLC (“FXLR”) and the combined financial statements for the three months ended March 31, 2007 reflect the results of operations of Metroflag (as defined below), the Company’s predecessor. The financial information in this report for the three months ended March 31, 2008 and 2007 has not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 (the “Form 10-K”). The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for a full year. Certain prior period amounts presented have been reclassified to conform to the current period presentation.

Prior to May 11, 2007, the Company did not have any operations. As a result Metroflag (as defined below) is considered to be the predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor has been presented herein. On September 26, 2007, holders of common membership interests in FXLR, exchanged all of their common membership interests for shares of common stock of FXRE. Following this reorganization, FXRE owns 100% of the common membership interests of FXLR.

As a result of this reorganization, all references to FXRE or the Company for the periods prior to the date of the reorganization shall refer to FXLR and its consolidated subsidiaries. For all periods as of and subsequent to the date of the reorganization, all references to FXRE or the Company shall refer to FXRE and its consolidated subsidiaries, including FXLR.

BP Parent, LLC, Metroflag BP, LLC (“BP”), Metroflag Polo, LLC (“Polo”), Metroflag Cable, LLC (“Cable”), CAP/TOR, LLC (“CAP/TOR”), Metroflag SW, LLC (“SW”), Metroflag HD, LLC, (“HD”), and Metroflag Management, LLC (“MM”) (collectively, “Metroflag” or the “Metroflag entities”) are engaged in the business of leasing real properties located along Las Vegas Boulevard between Harmon and Tropicana Avenue in Las Vegas, Nevada. Metroflag has been engaged in the leasing business since 1998 when CAP/TOR acquired certain real properties situated at the southern tip of Las Vegas Boulevard and has since assembled the current six parcels of land totaling approximately 17.72 acres and associated buildings.

On May 9, 2007, Polo, Cable, CAP/TOR, SW and HD were merged with and into either Cable or BP, with Cable and BP continuing as the surviving companies (together the “Park Central subsidiaries”).

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

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

The consolidated financial statements of FXRE include the accounts of all its subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying combined financial statements for Metroflag consist of BP, Polo, Cable, CAP/TOR, SW, HD, and MM. Significant intercompany accounts and transactions between the entities have been eliminated in the accompanying combined financial statements. The financial statements have been combined because the entities were all part of a transaction such that FXLR owns 100% of Metroflag under common ownership, are part of a single redevelopment plan, and subject to mortgage loans secured by the properties owned by the combined entities.

Significant Accounting Policies

During the three months ended March 31, 2008, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the Form 10-K.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008 for financial assets and liabilities and after January 1, 2009 for non-financial assets and liabilities. The Company has adopted SFAS 157 for its marketable securities (see note 2, Investment in Riviera). The Company’s marketable securities qualify as level one financial assets in accordance with SFAS 157 as they are traded on an active exchange market and are fair valued by obtaining quoted prices for other identical market transactions from readily available pricing sources. The Company does not have any level two or level three financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008 the Company elected to not report any additional assets and liabilities at fair value.

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

Business of the Company

The Company owns 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada (the “Park Central site”). The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company has commenced design and planning for a redevelopment plan for the Park Central site that includes a hotel, casino, entertainment, retail, commercial and residential development project.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

On June 1, 2007, the Company entered into license agreements with Elvis Presley Enterprises, Inc., an 85%-owned subsidiary of CKX, Inc. [NASDAQ: CKXE], and Muhammad Ali Enterprises LLC, an 80%- owned subsidiary of CKX, which allows it to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of its real estate and other entertainment attraction-based projects. The Company currently anticipates that the development of the Park Central site will involve multiple elements that incorporate the Elvis Presley assets and theming. In addition, the license agreement with Elvis Presley Enterprises grants the Company the right to develop, and it currently intends to pursue the development of, one or more hotels as part of the master plan of Elvis Presley Enterprises, Inc. to redevelop the Graceland property and surrounding areas in Memphis, Tennessee.

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

On May 11, 2007, Flag Luxury Properties, LLC (“Flag”), a real estate development company in which Robert F.X. Sillerman and Paul C. Kanavos each own an approximate 29% interest, contributed to the Company its 50% ownership interest in the Metroflag entities for all of the membership interests in the Company. The sale of assets by Flag was accounted for at historical cost as FXLR and Flag were entities under common control.

On June 1, 2007, Flag Leisure Group, LLC, a company in which Robert F.X. Sillerman and Paul C. Kanavos each beneficially own an approximate 33% interest and which is the managing member of Flag Luxury Properties, sold to the Company all of its membership interests in RH1, LLC, which owns an aggregate of 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings, Inc. On such date, Flag also sold to the Company all of its membership interests in Flag Luxury Riv, LLC, which owns an additional 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings. With the purchase of these membership interests, FXLR acquired, through its interests in Riv Acquisitions Holdings, a 50% beneficial ownership interest in an option to acquire an additional 1,147,550 shares of Riviera Holdings Corporation at $23 per share. The total consideration for these transactions was $21.8 million paid in cash, a note for $1.0 million and additional contributed equity of $15.9 million for a total of $38.7 million. The sale of assets by Flag Leisure Group, LLC and Flag was accounted for at historical cost as the Company, Flag Leisure Group, LLC and Flag were entities under common control at the time of the transactions. Historical cost for these acquired interests equals fair values because the assets acquired comprised available for sale securities and a derivative instrument that are required to be reported at fair value in accordance with generally accepted accounting principles.

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

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

On November 29, 2007, the Company reclassified its common stock on a basis of 194,515.758 shares of common stock for each share of common stock then outstanding.

On January 10, 2008, the Company became a publicly traded company as a result of the completion of the distribution of 19,743,349 shares of common stock to CKX’s stockholders of record as of December 31, 2007. This distribution is referred to herein as the “CKX Distribution.”

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

License Agreements

On June 1, 2007, the Company entered into a worldwide license agreement with Elvis Presley Enterprises, Inc., a 85%-owned subsidiary of CKX (“EPE”), granting the Company the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. The Company also entered into a worldwide license agreement with Muhammad Ali Enterprises LLC, a 80%-owned subsidiary of CKX (“MAE”), granting the company the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions. Please see note 9 for a more detailed description of the license agreements.

Metroflag Acquisition

On May 30, 2007, the Company entered into an agreement to acquire the remaining 50% ownership interest in the Metroflag entities that it did not already own.

On July 6, 2007, FXLR acquired the remaining 50% of the Metroflag entities, which collectively own the Park Central site, from an unaffiliated third party. As a result of this purchase, the Company now owns 100% of Metroflag, and therefore the Park Central site. The total consideration paid by FXLR for the remaining 50% interest in Metroflag was $180 million, $172.5 million of which was paid in cash at closing and $7.5 million of which was an advance payment made in May 2007 (funded by a $7.5 million loan from Flag). The cash payment at closing was funded from $92.5 million of cash on hand and $105 million in additional borrowings, which was reduced by $21.3 million deposited into a restricted cash account to cover debt service commitments and $3.7 million in debt issuance costs. The $7.5 million loan from Flag was repaid on July 9, 2007.

From May 11, 2007 to July 5, 2007, the Company accounted for its Metroflag investment under the equity method of accounting because it did not have control with its then 50% ownership interest. As a result of the

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

purchase transaction on July 6, 2007, Metroflag was owned 100% by FXLR and therefore was consolidated commencing July 6, 2007.

After this transaction, the Metroflag entities have $475 million in first and second tier term loans secured by the Park Central site and are required to hold funds in escrow to fund debt service commitments, predevelopment expenses and operating expenses.

Investment in Riviera

The Company owns 1,410,363 shares of common stock of Riviera Holdings Corporation (the “Riv Shares”), which are recorded as marketable securities on the accompanying consolidated balance sheets.

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

The interests subject to the Repurchase Agreement were recorded as contingently redeemable members’ interest in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Topic D-98: Classification and Measurement of Redeemable Securities. This statement requires the issuer to estimate and record value for securities that are mandatorily redeemable when that redemption is not in the control of the issuer. The value for this instrument has been determined based upon the redemption price of par value for the expected 18 million shares of common stock of FXRE subject to the Repurchase Agreement. At December 31, 2007, the value of the interest subject to redemption was recorded at the maximum redemption value of $180,000.

In the first quarter of 2008, a termination event as defined in the Repurchase Agreement was deemed to have occurred as the average closing price of the common stock of FXRE for the consecutive 30-day period following the date of the CKX Distribution (January 10, 2008) exceeded a price per share that attributes an aggregate value to the Purchased Securities of greater than $100 million. Thus, the Repurchase Agreement has terminated and is no further force and effect. As a result of this termination, as of March 31, 2008, the Company has reclassified to stockholders’ equity the contingently redeemable stockholders’ equity included on the consolidated balance sheet as of December 31, 2007.

Rights Offering and Related Investment Agreements

On March 11, 2008, the Company commenced a registered rights offering pursuant to which it distributed to certain of its stockholders, at no charge, transferable subscription rights to purchase one share of its common stock for every two shares of common stock owned as of March 6, 2008, the record date for the rights offering, at a cash subscription price of $10.00 per share. As of the commencement of the offering, the Company had 39,790,247 shares of common stock outstanding. As part of the transaction that created the Company in June 2007, the Company agreed to undertake the rights offering, and certain stockholders who own, in the aggregate, 20,046,898 shares of common stock, waived their rights to participate in the rights offering. As a result, the rights offering was made only to stockholders who owned, in the aggregate, 19,743,349 shares of common stock as of the record date, resulting in the distribution of rights to purchase up to 9,871,674 shares of common stock in the rights offering. The rights offering expired on April 18, 2008, one week later than its initially scheduled expiration date as a result of being extended on April 9, 2008.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The rights offering was made to fund certain obligations, including short-term obligations described elsewhere herein. On January 9, 2008, Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, and The Huff Alternative Fund, L.P. (“Huff”) and The Huff Alternative Parallel Fund, L.P. (collectively, “Huff”), one of the Company’s principal stockholders, entered into investment agreements with the Company, pursuant to which they agreed to purchase shares that were not otherwise subscribed for in the rights offering, if any, at the same $10.00 per share subscription price. In particular, under Huff’s investment agreement with the Company, as amended, Huff agreed to purchase the first $15 million of shares (1.5 million shares at $10 per share) that were not subscribed for in the rights offering, if any, and 50% of any other unsubscribed shares, up to a total investment of $40 million; provided, however, that the first $15 million was reduced by $11.5 million, representing the aggregate value of the 1,150,000 shares acquired by Huff upon the exercise on April 1, 2008 of its own subscription rights in the offering, and provided further that Huff was not obligated to purchase any shares beyond its initial $15 million investment in the event that Mr. Sillerman did not purchase an equal number of shares at the $10 price per share pursuant to the terms of his investment agreement with the Company. Under his investment agreement with the Company, Mr. Sillerman agreed to subscribe for his full pro rata amount of shares in the rights offering (representing 3,037,265 shares), and agreed to purchase up to 50% of the shares that were not sold in the rights offering after Huff’s initial $15 million investment at the same subscription price per share offered in the offering. On March 12, 2008, Mr. Sillerman subscribed for his full pro rata amount of shares resulting in his purchase of 3,037,265 shares. On May 13, 2008, pursuant to and in accordance with the terms of the investment agreements described above, Mr. Sillerman and Huff purchased an aggregate of 4,969,112 shares that were not otherwise sold in the offering. The Company generated aggregate gross proceeds of approximately $98.7 million from the rights offering and from sales under the related investment agreements described above. In conjunction with the shares purchased by Huff pursuant to its investment agreement with the Company, Huff purchased one share of the Company’s special preferred stock for a purchase price of $1.00. On May 7, 2008, the Company created this one special share of preferred stock by filing a Certificate of Designation with the Secretary of State of Delaware. For more information regarding the rights and privileges associated with the share of preferred stock purchased by Huff and other matters relating to Huff’s purchase of shares under the investment agreement, please see “Part II—Other Information—Item 5. Other Information” below.

Conditional Option Agreement with 19X

On February 28, 2008, the Company entered into an Option Agreement with 19X, Inc. pursuant to which, in consideration for annual option payments as described below, the Company will have the right to acquire an 85% interest in the Elvis Presley business currently owned and operated by CKX, Inc. through its EPE subsidiaries at an escalating price over time as set forth below. Because 19X will only own those rights upon consummation of its pending acquisition of CKX, the effectiveness of the Option Agreement is conditioned upon the closing of 19X’s acquisition of CKX. In the event that the merger agreement between 19X and CKX is terminated without consummation or the merger fails to close for any reason, the proposed Option Agreement with 19X will also terminate and thereafter have no force and effect.

Upon effectiveness of the proposed Option Agreement, and in consideration for annual option payments described below, we would have the right (but not the obligation) to acquire the 85%-interest in the Elvis Presley business (the “Presley Interests”), structured as follows:

•	Beginning on the date of the closing of 19X’s acquisition of CKX and for the ensuing 48 months, the Company will have the right to acquire the Presley Interests for $650 million.

•	Beginning 48 months following the date of the closing of 19X’s acquisition of CKX and for the ensuing six month period, the Company will have the right to acquire the Presley Interests for $700 million.

•	Beginning 54 months following the date of the closing of 19X’s acquisition of CKX and for the ensuing six month period, the Company will have the right to acquire the Presley Interests for $750 million.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

•	Beginning 60 months following the date of the closing of 19X’s acquisition of CKX and for the ensuing six month period, the Company will have the right to acquire the Presley Interests for $800 million.

•	Beginning 66 months following the date of the closing of 19X’s acquisition of CKX and for the ensuing six month period, the Company will have the right to acquire the Presley Interests for $850 million.

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

The total amount of the option payment shall be $105 million payable over five years, with each annual payment set forth below payable in four equal cash installments (except as described below) per year:

•	Year one annual payment — $15 million

•	Year two annual payment — $15 million

•	Year three annual payment — $20 million

•	Year four annual payment — $25 million

•	Year five annual payment — $30 million

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

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income

The following table is a reconciliation of the Company’s net loss to comprehensive loss for the three months ended March 31, 2008:

Three Months
Ended,
March 31, 2008
(Amounts in thousands)

Net loss	$(25,033)
Other comprehensive loss:
Unrealized loss on marketable securities	(14,372)

Comprehensive loss	$(39,405)

Marketable securities at March 31, 2008 and December 31, 2007 consist only of the Riv Shares owned by FXRE. These securities are classified as available for sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value with the unrealized gain or loss reported in the other comprehensive income as a separate component of stockholders’ equity. Based on the Company’s evaluation of the underlying reasons for the unrealized losses associated with the Riv Shares and its ability and intent to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company does not consider the losses to be other than temporary as of March 31, 2008. If a decline in fair value is determined to be other than temporary, an impairment loss would be recognized and a new cost basis in the investment would be established. Fair value is determined by currently available market prices.

4.	Going Concern

Our independent registered public accounting firm issued an audit report dated March 3, 2008 pertaining to the Company’s consolidated financial statements for the year ended December 31, 2007 included in the Form 10-K that contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern due to the need to secure additional capital in order to pay obligations as they become due. The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in note 7, the Metroflag entities have $475 million in loans secured by the Park Central site that become due and payable on July 6, 2008, subject to the Company’s conditional right to extend the maturity date for up to two six (6) month extensions. The Company intends to extend the existing mortgage loan on July 6, 2008 for an additional six month period and to subsequently refinance this loan in connection with the redevelopment plan for the Park Central site. The Company’s ability to extend the loan is subject to its ability to raise additional cash above and beyond the proceeds from the rights offering prior to July 6, 2008. The Company’s ability to refinance the loan and the valuation of the property could be affected by the ability to effectively execute the Park Central site redevelopment plan. The Company also has an obligation to pay license fees in accordance with the license agreements described in note 9. If these payments are not made, the Company could lose its rights under these agreements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5.	Loss Per Share/Common Shares Outstanding

Loss per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted loss per share includes the determinants of basic loss per share and, in addition, gives effect to potentially dilutive common shares. The diluted loss per share calculations exclude the impact of all share-based stock awards because the effect would be anti-dilutive. For the three months ended

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

March 31, 2008, 9,450,000 shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

6.	Incidental Operations

The Company follows the provisions of Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Operations of Real Estate Projects (“SFAS 67”) to account for certain operations of Metroflag. In accordance with SFAS 67, these operations are considered “incidental,” and as such, for each entity, incremental costs in excess of incremental revenue have been charged to expense as incurred.

The following table summarizes the results from the incidental operations for the three months ended March 31, 2008 and the three months ended March 31, 2007 (Predecessor):

		Predecessor
	Three Months	Three Months
	Ended,	Ended,
	March 31, 2008	March 31, 2007
	(Amounts in thousands)

Revenue	$4,569	$3,551
Depreciation	(5,396)	(5,752)
Operating & other expenses	(3,226)	(2,219)

Loss from incidental operations	$(4,053)	$(4,420)

7.	Debt and Notes Payable

The Company’s debt as of March 31, 2008 includes mortgage notes to Credit Suisse in the principal amount of $475 million (the “Credit Suisse Notes”). The Company uses escrow accounts to fund future pre-development and other spending and interest on the Credit Suisse Notes. The balance in such escrow accounts as of March 31, 2008 was $47.4 million. The Credit Suisse Notes, which is comprised of three separate tranches, expires on July 6, 2008, but can be extended for up to two six month periods. The Credit Suisse Notes are classified as a current liability because the Company is uncertain if it will have sufficient financial resources to extend the loan because the extensions require that the Company deposit additional amounts into predevelopment, operating and interest reserve accounts. On May 7, 2008, the Company delivered a notice to the lenders exercising its conditional right to extend the loan for the initial six month period. The Company anticipates that this initial six month extension will require a deposit of approximately $50 million into reserve accounts on or prior to July 6, 2008, which amount will need to be obtained through additional debt or equity financing. The second six month extension will likely require the Company to obtain additional debt or equity financing. Interest rates on the Credit Suisse Notes are at LIBOR plus applicable margins ranging from 150 basis points on the $250 million tranche; 400 basis points on the $30 million tranche; and 900 basis points on the $195 million tranche; the effective interest rates on each tranche at March 31, 2008 were 4.1%, 6.6% and 11.6%, respectively. The Credit Suisse Notes are secured by a first and second lien security interest in the assets of the Park Central subsidiaries. The Credit Suisse Notes contain certain financial and other covenants. The Company was in compliance with all covenants as of March 31, 2008.

On June 1, 2007, the Company obtained a $23 million loan from an affiliate of Credit Suisse (the “Riv Loan”), the proceeds of which were used to fund the Riviera transactions. The Riv Loan bore interest at a rate of LIBOR plus 250 basis points. The Riv Loan was repaid in full and retired on its maturity date of March 15, 2008 with proceeds from the rights offering.

On September 26, 2007, the Company obtained a $7.7 million margin loan from Bear Stearns, which, along with the CKX loan (see note 8), was used to fund the exercise of the Riv Option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The Bear Stearns

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

margin loan requires maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. The effective interest rate on the margin loan at March 31, 2008 was 4.1%.

Please see note 8 for a description of the CKX loan and other related party debt.

Predecessor

Metroflag’s (as Predecessor) outstanding debt at March 31, 2007 included a $285 million floating rate mortgage loan to Barclay’s Capital Real Estate, Inc. The loan had a maximum principal amount of up to $300 million at 3.85% above LIBOR, payable in monthly installments for interest only until the original maturity date of January 9, 2007. Metroflag also had a $10 million floating rate mortgage loan to Barclays Capital Real Estate, Inc. The loan had a maximum principal of up to $10 million at 3.85% above LIBOR, payable in monthly installments for interest only until the original maturity date of January 9, 2007. The Barclays notes were secured by a first lien security interest in substantially all of Metroflag’s assets, including the Park Central site.

On May 11, 2007, Metroflag refinanced substantially all of their mortgage notes and other long-term obligations with two notes totaling $370 million from Credit Suisse Securities USA, LLC. The maturity date of these notes were May 11, 2008, with two six-month extension options subject to payment of a fee and the Company’s compliance with the terms of an extension outlines in the loan documents. The loans required that the Company establish and maintain certain reserves including a reserve for payment of fixed expenses, a reserve for interest, a reserve for “predevelopment costs” as defined and budgeted for in the loan documents, a reserve for litigation and a reserve for “working capital.” This loan was repaid with proceeds from the Credit Suisse Notes on July 6, 2007.

8.	Related Party Debt

On June 1, 2007, the Company signed a promissory note with Flag for $1.0 million, representing amounts owed to Flag related to funding for the purchase of the shares of Flag Luxury Riv. The note bears interest at 5% per annum through December 31, 2007 and 10% from January 1, 2008 through March 31, 2008, the maturity date of the note. The Company discounted the note to fair value and records interest expense accordingly. The note is included in related party debt in the accompanying balance sheets. On April 17, 2008, this note was repaid in full and retired with proceeds from the rights offering.

On September 26, 2007, the Company entered into a Line of Credit Agreement with CKX pursuant to which CKX agreed to loan up to $7.0 million to the Company, $6.0 million of which was drawn down on September 26, 2007 and is evidenced by a promissory note dated September 26, 2007. The proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to fund the exercise of the Riv Option. The loan bears interest at LIBOR plus 600 basis points and is payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. Messrs. Sillerman, Kanavos and Torino, severally but not jointly, have secured the loan by pledging, pro rata, an aggregate of 972,762 shares of our common stock. The interest rate on the loan at March 31, 2008 was 8.7%. On April 17, 2008, the loan was repaid in full and the line of credit was retired with proceeds from the rights offering and all of the shares pledged by Messrs. Sillerman, Kanavos and Torino to secure the loan were released and returned to them.

9.	License Agreements with Related Parties

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

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Under the terms of the license agreement with EPE, FXLR is required to pay a guaranteed annual minimum royalty payment (against royalties payable for the year in question) of $9 million in each of 2007, 2008, and 2009, $18 million in each of 2010, 2011, and 2012, $22 million in each of 2013, 2014, 2015 and 2016, and increasing by 5% for each year thereafter. The initial payment (for 2007) under the license agreement, as amended, was paid on April 1, 2008, with proceeds from the rights offering. The payment included interest for the period from December 1, 2007 to March 31, 2008 of $315,000, which has been included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The guaranteed annual minimum royalty payment for 2008 is due no later than January 30, 2009.

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

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Under the terms of the license agreement with MAE, FXLR is required to pay a guaranteed annual minimum royalty payment (against royalties payable for the year in question) of $1 million in each of 2007, 2008, and 2009, $2 million in each of 2010, 2011, and 2012, $3 million in each of 2013, 2014, 2015 and 2016 and increasing by 5% for each year thereafter. The initial payment (for 2007) under the license agreement, as amended, was paid on April 1, 2008, with proceeds from the rights offering. The payment included interest for the period from December 1, 2007 to March 31, 2008 of $35,000, which has been included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The guaranteed annual minimum royalty payment for 2008 is due no later than January 30, 2009.

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

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Accounting for Minimum Guaranteed License Payments

FXRE is accounting for the 2008 minimum guaranteed license payments under the EPE and MAE license agreements ratably over the period of the benefit. Accordingly, FXRE included $2.5 million of license fee expense in the accompanying consolidated statement of operations for the three months ended March 31, 2008.

10.	Acquired Lease Intangibles

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The intangible assets related to above-market leases and in-place leases have a weighted average amortization period of approximately 23.0 years and 23.4 years, respectively. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues for the three months ended March 31, 2008 and March 31, 2007 (Predecessor) was less than $0.1 million for both periods. Acquired lease intangibles liabilities, included in the accompanying balance sheets in other current liabilities, are related to below-market leases under which the Company is the lessor. The remaining weighted-average amortization period is approximately 4.6 years.

Acquired lease intangibles consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Assets
Above-market leases	$582	$582
In-place leases	1,320	1,320
Accumulated amortization	(720)	(680)

Net	$1,182	$1,222

Liabilities
Below-market leases	$111	$111
Accumulated accretion	(79)	(72)

Net	$32	$39

11.	Derivative Financial Instruments

Pursuant to the terms specified in the Credit Suisse Notes (as described in note 7), the Company entered into interest rate cap agreements (the “Cap Agreements”) with Credit Suisse with notional amounts totaling $475 million. The Cap Agreements are tied to the Credit Suisse Notes and convert a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lender to protect the lender against the fluctuating market interest rate. The Cap Agreements were not designated as cash flow hedges under SFAS No. 133 and as such the change in fair value is recorded as adjustments to interest expense. The change in fair value of the Cap Agreements for the three months ended March 31, 2008 was a decrease of less than $0.1 million. Metroflag had similar agreements in place in 2007. The change in fair value of those agreements was a decrease of $0.3 million for the three months ended March 31, 2007. The Cap Agreements expire on July 6, 2008.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Operating Leases

The Company’s properties are leased to tenants under operating leases with expiration dates extending to the year 2045. As of March 31, 2008, all but one of the Company’s properties are classified as incidental operations and the Company is depreciating these properties through the end of 2008. The Company expects to incur additional costs related to lease buyouts in conjunction with the redevelopment plan for the Park Central site.

13.	Stockholders’ Equity

As of March 31, 2008 and December 31, 2007, there were 42,827,623 and 39,290,247 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of the Company’s common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

As of March 31, 2008 and December 31, 2007, there were no shares of preferred stock issued and outstanding. The Company’s Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

14.	Share-Based Payments

Stock Option Grants

On January 10, 2008, 6,400,000 stock options were issued to two executive-designees under the terms of the 2007 Executive Plan. The options were issued with a strike price of $20.00 per share and vest 20% on each anniversary from the date of grant. The term of the options granted is 10 years. As the executive-designees were not employees as of the date of grant or on March 31, 2008, the Company has accounted for the grants in accordance with SFAS 123R, Share-Based Payment and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the options be recorded at their fair value on the measurement date and that the fair value of the options be adjusted periodically over the vesting periods until such point as the executive-designees become employees.

The fair value of the options granted was $0.70 per option at March 31, 2008. Fair value at March 31, 2008 was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	3.74%
Volatility	39.0%
Weighted average expected life remaining at March 31, 2008	6.25 years
Dividend yield	0.0%

The Company estimated the original weighted average expected life of its stock option grants at the midpoint between the vesting dates and the end of the contractual term. This methodology is known as the simplified method and was used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

The expected volatility is based on an analysis of comparable public companies operating in our industry.

As of March 31, 2008, the Company has a total of 9,450,000 options outstanding. Compensation expense for stock option grants is being recognized ratably over the vesting periods of the grants and was $0.9 million for the three months ended March 31, 2008.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended March 31, 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2009.

There are no income tax audits currently in process with any taxing jurisdictions.

16.	Litigation

The Company is involved in litigation on a number of matters and is subject to certain claims which arose in the normal course of business, none of which, in the opinion of management, is expected to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

In an action in New York state court, two investors in The Robinson Group, LLC sued the Company’s subsidiary, Metroflag BP and Paul Kanavos, the Company’s President, individually, alleging fraudulent inducement for them to invest in the Robinson Group, a former tenant at the Hawaiian Marketplace, and seeking damages. In its initial decision, the New York state court dismissed all claims except for a claim based on a theory of negligent misrepresentation. On appeal by the Company, the surviving claim was dismissed by the New York State Supreme Court, Appellate Division on May 1, 2008. The time for plaintiffs to make a motion to reargue or appeal this decision has not yet expired.

A dispute is pending with an adjacent property owner, Hard Carbon, LLC, an affiliate of Marriott International Inc. Hard Carbon, the owner of the Grand Chateau parcel adjacent to the Park Central site on Harmon Avenue was required to construct a parking garage in several phases. Metroflag BP was required to pay for the construction of up to 202 parking spaces for use by another unrelated property owner and thereafter not have any responsibility for the spaces. Hard Carbon submitted contractor bids to Metroflag BP which were not approved by Metroflag BP, pursuant to a reciprocal easement agreement encumbering the property. Instead of invoking the arbitration provisions of the reciprocal easement agreement, Hard Carbon constructed the garage without getting the required Metroflag approval. Marriott, on behalf of Hard Carbon, is seeking reimbursement of approximately $7 million. In a related matter, Hard Carbon has asserted that the Company is responsible for sharing the costs of certain road widening work performed by Marriott off of Harmon Avenue, which work Marriott undertook without seeking Metroflag’s approval as required under the reciprocal easement agreement. Settlement discussions between the parties on both matters have resulted in a tentative settlement agreement which would require the Company to make an aggregate payment of $4.3 million, which is accrued as of March 31, 2008 and December 31, 2007. $4.0 million has been placed in a segregated account for this purpose and is included in restricted cash on the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007.

17.	Related Party Transactions

Shared Services Agreement and Arrangements

The Company entered into a shared services agreement with CKX in 2007, pursuant to which employees of CKX, including members of senior management, provide services for us, and certain of our employees, including members of senior management, are expected to provide services for CKX. The services being provided pursuant to the shared services agreement include management, legal, accounting and administrative.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Charges under the agreement are made on a quarterly basis and will be determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives of the parties will meet to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties are obligated to use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described in above.

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

For the three months ended March 31, 2008, CKX incurred and billed FXRE $0.5 million for professional services, consisting primarily of accounting and legal services.

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by our audit and compensation committees. For the three months ended March 31, 2008, Flag incurred and billed FXRE $0.1 million.

Paul Kanavos, the Company’s President, (i) is the Chairman and Chief Executive Officer of Flag Luxury Properties, (ii) owns approximately 30.5% of the outstanding equity of Flag, and (iii) is permitted under the terms of his employment agreement with the Company to devote up to one-third of his time on matters pertaining to Flag. To the extent Mr. Kanavos devotes more than one-third of his time to Flag matters, Flag will be required to reimburse the Company for the fair value of the excess services.

Under the terms of his employment agreement with the Company, Mitchell Nelson, the Company’s General Counsel, is permitted to devote up to one-third of his business time to providing services for or on behalf of Robert F.X. Sillerman, our Chairman and Chief Executive Officer, or Flag, provided that Mr. Sillerman and/or Flag, as the case may be, will reimburse the Company for the fair market value of the services provided for him or it by Mr. Nelson. These services were less than $0.1 million for the three months ended March 31, 2008.

Preferred Priority Distribution

As of March 31, 2008, Flag retained a $45 million preferred priority distribution right in FXLR, which amount was payable upon the consummation of certain predefined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements described in note 2. From and after November 1, 2007, Flag is entitled to receive an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Mr. Sillerman is entitled to receive his pro rata participation of the $45 million preferred priority distribution right held by Flag, when paid by FXLR, based on his ownership interest in Flag.

On May 13, 2008, under their investment agreements with the Company, Mr. Sillerman and Huff purchased an aggregate of 4,969,112 shares not sold in the rights offering. As a result of these purchases and the shares sold in the rights offering, the Company generated gross proceeds of approximately $98.7 million from which it paid to Flag $30 million plus accrued return of approximately $1.0 million through the date of payment as partial satisfaction of the $45 million preferred priority distribution right. For a description of the investment agreements with Mr. Sillerman and Huff, please see “Rights Offering and Related Investment Agreements” under note 2 above.

***********************

FORWARD LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under this Section 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

•	Our current cash flow is not sufficient to meet our current obligations and we will need to obtain additional debt and/or equity financing.

•	We will need to raise substantial additional debt and/or equity financing to implement our business plans.

•	We are highly leveraged and we may have difficulty obtaining additional financing.

•	We have no operating history with respect to our proposed business and we may not be able to successfully implement our business strategy.

•	Our business plan is not expected to generate meaningful revenue for the foreseeable future.

•	The audit opinion from our independent registered public accounting firm dated March 3, 2008 included in the Form 10-K includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern due to our need to secure additional financing to implement our proposed development projects.

•	We have entered into a number of related party transactions with CKX, Inc., 19X, Inc. and Flag Luxury Properties, LLC and their affiliates and may do so in the future, on terms that some stockholders may consider not to be in their best interests.

•	Our hotel development, including our proposed Park Central site redevelopment and the Graceland hotel(s), are subject to timing, budgeting and other risks which could materially adversely affect our business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words “we,” “us,” “our,” “FXRE,” and the “Company” collectively refer to FX Real Estate and Entertainment Inc., and its consolidated subsidiaries, FX Luxury Realty, LLC, BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC. The words “Metroflag” or “Metroflag entities” refer to FX Luxury Realty and its predecessors, including BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Metroflag Polo, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC and Metroflag Management, LLC, the predecessor entities through which our historical business was conducted prior to September 27, 2007. The word “Park Central site” refers to the 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada and owned by us. The word “CKX Distribution” refers to the distribution of 19,743,349 shares of our common stock to CKX, Inc.’s stockholders of record as of December 31, 2007 as a result of which we became a publicly traded company on January 10, 2008.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the historical financial statements and notes thereto and financial information of the Company and Metroflag, as predecessor, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and such historical financial statements and information should not be relied upon by you to evaluate our business and financial condition going forward because they are not representative of our planned business going forward or indicative of our future operating and financial results. For example, as described below and in the historical financial statements, our predecessor Metroflag derived revenue primarily from commercial leasing activities on the properties comprising the Park Central site. We intend to cease engaging in these commercial leasing activities as we implement our redevelopment of the Park Central site.

FX Real Estate and Entertainment Inc. was organized as a Delaware corporation in preparation for the CKX Distribution. On September 26, 2007, holders of common membership interests in FX Luxury Realty, LLC, a Delaware limited liability company, exchanged all of their common membership interests for shares of our common stock. Following this reorganization, FX Real Estate and Entertainment owns 100% of the outstanding common membership interests of FX Luxury Realty. We hold our assets and conduct our operations through our subsidiary FX Luxury Realty and its subsidiaries. All references to FX Real Estate and Entertainment for the periods prior to the date of the reorganization shall refer to FX Luxury Realty and its consolidated subsidiaries. For all periods as of and subsequent to the date of the reorganization, all references to FX Real Estate and Entertainment shall refer to FX Real Estate and Entertainment and its consolidated subsidiaries, including FX Luxury Realty.

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

The following management’s discussion and analysis of financial condition and results of operations is based on the historical financial condition and results of operations of Metroflag, as predecessor, rather than those of FX Luxury Realty, for the three months ended March 31, 2008.

FX Real Estate and Entertainment Operating Results

Our results for the three months ended March 31, 2008 reflected $0.5 million in revenue and $7.2 million in operating expenses. Included in operating expenses is $2.5 million in license fees, representing the first quarter guaranteed annual minimum royalty payments under the license agreements with Elvis Presley Enterprises and Muhammad Ali Enterprises and $3.6 million in corporate expenses, including professional fees related to the CKX Distribution and the Option Agreement, $0.9 million in non-cash compensation related to the issuance of stock options and $0.6 million in shared services charges provided by CKX and Flag pursuant to the shared services agreement.

For the three months ended March 31, 2008, we had $14.2 million in net interest expense.

For the three months ended March 31, 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company owns 1,410,363 shares of common stock of Riviera Holdings Corporation (the “Riv Shares”). As of March 31, 2008, all unrealized losses associated with the Riv Shares are due to the recent decline in the stock price of Riviera Holdings Corporation and have been recorded in other comprehensive income as a separate component of stockholders’ equity as the Company does not consider the losses to be other than temporary. The unrealized losses are considered other than temporary due to our evaluation of the underlying reasons for the decline in stock price, including weakening conditions in the market that Riviera Holdings Corporation operates, and our ability and intent to hold the Riv Shares for a reasonable amount of time sufficient for an expected recovery of fair value. If in the future we determine that the decline in the stock price is determined to be other than temporary, an impairment loss would be recognized and a new cost basis in the Riv Shares would be established.

Metroflag Operating Results

The Park Central site is occupied by a motel and several retail and commercial tenants with a mix of short and long-term leases. The historical business of Metroflag was to acquire the parcels and to engage in commercial leasing activities. All revenues are derived from these commercial leasing activities and include minimum rentals and percentage rentals on the retail space.

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

Given the significance of the Metroflag operations to our current and future results of operations and financial condition, we believe that an understanding of Metroflag’s reported results, trends and performance is enhanced by presenting its results of operations on a stand-alone basis for the three months ended March 31, 2008 and 2007 (Predecessor). This stand-alone financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2007.

Metroflag Results for the three months ended March 31, 2008 and 2007

	Three Months,	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007	Variance
	(Amounts in thousands)

Revenue	$485	$1,348	$(863)
Operating expenses	(1,036)	(586)	(450)
Depreciation and amortization	(6)	(89)	83

Income (loss) from operations	(557)	673	(1,230)
Interest expense, net	(13,288)	(10,912)	(2,376)
Loss from incidental operations	(4,053)	(4,420)	367

Net loss	$(17,898)	$(14,659)	$(3,239)

Revenue

Revenue decreased $0.9 million, or 64%, to $0.5 million in the first quarter of 2008 as compared to the first quarter of 2007 due primarily to the classification of the operations of an additional property as incidental operations in the fourth quarter of 2007, offset by a $0.1 million increase in revenue at the property still included in operations.

Operating Expenses

Operating expenses increased $0.5 million, or 77%, in the first quarter of 2008 as compared to the first quarter of 2007 due primarily to higher overhead costs primarily associated with the redevelopment plan for the Park Central site, including the hiring of Barry Shier, our Chief Operating Officer, and other increased headcount.

Depreciation and Amortization Expense

Depreciation and amortization expense declined by $0.1 million in the first quarter of 2008 as compared to the first quarter of 2007 due primarily to the operations of an additional property being classified as incidental operations in the fourth quarter of 2007.

Interest Income/Expense

Interest expense, net increased $2.4 million, or 22%, to $13.3 million in the first quarter of 2008 as compared to the first quarter of 2007 due to borrowings of $475 million as of March 31, 2008 compared to $295 million as of March 31, 2007, offset in part by lower rates in 2008.

Loss from Incidental Operations

Loss from incidental operations decreased $0.4 million, or 8%, to $4.1 million in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to a decrease in depreciation and amortization in 2008 as a result of a change in the estimated remaining lives of the properties classified as incidental operations. Higher revenue included in the results from incidental operations in the first quarter of 2008 was offset by higher operating expenses primarily as the result of an additional property being classified as incidental operations in the 2008 period.

Liquidity and Capital Resources

Introduction — The historical financial statements and financial information of our predecessor, the Metroflag entities, included in this quarterly report are not representative of our planned business going forward or indicative of our future operating and financial results. Our current cash flow and cash on hand of $10.5 million at March 31, 2008 are not sufficient to fund our current operations or to pay obligations scheduled to come due over the ensuing six months, including our $475 million Park Central Loan, which matures on July 6, 2008, subject to our conditional right to extend as described below. We generated aggregate gross proceeds of approximately $98.7 million from the rights offering and from sales under the related investment agreements, as amended, between us and Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (collectively “Huff”). On March 13, 2008, we used $23 million of the proceeds from the rights offering to repay our $23 million Riv loan (as more fully described below). On April 1, 2008, we paid the guaranteed annual minimum royalty payments of $10 million (plus accrued interest of $0.35 million) for 2007 under the license agreements, as amended, with Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises, LLC, out of proceeds from the rights offering. On April 17, 2008, we used $7 million of the proceeds from the rights offering to repay in full and retire the Flag promissory note for $1.0 principal amount and the CKX loan for $6.0 million principal amount (as more fully described below). On May 13, 2008, we used approximately $31 million of proceeds from sales under the investment agreements referenced above to pay Flag $30 million plus accrued return of approximately $1.0 million through the date of payment as partial satisfaction of its $45 million preferred priority distribution right (as described below). We intend to use the remainder of the proceeds from the rights offering and the sales under the related investment agreements to satisfy certain other obligations and working capital requirements. However, we still need to seek additional financing prior to July 6, 2008 in order to obtain an extension of the Park Central Loan. We have no current plans with respect to securing any such financing and there can be no guarantee that we will be able to secure such financing on terms that are favorable to our business or at all.

Our independent registered public accounting firm’s report dated March 3, 2008 to our consolidated financial statements for the year ended December 31, 2007 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.

Most of our assets are encumbered by our debt obligations as described below.

Riv Loan — On June 1, 2007, FX Luxury Realty entered into a $23 million loan with an affiliate of Credit Suisse. Proceeds from this loan were used for: (i) the purchase of the membership interests in RH1, LLC for $12.5 million from an affiliate of Flag Luxury Properties; (ii) payment of $8.1 million of the purchase price for the membership interests in Flag Luxury Riv, LLC; and (iii) repayment of $1.2 million to Flag Luxury Properties for funds advanced for the purchase of the 50% economic interest in the option to purchase an additional 1,147,550 shares of Riviera Holdings Corporation at a price of $23 per share. The Riv loan was personally guaranteed by Robert F.X. Sillerman. The Riv loan, as amended on September 24, 2007, December 6, 2007 and February 27, 2008, was due and payable on March 15, 2008. We were also required to make mandatory pre-payments under the Riv loan out of certain proceeds from equity transactions as defined in the loan documents. The Riv loan bore interest at a rate of LIBOR plus 250 basis points. The interest rate on the Riv loan at March 13, 2008, the date of repayment, was 5.4%. Pursuant to the terms of the Riv loan, FX Luxury Realty was required to establish a segregated interest reserve account at closing. At March 13, 2008, the date of repayment, FX Luxury Realty had $0.1 million on deposit in this interest reserve fund which had been classified as restricted cash on the accompanying consolidated balance sheet as of December 31, 2007. As described above, on March 13, 2008, we repaid in full and retired the Riv loan with proceeds from the rights offering.

Park Central Loan — On May 11, 2007, an affiliate of Credit Suisse entered into a $370 million senior secured credit term loan facility relating to the Park Central site, the proceeds of which were used to repay the then-existing mortgages on the Park Central site. The borrowers were BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC, subsidiaries of FX Luxury Realty. The loan was structured as a $250 million senior secured loan and a $120 million senior secured second lien loan. On July 6, 2007, simultaneously with FX Luxury Realty’s acquisition of the remaining 50% ownership interest in Metroflag, we amended the senior secured credit term loan facility, increasing the total amounts outstanding under the senior secured loan, referred to herein as the Park Central Senior Loan, and senior secured second lien loan, referred to herein as the Park Central Second Lien Loan, to $280 million and $195 million, respectively. The two loans are referred to collectively herein as the Park Central Loan. The Park Central Senior Loan is divided into a $250 million senior tranche, or Tranche A, and a $30 million junior tranche, or Tranche B. Interest is payable on the Park Central Senior Loan Tranche A and Tranche B and Park Central Second Lien Loan based on 30-day LIBOR plus 150 basis points, plus 400 basis points and plus 900 basis points, respectively. On December 31, 2007, the applicable LIBOR rate was 5.03%. The interest rates on the Park Central Senior Loan Tranche A and Tranche B and Park Central Second Lien Loan March 31, 2008 were 4.1%, 6.6% and 11.6%, respectively. We also purchased a cap to protect the 30-day LIBOR rate at a maximum of 5.5%. Pursuant to the terms of the Park Central Loan, we had funded segregated reserve accounts of $84.7 million for the payment of future interest payable on the loan and to cover expected carrying costs, operating expenses and pre-development costs for the Park Central site which are expected to be incurred during the initial term of the loan. The loan agreement provides for all collections to be deposited in a lock box and disbursed in accordance with the loan agreement. To the extent there is excess cash flow, it is to be placed in the pre-development reserve loan account. We had approximately $47.4 million on deposit in these accounts as of March 31, 2008. The Park Central Loan is due and payable on July 6, 2008, provided that if we are not in default under the terms of the loan and meet certain other requirements, including depositing additional amounts into the interest reserve, carrying cost reserve, predevelopment reserve and operating expense reserve accounts, we may elect to extend the maturity date for up to two additional six month periods. On May 7, 2008, we delivered a notice to the lenders exercising our right to extend the loan for the initial six month period. We anticipate that this initial six month extension will require us to deposit approximately $50 million into reserve accounts on or prior to July 6, 2008, which amount will need to be obtained through additional debt or equity financing. The second six month extension will likely require us to obtain additional debt or equity financing. There is no guarantee that we will be able to obtain such financing on terms favorable to our business or at all. The Park Central Loan is secured by first lien and second lien security interests in substantially all of the assets of Metroflag, including the Park Central site. The Park Central Loan is not guaranteed by FX Luxury Realty. The Park Central Loan includes certain financial and other maintenance covenants on the Park Central site including limitations on indebtedness, liens, restricted payments, loan to value ratio, asset sales and related party transactions. The financial covenants on the $280 million tranche are: (i) the ratio of total indebtedness to the appraised value of the Park Central site real property under that loan can not exceed 66.5%; and (ii) the ratio of the outstanding principal amount of the Park Central Senior Loan to the total appraised value of the Park Central site real property can not exceed 39.0%. The financial covenant on the $195 million tranche is: (i) the ratio of total indebtedness to total appraised value of the Park Central site real property under that loan can not exceed 66.5%. FX Luxury Realty and Flag Luxury Properties have issued a joint and severable guarantee to the lenders under the Park Central Loan for any losses they incur solely as a result of certain limited circumstances including fraud or intentional misrepresentation by the borrowers, FX Luxury Realty and Flag Luxury Properties and gross negligence or willful misconduct by the borrowers. Flag Luxury Properties’ guarantee terminated on the date it distributed its shares of our common stock to its members and certain employees.

Also on June 1, 2007, FX Luxury Realty signed a promissory note with Flag Luxury Properties for $1.0 million, representing amounts owed to Flag Luxury Properties related to funding for the purchase of the shares of Flag Luxury Riv. The note, included in related party debt on the accompanying audited consolidated balance sheet, bears interest at 5% per annum through December 31, 2007 and 10% from January 1, 2008 through maturity. The Company discounted the note to fair value and records interest expense accordingly. As described above, on April 17, 2008, we repaid in full and retired this note with proceeds from the rights offering.

CKX Line of Credit — On September 26, 2007, CKX entered into a Line of Credit Agreement with us pursuant to which CKX agreed to loan up to $7.0 million to us, $6.0 million of which was drawn down on September 26, 2007 and is evidenced by a promissory note dated September 26, 2007. We used $5.5 million of the proceeds of the loan, together with proceeds from additional borrowings, to exercise our option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The loan bears interest at LIBOR plus 600 basis points and is payable upon the earlier of (i) two years and (ii) our consummation of an equity raise at or above $90.0 million. On March 31, 2008 the effective interest rate on this loan was 8.7%. As described below, on April 17, 2008, we repaid this loan in full and retired the line of credit with proceeds from the rights offering.

Bear Stearns Margin Loan — Also on September 26, 2007, we entered into a $7.7 million margin loan with Bear Stearns. We used the proceeds of the loan, together with the proceeds from the CKX line of credit, to exercise the option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The margin loan requires a maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. On March 31, 2008 the effective interest rate on this loan was 4.1%.

Debt Covenants — The Park Central Loan and our other debt instruments contain covenants that regulate our incurrence of debt, disposition of property and capital expenditures. We were in compliance with all loan covenants as of March 31, 2008.

Preferred Priority Distribution — In connection with CKX’s $100 million investment in FXLR on June 1, 2007, CKX agreed to permit Flag Luxury Properties to retain a $45 million preferred priority distribution right which amount will be payable from the proceeds of certain pre-defined capital transactions, including payment of $30 million from the proceeds of the rights offering and, if applicable, sales under the related investment agreements described elsewhere herein. From and after November 1, 2007, Flag Luxury Properties is entitled to an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Robert F.X. Sillerman, our Chairman and Chief Executive Officer and Paul Kanavos, our President, each own directly and indirectly an approximate 30.5% interest in Flag Luxury Properties and each will receive his pro rata share of the priority distribution, when made. As described above, on May 13, 2008, we paid to Flag with proceeds from sales under the related investment agreements $30 million plus accrued return of approximately $1.0 million through the date of payment as partial satisfaction of its $45 million preferred priority distribution right.

Shier Stock Purchase — In connection with and pursuant to the terms of his employment agreement, on January 3, 2008, Barry Shier, our Chief Operating Officer, purchased 500,000 shares of common stock at a price of $5.14 per share, for aggregate consideration of $2.57 million.

Cash Flow for the three months ended March 31, 2008

Operating Activities

Cash used in operating activities of $12.6 million for the three months ended March 31, 2008 consisted primarily of the net loss for the period of $25.0 million, which includes depreciation and amortization costs of $5.4 million, deferred financing cost amortization of $3.3 million and share-based payments of $0.9 million. There were changes in working capital levels during the period of $2.9 million, which includes a $2.5 million accrual for the Elvis Presley Enterprises and Muhammad Ali Enterprises license agreements for the first quarter of 2008.

Investing Activities

Cash provided by investing activities of $10.2 million for the three months ended March 31, 2008 reflects $2.1 million of development costs capitalized during the period, offset by $12.3 million of restricted cash used.

Financing Activities

Cash provided by financing activities of $10.3 million for the three months ended March 31, 2008 reflects proceeds from the rights offering and other issuances of stock of $32.9 million, offset by repayment of the $23.0 million Riv loan.

Metroflag — Historical Cash Flow for the three months ended March 31, 2007

Operating Activities

Net cash used in operating activities of $9.7 million for the three months ended March 31, 2007 consisted primarily of the net loss for the period of $14.7 million, which includes depreciation and amortization costs of $5.8 million, and changes in working capital levels of $0.8 million.

Investing Activities

Cash used in investing activities of $3.6 million for the three months ended March 31, 2007 consisted primarily of net deposits into restricted cash accounts required under various lending agreements of $3.6 million for the three months ended March 31, 2007.

Financing Activities

Net cash provided by financing activities of $6.0 million for the three months ended March 31, 2007 reflects proceeds from members’ loans used to fund redevelopment working capital.

Uses of Capital

At March 31 2008, we had $489.7 million of debt outstanding and $10.5 million in cash and cash equivalents.

Our current cash on hand is not sufficient to fund our current operations including payments of interest and principal due on our outstanding debt. Most of our assets are encumbered by our debt obligations. In total, we generated aggregate gross proceeds of approximately $98.7 million from the rights offering and from sales under the related investment agreements. On March 13, 2008, we used $23 million of the proceeds from the rights offering to repay our $23 million Riv loan (as more fully described above). On April 1, 2008, we paid the guaranteed annual minimum royalty payments of $10 million (plus accrued interest of $0.35 million) for 2007 under the license agreements, as amended, with Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises, LLC, out of proceeds from the rights offering. On April 17, 2008, we used $7 million of the proceeds from the rights offering to repay in full and retire the Flag promissory note for $1.0 principal amount and the CKX line of credit for $6.0 million principal amount (as more fully described above). On May 13, 2008, we used approximately $31 million of proceeds from sales under the investment agreements referenced above to pay Flag $30 million plus accrued return of approximately $1.0 million through the date of payment as partial satisfaction of its $45 million preferred priority distribution right (as described above). We intend to use the remainder of the proceeds from the rights offering and the sales under the related investment agreements to satisfy certain other obligations and working capital requirements. However, we still need to seek additional financing prior to July 6, 2008 in order to obtain an extension of the Park Central Loan. We have no current plans with respect to securing any such financing and there can be no guarantee that we will be able to secure such financing on terms that are favorable to our business or at all.

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

Capital Expenditures

Our business plan is to develop and manage hotels and attractions worldwide including the redevelopment of our Park Central site in Las Vegas, the development of one or more hotel(s) at or near Graceland and the development of Elvis Presley and Muhammad Ali-themed hotels and attractions worldwide. Our plans regarding the size, scope and phasing of the redevelopment of the Park Central site may change as we formulate and finalize our development plans. These changes may impact the timing and cost of the redevelopment. Based on preliminary budgets, management estimates total construction costs of the current plan to be approximately $3.1 billion (exclusive of land cost and related financing and other pre-opening costs) and estimates it will capitalize development costs of approximately $20 million during 2008. Although we expect that development of and construction of the Graceland hotel(s) will require very substantial expenditures over a period of several years, it is too early in the planning stages of such project to accurately estimate the potential costs of such project.

In connection with and as a condition to the Park Central Loan we have funded a segregated escrow account for the purpose of funding pre-development costs in connection with re-developing the property which we expect to incur over the next twelve months. The balance in the pre-development escrow account at March 31, 2008 and December 31, 2007 was $24.8 million and $25.9 million, respectively, which is included in restricted cash on our balance sheet.

Dividends

We have no intention of paying any cash dividends on our common stock for the foreseeable future. The terms of any future debt agreements we may enter into are likely to prohibit or restrict the payment of cash dividends on our common stock.

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

Application of Critical Accounting Policies

During the three months ended March 31, 2008, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Form 10-K, as amended, for the year ended December 31, 2007.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008 for financial assets and liabilities and after January 1, 2009 for non-financial assets and liabilities. The Company has adopted SFAS 157 for its marketable securities (see note 2, Investment in Riviera). The Company’s marketable securities qualify as level one financial assets in accordance with SFAS 157 as they are traded on an active exchange market and are fair valued by obtaining quoted prices for other identical market transactions from readily available pricing sources. The Company does not have any level two or level three financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008 the Company elected to not report any additional assets and liabilities at fair value.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates, interest rates and the market price of our common stock. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

Approximately $14 million of the debt we had outstanding at March 31, 2008 pays interest at variable rates. Accordingly, a 1% increase in interest rates would increase our annual borrowing costs by $0.1 million.

The $475 million secured by the Park Central site pays interest at variable rates ranging from 4.1% to 11.6% at March 31, 2008. We have entered into interest rate agreements with a major financial institution which cap the maximum Eurodollar base rate payable under the loan at 5.50%. The interest rate cap agreements expire on July 6, 2008.

Foreign Exchange Risk

We presently have no operations outside the United States. As a result, we do not believe that our financial results have been or will be materially impacted by changes in foreign currency exchange rates.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not require a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly public companies.

Although not required, the Company has identified, and Ernst & Young, our independent registered public accounting firm, communicated certain material weaknesses in internal controls. At March 31, 2008, there are material weaknesses in internal control over financial reporting, including internal controls over accrual accounting, accounting for bad debts, leases, acquisitions of intangible assets, derivative financial instruments and contingencies.

As of December 31, 2008, Section 404 will require us to assess and attest to the effectiveness of our internal control over financial reporting and will require our independent registered public accounting firm to attest as to the effectiveness of our internal control over financial reporting.

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2008. Based on this evaluation, the chief executive officer and chief financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Note 16 to the Company’s Consolidated and Combined Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 5.	OTHER INFORMATION

As described in note 2 to the Company’s Consolidated and Combined Financial Statements included elsewhere in this report, on May 7, 2008, the Company created one special share of preferred stock by filing a Certificate of Designation with the Secretary of State of the State of Delaware thereby amending its Amended and Restated Certificate of Incorporation. The Company issued this one share of special preferred stock to Huff on May 13, 2008 in accordance with the parties’ investment agreement.

Under the terms of the special preferred stock as specified in the Certificate of Designation, Huff appointed one member to the Company’s Board of Directors effective May 13, 2008. Under the terms of the special preferred stock as specified in the Certificate of Designation, Huff is entitled to appoint a member to the Company’s Board of Directors so long as it continues to beneficially own at least 20% of the 6,611,998 shares of the Company’s common stock it currently owns. The Huff director designee has the right, subject to any restrictions of The NASDAQ Global Market or the Securities and Exchange Commission, or applicable law, to be a member of, and the chairman of, any committee of the Board of Directors formed for the purpose of reviewing any “related party transaction” that is required to be disclosed pursuant to Section 404 of the Sarbanes Oxley Act of 2002 or any successor rule or regulation or any transaction, contract, agreement, understanding, loan, advance or guarantee with, or for the benefit of, any of the Company’s directors, officers or affiliates, including any such committee that may be formed pursuant to the applicable rules and regulations of the Securities and Exchange Commission or The NASDAQ Global Market. However, if the Huff director designee would not be deemed independent or disinterested with respect to a related party transaction and therefore would not satisfy The NASDAQ Global Market or other applicable requirements for serving on the special committee formed with respect thereto, the Huff director designee will not serve on the relevant special committee but will have the right to attend meetings of such special committee as an observer, subject to any restrictions of The NASDAQ Global Market or applicable law. Furthermore, in the event that the attendance at any meetings of any such special committee would raise confidentiality issues as between the parties to the transaction that, in the reasonable opinion of counsel to the relevant special committee, cannot be resolved by a confidentiality agreement, the Huff director designee shall be required to recuse himself from such meetings.

In addition, so long as Huff continues to own more than 15% of its 6,611,998 shares of common stock, Huff shall be entitled, at its option, to designate, by written notice to the Company, one individual as an observer to the Company’s Board of Directors and all committees of the Board of Directors. Once Huff ceases to beneficially own 15% of these shares, the Company has the right to convert the special preferred stock into one share of common stock. The Huff Board observer shall be entitled to attend all meetings of the Company’s Board of Directors and any committees thereof, to be given advance notice of all meetings not later than the time notice is given to any member of the Board of Directors and to receive upon issuance to the members of the Board of Directors or any committees thereof any materials prepared for the members of the Board of Directors or committees thereof (but shall have no right to participate in such meetings). The Huff Board observer shall be afforded the same rights and privileges as other members of the Company’s Board of Directors, other than the right to vote on matters brought before the members, including, without limitation, rights to indemnification, insurance, notice, information and the prompt reimbursement of expenses (but not the payment of director fees). The rights and privileges of the Huff Board observer, including the right to attend meetings of the Board of Directors or any committee thereof, are limited to the extent of any restrictions of The NASDAQ Global Market or applicable law. Furthermore, the Company’s Board of Directors and each committee thereof has the absolute and unfettered right, exercisable at its sole and absolute discretion, to exclude the Huff Board observer from any meeting thereof.

In connection with Huff’s purchase of the shares of common stock and the special preferred stock in the second quarter of 2008, the Company paid Huff a commitment fee of $715,000, and the parties entered into a registration rights agreement. Under the registration rights agreement, the Company is obligated to file a registration statement on Form S-1 registering such number of Huff’s 6,611,998 shares as Huff shall designate within ninety (90) days after April 18, 2008. At such time as the Company becomes eligible to file a registration statement on Form S-3, upon request from Huff, the Company is obligated to register the remaining Huff shares not registered pursuant to the first registration; provided, however, if the Company is not eligible to file a registration statement on Form S-3 by January 9, 2009, the Company is obligated to file a registration statement on Form S-1 to register the balance of the shares then held by Huff. Huff is also entitled to unlimited piggyback rights, subject to certain pro rata cutbacks in underwritten offerings for the account of the Company.

The summary of terms of the special preferred stock as described herein is qualified in its entirety by reference to the text of the Certificate of Designation, which is filed as Exhibit 3.1 to this report and incorporated by reference herein.

As described in note 7 to the Company’s Consolidated and Combined Financial Statements included elsewhere herein, on May 7, 2008, the Company delivered a notice to the lenders under its $475 million Park Central loan exercising the Company’s conditional right to extend the maturity of the loan for a six month period through January 6, 2008.

ITEM 6.	EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number		Description

3	.1†	Certificate of Designation of Non-Voting Designated Preferred Stock of the registrant
10.1		Fourth Amended and Restated Limited Liability Company Operating Agreement of FX Luxury Realty, LLC, dated as of March 3, 2008(1)
10.2		Investment Agreement by and between the registrant and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. dated as of January 9, 2008(2)
10.3		Investment Agreement by and between the registrant and Robert F.X. Sillerman, dated as of January 9, 2008(2)
10.4		Call Agreement, dated as of March 3, 2008, by and between 19X, Inc. and the registrant(1)
10.5		Letter Agreement, dated March 3, 2008, by and between 19X, Inc. and the registrant and Form of Amendment No. 2 to License Agreement by and between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC(1)
10.6		First Amendment dated as of March 31, 2008 to Investment Agreement by and between the registrant and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., dated as of January 9, 2008(3)
10	.7†	First Amendment dated as of March 31, 2008 to Investment Agreement by and between the registrant and Robert F.X. Sillerman, dated as of January 9, 2008
31	.1†	Certification of Principal Executive Officer
31	.2†	Certification of Principal Financial Officer
32	.1†	Section 1350 Certification of Principal Executive Officer
32	.2†	Section 1350 Certification of Principal Financial Officer

†	Filed herewith

(1)	Incorporated by reference to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on March 3, 2008.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 9, 2008.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

FX Real Estate and Entertainment Inc.

By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer and Chairman of the Board

By:	/s/ THOMAS P. BENSON
Thomas P. Benson
Chief Financial Officer, Executive Vice President
and Treasurer

May 13, 2008

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

3.1	Certificate of Designation of Non-Voting Designated Preferred Stock of the registrant
10.7	First Amendment dated March 31, 2008 to Investment Agreement by and between the registrant and Robert F.X. Sillerman, dated as of January 9, 2008.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer