Form 10-Q
period 2008-06-30
FX Real Estate & Entertainment Inc.
filed 2008-08-11
CIK 1410402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 7, 2008, there were 51,929,696 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3
	Consolidated Statements of Operations for the three months ended June 30, 2008 (Unaudited) and for the period from May 11, 2007 through June 30, 2007 and Combined Statement of Operations for the period from April 1, 2007 through May 10, 2007 (Unaudited) (Predecessor)	4
	Consolidated Statement of Operations for the six months ended June 30, 2008 (Unaudited) and for the period from May 11, 2007 through June 30, 2007 and Combined Statement of Operations for the period from January 1, 2007 through May 10, 2007 (Predecessor)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 (Unaudited) and for the period from May 11, 2007 through June 30, 2007 and Combined Statement of Cash Flows for the period from January 1, 2007 through May 10, 2007 (Predecessor)	6
	Notes to Consolidated and Combined Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4T.	Controls and Procedures	35
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 6.	Exhibits	36
EX-10.1: SECOND AMENDMENT TO THE INVESTMENT AGREEMENT
EX-10.2: REGISTRATION RIGHTS AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

FX Real Estate and Entertainment Inc.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$21,901	$2,559
Restricted cash	36,661	60,350
Marketable securities	14,315	43,439
Rent and other receivables, net of allowance for doubtful accounts of $774 at June 30, 2008 and $368 at December 31, 2007	134	1,016
Deferred financing costs, net	364	6,714
Prepaid expenses and other current assets	1,080	1,031

Total current assets	74,455	115,109
Investment in real estate, at cost:
Land	533,336	533,336
Building and improvements	32,710	32,710
Furniture, fixtures and equipment	636	565
Capitalized development costs	11,146	6,026
Less: accumulated depreciation	(21,794)	(10,984)

Net investment in real estate	556,034	561,653
Acquired lease intangible assets, net	1,142	1,222

Total assets	$631,631	$677,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,585	$10,809
Accrued license fees	5,000	10,000
Debt	475,000	475,000
Notes payable	6,641	30,674
Due to related parties	1,583	3,022
Related party debt	—	1,020
Other current liabilities	1,088	1,075
Acquired lease intangible liabilities, net	26	39
Unearned rent and related revenue	197	—

Total current liabilities	498,120	531,639
Related party debt	—	6,000
Other long-term liabilities	10	191

Total liabilities	498,130	537,830
Contingently redeemable stockholders’ equity	—	180
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share issued and outstanding at June 30, 2008 and none issued and outstanding at December 31, 2007	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 49,665,407 and 39,290,247 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	497	393
Additional paid-in-capital	289,726	219,781
Accumulated deficit	(156,722)	(77,739)
Accumulated other comprehensive loss	—	(2,461)

Total stockholders’ equity	133,501	139,974

Total liabilities and stockholders’ equity	$631,631	$677,984

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

			Predecessor
		Consolidated	Combined Period
	Consolidated	Period from	from
	Three Months	May 11, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 10, 2007
	(Unaudited)		(Unaudited)
Revenue	$486	$—	$732

Operating expenses:
License fees	2,500	1,429	—
Selling, general and administrative expenses	3,269	409	129
Depreciation and amortization expense	7	—	39
Operating and maintenance	6	—	77
Real estate taxes	55	—	48

Total operating expenses	5,837	1,838	292

Income (loss) from operations	(5,351)	(1,838)	439

Interest income	135	426	40
Interest expense	(12,191)	(237)	(3,571)
Other expense	(31,585)	(377)	—

Loss before equity in loss of an unconsolidated affiliate, minority interest, early retirement of debt and incidental operations	(48,992)	(2,026)	(3,092)
Equity in loss of an unconsolidated affiliate	—	(4,455)	—
Minority interest	10	244	—
Loss from early retirement of debt	—	—	(3,507)
Loss from incidental operations	(4,968)	—	(3,371)

Net loss	$(53,950)	$(6,237)	$(9,970)

Basic and diluted loss per share	$(1.14)

Basic and diluted average number of common shares outstanding	47,186,090

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

			Predecessor
		Consolidated	Combined Period
	Consolidated	Period from	from
	Six Months	May 11, 2007	January 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 10, 2007
	(Unaudited)
Revenue	$971	$—	$2,079

Operating expenses:
License fees	5,000	1,429	—
Selling, general and administrative expenses	7,944	409	421
Depreciation and amortization expense	13	—	128
Operating and maintenance	17	—	265
Real estate taxes	109	—	153

Total operating expenses	13,083	1,838	967

Income (loss) from operations	(12,112)	(1,838)	1,112

Interest income	241	426	113
Interest expense	(26,518)	(237)	(14,557)
Other expense	(31,585)	(377)	—

Loss before equity in loss of an unconsolidated affiliate, minority interest, retirement of debt and incidental operations	(69,974)	(2,026)	(13,332)
Equity in loss of an unconsolidated affiliate	—	(4,455)	—
Minority interest	12	244	—
Loss from early retirement of debt	—	—	(3,507)
Loss from incidental operations	(9,021)	—	(7,790)

Net loss	$(78,983)	$(6,237)	$(24,629)

Basic and diluted loss per share	$(1.81)

Basic and diluted average number of common shares outstanding	43,754,838

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

STATEMENTS OF CASH FLOWS
(amounts in thousands)

		Consolidated	Predecessor
		Period from	Combined
	Consolidated	May 11,	Period from
	Six Months	2007	January 1,
	Ended	through	2007 Through
	June 30, 2008	June, 30 2007	May 10, 2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(78,983)	$(6,237)	$(24,629)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss on exercise of derivative	—	377	—
Impairment of available-for-sale securities	31,585	—	—
Equity in loss of an unconsolidated affiliate	—	4,455	36
Depreciation and amortization	10,810	—	8,472
Deferred financing cost amortization	6,520	—	41
Share-based payments	1,658	—	—
Minority interest	(12)	(244)	—
Provision for accounts receivable allowance	406	—	—
Changes in operating assets and liabilities:
Receivables	(192)	—	(171)
Other current and non-current assets	31	(173)	(933)
Accounts payable and accrued expenses	(2,163)	65	(2,486)
Accrued license fees	(5,000)	1,429	—
Due to related parties	(1,545)	366	22
Unearned revenue	197	—	991
Other	(22)	—	27

Net cash provided by (used in) operating activities	(36,710)	38	(18,630)

Cash flows from investing activities:
Restricted cash	23,689	(1,000)	11,541
Purchase of property and equipment	(71)	—	—
Capitalized development costs	(5,120)	—	—
Purchase of Riviera interests	—	(21,842)	—
Development of real estate including land acquired	—	—	(45)

Net cash provided by (used in) investing activities	18,498	(22,842)	11,496
Cash flows from financing activities:
Repayment of related party debt	(7,054)	—	—
Repayment of notes	(24,033)	—	—
Proceeds from sale of common stock	2,570	—	—
Proceeds from rights offering and investment agreements, net	96,613	—	—
Preferred distribution to related party	(31,039)	—	—
Deferred financing and leasing costs	(171)	—	(10,536)
Contribution from minority interest	668	187	—
Proceeds from members’ loans	—	—	5,972
Members’ capital contributions	—	100,000	—
Borrowings under loan agreement and notes payable	—	23,000	306,543
Retirement of mortgage loans	—	—	(295,000)

Net cash provided by financing activities	37,554	123,187	6,979

Net increase (decrease) in cash and equivalents	19,342	100,383	(155)
Cash and cash equivalents — beginning of period	2,559	—	1,643

Cash and cash equivalents — end of period	$21,901	$100,383	$1,488

Supplemental cash flow data:
Cash paid for interest	$21,317	$126	$17,102

Supplemental Cash Flow Information

The Company had the following non-cash operating and financing activities in the six months ended June 30, 2008 (in thousands):
Capitalized but unpaid development costs	$1,067
Accrued but unpaid stock issuance costs	30

The Company had the following non-cash operating and financing activities for the period from May 11, 2007 through June 30, 2007 (in thousands):
Contributions of assets for membership interests	$103,421

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of and for the three and six months ended June 30, 2008, the period from May 11, 2007 through June 30, 2007 and as of December 31, 2007 reflect the results of operations of FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FX Luxury Realty, LLC (“FXLR”) and the combined financial statements for the periods from January 1, 2007 through May 10, 2007 and April 1, 2007 through May 10, 2007 reflect the results of operations of Metroflag (as defined below), the Company’s predecessor. The financial information in this report for the three and six months ended June 30, 2008 and for the period from April 1, 2007 through May 10, 2007 has not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and six months ended June 30, 2008 and all 2007 periods are not necessarily indicative of the results for the full year.

The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 (the “Form 10-K”). Certain prior period amounts presented have been reclassified to conform to the current period presentation.

Prior to May 11, 2007, the Company did not have any operations. As a result, Metroflag (as defined below) is considered to be the predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor has been presented herein. On September 26, 2007, holders of common membership interests in FXLR exchanged all of their common membership interests for shares of common stock of FXRE. Following this reorganization, FXRE owns 100% of the common membership interests of FXLR.

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

Principles of Consolidation

The consolidated financial statements of FXRE include the accounts of all its subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying combined financial statements for Metroflag consist of BP, Polo, Cable, CAP/TOR, SW, HD, and MM before the merger on May 10, 2007 and BP, Cable and MM

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

after the merger. Significant intercompany accounts and transactions between the entities have been eliminated in the accompanying combined financial statements. The financial statements have been combined because the entities were all part of a transaction such that FXLR owns 100% of Metroflag under common ownership, are part of a single redevelopment plan, and subject to mortgage loans secured by the properties owned by the combined entities.

Significant Accounting Policies

During the six months ended June 30, 2008, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the Form 10-K.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008 for financial assets and liabilities and after January 1, 2009 for non-financial assets and liabilities. The Company has adopted SFAS 157 for its marketable securities (see note 2, Investment in Riviera). The Company’s marketable securities qualify as level one financial assets in accordance with SFAS 157 as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company’s interest rate cap agreement (see note 11) qualifies as a level three financial asset in accordance with SFAS 157; however, the balance as of June 30, 2008 and changes in the period ended June 30, 2008 did not have a material effect on the Company’s financial position or operations. The Company does not have any other level three financial assets or liabilities.

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

On June 5, 2008, the FASB released a Proposed Statement of Financial Accounting Standards, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141(R) (the “proposed Statement”), for a comment period ending August 8, 2008. The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity’s position in a dispute. The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. The adoption of this standard will change the Company’s disclosure of contingent liabilities for the current fiscal year.

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

On June 1, 2007, the Company entered into license agreements with Elvis Presley Enterprises, Inc., an 85%-owned subsidiary of CKX, Inc. (“CKX”) [NASDAQ: CKXE], and Muhammad Ali Enterprises LLC, an 80%- owned subsidiary of CKX, which allows it to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of its real estate and other entertainment attraction-based projects. The Company currently anticipates that the development of the Park Central site will involve multiple elements that incorporate the Elvis Presley assets and theming. In addition, the license agreement with Elvis Presley Enterprises grants the Company the right to develop, and it currently intends to pursue the development of, one or more hotels as part of the master plan of Elvis Presley Enterprises, Inc. to redevelop the Graceland property and surrounding areas in Memphis, Tennessee.

In addition to its ownership of plans for the redevelopment of the Park Central site, its plan to develop one or more Graceland-based hotel(s), and its intention to pursue additional real estate and entertainment-based developments using the Elvis Presley and Muhammad Ali intellectual property, the Company, through direct and indirect wholly owned subsidiaries, owns 1,410,363 shares of common stock of Riviera Holdings Corporation [AMEX:RIV], a company that owns and operates the Riviera Hotel & Casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado. While the Company does not currently have any definitive plans or agreements with Riviera Holdings Corporation related to the acquisition of such company, it continues to explore an acquisition. The Company’s ability to consummate an acquisition of Riviera Holdings Corporation would be dependent upon, among other things, its ability to raise the financing necessary to pay for such an acquisition and there can be no assurance that such a financing would be available on terms acceptable to the Company, if at all.

Formation of the Company

FXLR was formed under the laws of the state of Delaware on April 13, 2007. The Company was inactive from inception through May 10, 2007.

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

On June 1, 2007, Flag Leisure Group, LLC, a company in which Robert F.X. Sillerman and Paul C. Kanavos each beneficially own an approximate 33% interest and which is the managing member of Flag Luxury Properties, sold to the Company all of its membership interests in RH1, LLC, which owns an aggregate of 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings, Inc. On such date, Flag also sold to the Company all of its membership interests in Flag Luxury Riv, LLC, which owns an additional 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings. With the purchase of these membership interests, FXLR acquired, through its interests in Riv Acquisitions Holdings, a 50% beneficial ownership interest in an option to acquire an additional 1,147,550 shares of Riviera Holdings Corporation at $23 per share. These options were exercised in September 2007. The total consideration for these transactions was $21.8 million paid in cash, a note for $1.0 million and additional contributed equity of $15.9 million for a total of $38.7 million. As a result of these transactions, the Company owns 1,410,363 shares of common stock of Riviera Holdings Corporation (the “Riv Shares”). The sale of

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

assets by Flag Leisure Group, LLC and Flag was accounted for at historical cost as the Company, Flag Leisure Group, LLC and Flag were entities under common control at the time of the transactions. Historical cost for these acquired interests equals fair values because the assets acquired comprised available for sale securities and a derivative instrument that are required to be reported at fair value in accordance with generally accepted accounting principles.

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

The Repurchase Agreement and Contingently Redeemable Stock

In connection with the CKX Investment, CKX, FXRE, FXLR, Flag, Robert F.X. Sillerman, Paul Kanavos and Brett Torino entered into a Repurchase Agreement dated June 1, 2007, as amended on June 18, 2007 and September 27, 2007. The purpose of the Repurchase Agreement was to ensure that the value of the 50%-interest in the Company acquired by CKX (and the corresponding shares of common stock of FXRE received for such interests in the reorganization) (the “Purchased Securities”) was equal to no less than the $100 million purchase price paid by CKX, under certain limited circumstances. Specifically, if no “Termination Event” was to occur prior to the second anniversary of the CKX Distribution, which were events designed to indicate that the value of the CKX Investment had been confirmed, each of Messrs. Sillerman, Kanavos and Torino would be required to sell back such number of their shares of the Company’s common stock to the Company at a price of $.01 per share as will result in the shares that were received by the CKX stockholders in the CKX Distribution having a value of at least $100 million.

The interests subject to the Repurchase Agreement were recorded as contingently redeemable members’ interest in accordance with FASB Emerging Issues Task Force Topic D-98: Classification and Measurement of Redeemable Securities. This statement requires the issuer to estimate and record value for securities that are mandatorily redeemable when that redemption is not in the control of the issuer. The value for this instrument has been determined based upon the redemption price of par value for the expected 18 million shares of common stock of FXRE subject to the Repurchase Agreement. At December 31, 2007, the value of the interest subject to redemption was recorded at the maximum redemption value of $180,000.

In the first quarter of 2008, a termination event as defined in the Repurchase Agreement was deemed to have occurred as the average closing price of the common stock of FXRE for the consecutive 30-day period following the date of the CKX Distribution (January 10, 2008) exceeded a price per share that attributes an aggregate value to the Purchased Securities of greater than $100 million. As a result of the termination event and resulting termination of the Repurchase Agreement, the shares are no longer redeemable. As of June 30, 2008, the Company has reclassified to stockholders’ equity the contingently redeemable stockholders’ equity included on the consolidated balance sheet as of December 31, 2007.

Rights Offering and Related Investment Agreements

On March 11, 2008, the Company commenced a registered rights offering pursuant to which it distributed to certain of its stockholders, at no charge, transferable subscription rights to purchase one share of its common stock for every two shares of common stock owned as of March 6, 2008, the record date for the rights offering, at a cash subscription price of $10.00 per share. As of the commencement of the offering, the Company had 39,790,247 shares of common stock outstanding. As part of the transaction that created the Company in June 2007, the Company agreed to undertake the rights offering, and certain stockholders who own, in the aggregate, 20,046,898 shares of common stock, waived their rights to participate in the rights offering. As a result, the rights

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

offering was made only to stockholders who owned, in the aggregate, 19,743,349 shares of common stock as of the record date, resulting in the distribution of rights to purchase up to 9,871,674 shares of common stock in the rights offering. The rights offering expired on April 18, 2008.

The rights offering was made to fund certain obligations, including short-term obligations described elsewhere herein. On January 9, 2008, Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (collectively, “Huff”), one of the Company’s principal stockholders, entered into investment agreements with the Company, pursuant to which they agreed to purchase shares that were not otherwise subscribed for in the rights offering, if any, at the same $10.00 per share subscription price. In particular, under Huff’s investment agreement with the Company, as amended, Huff agreed to purchase the first $15 million of shares (1.5 million shares at $10 per share) that were not subscribed for in the rights offering, if any, and 50% of any other unsubscribed shares, up to a total investment of $40 million; provided, however, that the first $15 million was reduced by $11.5 million, representing the aggregate value of the 1,150,000 shares acquired by Huff upon the exercise on April 1, 2008 of its own subscription rights in the offering; and provided further that Huff was not obligated to purchase any shares beyond its initial $15 million investment in the event that Mr. Sillerman did not purchase an equal number of shares at the $10 price per share pursuant to the terms of his investment agreement with the Company. Under his investment agreement with the Company, Mr. Sillerman agreed to subscribe for his full pro rata amount of shares in the rights offering (representing 3,037,265 shares), and agreed to purchase up to 50% of the shares that were not sold in the rights offering after Huff’s initial $15 million investment at the same subscription price per share offered in the offering.

On March 12, 2008, Mr. Sillerman subscribed for his full pro rata amount of shares resulting in his purchase of 3,037,265 shares. On May 13, 2008, pursuant to and in accordance with the terms of the investment agreements described above, Mr. Sillerman and Huff purchased an aggregate of 4,969,112 shares that were not otherwise sold in the offering. The Company generated aggregate gross proceeds of approximately $98.7 million from the rights offering and from sales under the related investment agreements described above. In conjunction with the shares purchased by Huff pursuant to its investment agreement with the Company, Huff purchased one share of the Company’s Non-Voting Designated Preferred Stock (referred to hereafter as the “special preferred stock”) for a purchase price of $1.00.

Under the terms of the special preferred stock, Huff is entitled to appoint a member to the Company’s Board of Directors so long as it continues to beneficially own at least 20% of the 6,611,998 shares of the Company’s common stock it received and/or acquired from the Company, consisting of (i) 2,802,442 shares received by Huff in the CKX Distribution, (ii) 1,150,000 shares acquired by Huff in the rights offering, and (iii) 2,659,556 shares acquired by Huff under the investment agreement described above. Huff appointed Bryan Bloom as a member of the Company’s Board of Directors effective May 13, 2008.

In connection with Huff’s purchase of the shares of common stock and the special preferred stock in the second quarter of 2008, the Company paid Huff a commitment fee of $715,000, and the parties entered into a registration rights agreement.

For more information about the terms of the special preferred stock, please see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange Commission on May 13, 2008.

Conditional Option Agreement with 19X

On February 28, 2008, the Company entered into an Option Agreement with 19X, Inc. pursuant to which, in consideration for aggregate annual payments totaling $105 million payable over five years in four equal cash installments per year, the Company will have the right (but not the obligation) to acquire an 85% interest in the Elvis Presley business currently owned and operated by CKX. through EPE at an escalating price ranging from $650 million to $850 million over the period beginning on the date of the closing of 19X’s acquisition of

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

CKX through 72 months following such date, subject to extension under certain circumstances as described below. Because 19X will only own those rights upon consummation of its pending acquisition of CKX, the effectiveness of the Option Agreement is conditioned upon the closing of 19X’s acquisition of CKX. In the event that the merger agreement between 19X and CKX is terminated without consummation or the merger fails to close for any reason, the proposed Option Agreement with 19X will also terminate and thereafter have no force and effect.

If as of the calendar month immediately preceding the sixth anniversary of the date of the closing of 19X’s acquisition of CKX, EPE has not achieved certain financial thresholds, the Company will have the right to extend the deadline to exercise its right to acquire the Presley Interests by twelve (12) months. If as of the calendar month immediately preceding the seventh anniversary of the date of closing of 19X’s acquisition of CKX, EPE has still not achieved the financial thresholds, the Company will have the right to extend the deadline to exercise its right to acquire the Presley Interests for an additional six (6) months. If, at the end of such six month extension period, EPE has still not achieved the financial thresholds, the Company will have the right to either (i) reduce the purchase price for the acquisition by $50 million and proceed with the acquisition, or (ii) elect not to proceed with the acquisition.

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

The Option Agreement also provides that the Company undertake an expanded role in the overall development of EPE’s Graceland master plan. The parties have agreed to reasonably cooperate with one another in good faith to prepare a master plan for the development of the Graceland site, with each party bearing 50% of the costs associated with preparation of the master plan provided, that 19X shall be reimbursed costs in excess of $2.5 million by the Company under certain circumstances.

3.	Going Concern

The Company’s independent registered public accounting firm issued an audit report dated March 3, 2008 pertaining to the Company’s consolidated financial statements for the year ended December 31, 2007 included in the Form 10-K that contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern due to the need to secure additional capital in order to pay obligations as they become due. The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in note 7, the Company has a $475 million mortgage loan secured by the Park Central site that becomes due and payable on January 6, 2009, subject to the Company’s conditional right to extend the maturity date for one six (6) month period. Following the funding of the escrow accounts in connection with extending the mortgage loan’s maturity date on the Park Central site on July 6, 2008 and the private placement of equity units in July 2008, the Company has approximately $12.3 million and $46.7 million of cash and cash equivalents and restricted cash on hand, respectively, as of July 31, 2008. Therefore the Company’s ability to extend or refinance the mortgage loan on or before January 6, 2009 is subject to its ability to raise substantial additional cash prior to January 6, 2009. The Company’s ability to extend or refinance the mortgage loan and the valuation of the property could also be affected by its ability to effectively execute the Park Central site redevelopment plan. The Company also has an obligation to pay license fees in accordance with the license agreements described in note 9. If these

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

payments are not made, the Company could lose its rights under these agreements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.	Marketable Securities

Marketable securities at June 30, 2008 and December 31, 2007 consist of the Riv Shares owned by FXRE. These securities are classified as available for sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value with the unrealized gain or loss reported as other expense on the consolidated statement of operations. Based on the Company’s evaluation of the underlying reasons for the decline in value associated with the Riv Shares and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company determined that the losses were other than temporary as of June 30, 2008 and recognized an impairment loss of $31.6 million that is included in other expense on the accompanying statements of operations. Prior to June 30, 2008, the Company did not consider the losses to be other than temporary and reported unrealized gains and losses in other comprehensive income as a separate component of stockholders’ equity.

5.	Loss Per Share/Common Shares Outstanding

Loss per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted loss per share includes the determinants of basic loss per share and, in addition, gives effect to potentially dilutive common shares. The diluted loss per share calculations exclude the impact of all share-based stock awards because the effect would be anti-dilutive. For the three and six months ended June 30, 2008, 11,715,000 shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

The following table summarizes the results from the incidental operations of the Company for the three and six months ended June 30, 2008 and the period from April 1, 2007 through May 10, 2007 (Predecessor) and January 1, 2007 through May 10, 2007 (Predecessor):

			Predecessor	Predecessor
			Period from	Period from
	Three Months	Six Months	April 1, 2007	January 1, 2007
	Ended,	Ended,	Through	Through
	June 30, 2008	June 30, 2008	May 10, 2007	May 10, 2007
(Amounts in thousands)
Revenue	$4,460	$9,029	$1,776	$5,326
Depreciation	(5,401)	(10,797)	(2,592)	(8,343)
Operating & other expenses	(4,027)	(7,253)	(2,555)	(4,773)

Loss from incidental operations	$(4,968)	$(9,021)	$(3,371)	$(7,790)

7.	Debt and Notes Payable

The Company’s debt as of June 30, 2008 includes mortgage notes to Credit Suisse in the principal amount of $475 million (the “Mortgage Loan”). The Company uses escrow accounts to fund future pre-development and other spending and interest on the Mortgage Loan. The balance in such escrow accounts as of June 30, 2008 was

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

$36.7 million. Effective July 6, 2008, the Company made an additional deposit of approximately $14.9 million into reserve accounts and extended the Mortgage Loan’s maturity date by six months to January 6, 2009. The Company may extend the Mortgage Loan’s maturity date an additional six months until July 6, 2009 by, among other requirements, depositing additional amounts into pre-development, operating and interest reserve accounts on or prior to January 6, 2009. The Company will need to seek additional debt and/or equity financing prior to January 6, 2009 in order to exercise this additional six month extension of the Mortgage Loan’s maturity date. There is no assurance that the Company will be able to secure such financing on terms that are favorable to the Company or at all. Interest rates on the Mortgage Loan are at one-month LIBOR plus applicable margins ranging from 150 basis points on the $250 million tranche; 400 basis points on the $30 million tranche; and 900 basis points on the $195 million tranche; the effective interest rates on each tranche at June 30, 2008 were 4.0%, 6.5% and 11.5%, respectively. The Mortgage Loan is not guaranteed by FX Real Estate and Entertainment nor has FX Real Estate and Entertainment pledged any assets to secure the Mortgage Loan. The Mortgage Loan is secured only by first lien and second lien security interests in substantially all of the assets of the Metroflag entities, including the Park Central site. FXLR has provided a guarantee to the lenders only for losses caused under limited circumstances such as fraud or willful misconduct. The Mortgage Loan contains certain financial and other covenants. The Company was in compliance with all covenants as of June 30, 2008.

On June 1, 2007, the Company obtained a $23 million loan from an affiliate of Credit Suisse (the “Riv Loan”), the proceeds of which were used to fund the Riviera transactions. The Riv Loan was repaid in full on March 15, 2008 with proceeds from the rights offering.

On September 26, 2007, the Company obtained a $7.7 million margin loan from Bear Stearns, which, along with the CKX loan (see note 8), was used to fund the exercise of the Riv Option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The Bear Stearns margin loan requires maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. On June 30, 2008, the Company made a payment of approximately $1.1 million to pay down the margin loan in conjunction with these loan requirements. The outstanding balance of the loan, including interest of $0.3 million, at June 30, 2008 was $6.9 million. The effective interest rate on the margin loan at June 30, 2008 was 3.4%. Subsequent to June 30, 2008, the Company made additional payments of $2.0 million to further pay down the margin loan.

Please see note 8 for a description of the CKX loan and other related party debt.

8.	Related Party Debt

On June 1, 2007, the Company signed a promissory note with Flag for $1.0 million, representing amounts owed to Flag related to funding for the purchase of the shares of Flag Luxury Riv. The note accrued interest at 5% per annum through December 31, 2007 and 10% from January 1, 2008 through March 31, 2008, the maturity date of the note. The Company discounted the note to fair value and recorded interest expense accordingly. On April 17, 2008, this note was repaid in full and retired with proceeds from the rights offering.

On September 26, 2007, the Company entered into a Line of Credit Agreement with CKX pursuant to which CKX agreed to loan up to $7.0 million to the Company, $6.0 million of which was drawn down on September 26, 2007 and was evidenced by a promissory note dated September 26, 2007. The proceeds of the loan were used by FXRE, together with proceeds from additional borrowings, to fund the exercise of the Riv Option. The loan bore interest at LIBOR plus 600 basis points and was payable upon the earlier of (i) two years and (ii) the consummation by FXRE of an equity raise at or above $90.0 million. Messrs. Sillerman, Kanavos and Torino, severally but not jointly, have secured the loan by pledging, pro rata, an aggregate of 972,762 shares of the Company’s common stock. On April 17, 2008, the CKX loan was repaid in full and the line of credit was retired with proceeds from the rights offering and all of the shares pledged by Messrs. Sillerman, Kanavos and Torino to secure the loan were released and returned to them.

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

Hotel at Graceland

Under the terms of the license agreement, FXLR is given the option to construct and operate one or more of the hotels to be developed as part of EPE’s plan to grow the Graceland experience in Memphis, Tennessee, which plans include building an expanded visitors center, developing new attractions and merchandising shops and building a new boutique convention hotel. On November 21, 2007, FXLR delivered written notice to Elvis Presley Enterprises exercising its right to develop the first hotel as part of the Graceland redevelopment plan, however, no definitive plans have been prepared and FXLR has yet to finalize a development budget for the project.

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

Under the terms of the license agreement with EPE, FXLR is required to pay a guaranteed annual minimum royalty payment (against royalties payable for the year in question) of $9 million in each of 2007, 2008, and 2009, $18 million in each of 2010, 2011, and 2012, $22 million in each of 2013, 2014, 2015 and 2016, and increasing by 5% for each year thereafter. The initial payment (for 2007) under the license agreement, as amended, was paid on April 1, 2008, with proceeds from the rights offering. The payment included interest for the period from December 1, 2007 to March 31, 2008 of $315,000. The guaranteed annual minimum royalty payment for 2008 is due no later than January 30, 2009.

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

Under the terms of the license agreement with MAE, FXLR is required to pay a guaranteed annual minimum royalty payment (against royalties payable for the year in question) of $1 million in each of 2007, 2008, and 2009, $2 million in each of 2010, 2011, and 2012, $3 million in each of 2013, 2014, 2015 and 2016 and increasing by 5% for each year thereafter. The initial payment (for 2007) under the license agreement, as amended, was paid on April 1, 2008, with proceeds from the rights offering. The payment included interest for the period from December 1, 2007 to March 31, 2008 of $35,000. The guaranteed annual minimum royalty payment for 2008 is due no later than January 30, 2009.

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

Accounting for Minimum Guaranteed License Payments

FXRE is accounting for the 2008 minimum guaranteed license payments under the EPE and MAE license agreements ratably over the period of the benefit. Accordingly, FXRE included license fee expense in the accompanying consolidated statement of operations of $2.5 million and $5.0 million for the three and six months ended June 30, 2008. For the period from May 11, 2007 through June 30, 2007 the license fee expense was $1.4 million

10.	Acquired Lease Intangibles

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The intangible assets related to above-market leases and in-place leases have a weighted average amortization period of approximately 23.0 years and 23.4 years, respectively. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues for the three and six months ended June 30, 2008, the period from May 11, 2007 through June 30, 2007, the periods from January 1, 2007 through May 10, 2007 (Predecessor) and April 1, 2007 through May 10, 2007 (Predecessor) was less than $0.1 million for all periods. Acquired lease intangibles liabilities are related to below-market leases under which the Company is the lessor. The remaining weighted-average amortization period is approximately 4.6 years.

Acquired lease intangibles consist of the following (in thousands):

	June 30, 2008	December 31, 2007

Assets
Above-market leases	$582	$582
In-place leases	1,320	1,320
Accumulated amortization	(760)	(680)

Net	$1,142	$1,222

Liabilities
Below-market leases	$111	$111
Accumulated accretion	(85)	(72)

Net	$26	$39

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

11.	Derivative Financial Instruments

Pursuant to the terms specified in the Mortgage Loan (as described in note 7), the Company entered into interest rate cap agreements (the “Cap Agreement”) with Credit Suisse with notional amount of $475 million. The Cap Agreement is tied to the Mortgage Loan and converts a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lender to protect the lender against the fluctuating market interest rate. The Cap Agreement was not designated as a cash flow hedge under SFAS No. 133 and as such the change in fair value is recorded as an adjustment to interest expense. The change in fair value of the Cap Agreement for the three and six months ended June 30, 2008 was a decrease of less than $0.1 million. Metroflag had a similar agreement in place with a notional amount of $300 million through May 10, 2007. The change in fair value of the agreement for the periods from January 1, 2007 through May 10, 2007 (Predecessor), April 1, 2007 though May 10, 2007 (Predecessor) and May 11, 2007 though June 30, 2007 was a decrease of $0.3 million, $0.2 million and $0.1 million, respectively. The Cap Agreement expired on July 23, 2008. In connection with the extension of the Mortgage Loan, the Company entered into an interest rate cap agreement with similar terms that expires on January 6, 2009.

12.	Commitments and Contingencies

Operating Leases

The Company’s properties are leased to tenants under operating leases with expiration dates extending to the year 2045. As of June 30, 2008, all but one of the Company’s properties are classified as incidental operations and the Company is depreciating these properties through the end of 2008. The Company expects to incur additional costs related to lease buyouts in conjunction with the redevelopment plan for the Park Central site.

13.	Share-Based Payments

Stock Option Grants

On January 10, 2008, 6,400,000 stock options were issued to two executive-designees under the terms of the Company’s 2007 Executive Equity Incentive Plan. The options were issued with a strike price of $20.00 per share and vest 20% on each anniversary from the date of grant. On May 19, 2008, 1,415,000 stock options were issued to executive-designees and other non-employees of the Company under the terms of the Company’s 2007 Long-Term Incentive Compensation Plan and 2007 Executive Equity Incentive Plan. Half of the options granted on May 19, 2008 were issued with a strike price of $5.00 per share and vest 40% on the first anniversary from the date of grant; 40% on the second anniversary from the date of the grant; and 20% on the third anniversary from the date of grant. The remaining half of the options were issued with a strike price of $6.00 per share and vest 20% on the third anniversary from the date of grant; 40% on the fourth anniversary from the date of grant; and 40% on the fifth anniversary from the date of grant. The term of the options granted is 10 years. For options granted to executive-designees and other non-employees, the Company has accounted for the grants in accordance with SFAS 123(R), Share-Based Payment and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the options be recorded at their fair value on the measurement date and that the fair value of the options be adjusted periodically over the vesting periods until such point as the executive-designees and other non-employees become employees or the service period has been completed.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of the options granted on January 10, 2008 and May 19, 2008 to executive-designees and other non-employees was $0.07 per option at June 30, 2008. Fair value at June 30, 2008 was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	3.47%
Volatility	40.0%
Weighted average expected life remaining at June 30, 2008	6.02 years
Dividend yield	0.0%

On May 19, 2008, 850,000 stock options were issued to employees of the Company. Half of the options were issued with a strike price of $5.00 per share and vest 40% on the first anniversary from the date of grant; 40% on the second anniversary from the date of the grant; and 20% on the third anniversary from the date of grant. The remaining half of the options were issued with a strike price of $6.00 per share and vest 20% on the third anniversary from the date of grant; 40% on the fourth anniversary from the date of grant; and 40% on the fifth anniversary from the date of grant. The term of the options granted is 10 years.

The weighted average fair value of the options issued on May 19, 2008 to employees was $1.64 per option. Fair value at the grant date was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	3.28%
Volatility	40.0%
Weighted average expected life	6.25 years
Dividend yield	0.0%

The Company estimated the original weighted average expected life of its stock option grants at the midpoint between the vesting dates and the end of the contractual term. This methodology is known as the simplified method and was used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

The expected volatility is based on an analysis of comparable public companies operating in the Company’s industry.

As of June 30, 2008, the Company has a total of 11,715,000 options outstanding. Compensation expense for stock option grants included in the accompanying statements of operations in selling, general and administrative expenses and loss from incidental operations is being recognized ratably over the vesting periods of the grants and was $0.6 million and $1.5 million for the three and six months ended June 30, 2008.

14.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three and six months ended June 30, 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2009.

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

In an action in New York state court, two investors in The Robinson Group, LLC sued the Company’s subsidiary, BP and Paul Kanavos, the Company’s President, individually, alleging fraudulent inducement for them to invest in the Robinson Group, a former tenant at the Hawaiian Marketplace, and seeking damages. In its initial decision, the New York state court dismissed all claims except for a claim based on a theory of negligent misrepresentation. On appeal by the Company, the surviving claim was dismissed by the New York State Supreme Court, Appellate Division on May 1, 2008. The time for plaintiffs to make a motion to reargue or appeal has expired.

A dispute is pending with an adjacent property owner, Hard Carbon, LLC, an affiliate of Marriott International Inc. Hard Carbon, the owner of the Grand Chateau parcel adjacent to the Park Central site on Harmon Avenue was required to construct a parking garage in several phases. BP was required to pay for the construction of up to 202 parking spaces for use by another unrelated property owner and thereafter not have any responsibility for the spaces. Hard Carbon submitted contractor bids to Metroflag BP which were not approved by BP, pursuant to a reciprocal easement agreement encumbering the property. Instead of invoking the arbitration provisions of the reciprocal easement agreement, Hard Carbon constructed the garage without getting the required Metroflag approval. Marriott, on behalf of Hard Carbon, is seeking reimbursement of approximately $7 million. In a related matter, Hard Carbon has asserted that the Company is responsible for sharing the costs of certain road widening work performed by Marriott off of Harmon Avenue, which work Marriott undertook without seeking Metroflag’s approval as required under the reciprocal easement agreement. Settlement discussions between the parties on both matters have resulted in a tentative settlement agreement which would require the Company to make an aggregate payment of $4.3 million, which is accrued as of June 30, 2008 and December 31, 2007. $4.0 million has been placed in a segregated account for this purpose and is included in restricted cash on the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007. Subsequent to June 30, 2008, an additional $0.3 million was placed into the segregated account in conjunction with the Company’s extension of the Mortgage Loan’s maturity date.

16.	Related Party Transactions

Shared Services Agreement and Arrangements

The Company entered into a shared services agreement with CKX in 2007, pursuant to which employees of CKX, including members of senior management, provide services for the Company, and certain of our employees, including members of senior management, are expected to provide services for CKX. The services being provided pursuant to the shared services agreement include management, legal, accounting and administrative.

Charges under the agreement are made on a quarterly basis and will be determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives of the parties will meet to (i) determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and (ii) prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. The parties are obligated to use their reasonable, good-faith efforts to determine the net payments due in accordance with the factors described above.

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

For the three and six months ended June 30, 2008, CKX incurred and billed FXRE $0.5 million and $1.0 million, respectively, for professional services, consisting primarily of accounting and legal services.

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by our audit committee. For the three and six months ended June 30, 2008, Flag incurred and billed FXRE $0.1 million and $0.2 million, respectively.

Paul Kanavos, the Company’s President, (i) is the Chairman and Chief Executive Officer of Flag, (ii) owns approximately 30.5% of the outstanding equity of Flag, and (iii) is permitted under the terms of his employment agreement with the Company to devote up to one-third of his time on matters pertaining to Flag. To the extent Mr. Kanavos devotes more than one-third of his time to Flag matters, Flag will be required to reimburse the Company for the fair value of the excess services. Since becoming the President of the Company Mr. Kanavos has devoted less than one-third of his time to Flag matters.

Under the terms of his employment agreement with the Company, Mitchell Nelson, the Company’s General Counsel, is permitted to devote up to one-third of his business time to providing services for or on behalf of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, or Flag, provided that Mr. Sillerman and/or Flag, as the case may be, will reimburse the Company for the fair market value of the services provided for him or it by Mr. Nelson. These services were less than $0.1 million for the three and six months ended June 30, 2008.

Preferred Priority Distribution

In connection with CKX’s $100 million investment in FXLR on June 1, 2007, Flag retained a $45 million preferred priority distribution right in FXLR, which amount was payable upon the consummation of certain predefined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements described in note 2. From and after November 1, 2007, Flag is entitled to receive an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Mr. Sillerman, Mr. Kanavos and Brett Torino, the Chairman of the Company’s Las Vegas Division, are entitled to receive their pro rata participation of the $45 million preferred priority distribution right held by Flag, when paid by FXLR, based on their ownership interest in Flag.

On May 13, 2008, under their investment agreements with the Company, Mr. Sillerman and Huff purchased an aggregate of 4,969,112 shares not sold in the rights offering. As a result of these purchases and the shares sold in the rights offering, the Company generated gross proceeds of approximately $98.7 million from which it paid to Flag $30 million plus return of approximately $1.0 million through the date of payment as partial satisfaction of the $45 million preferred priority distribution right. For a description of the investment agreements with Mr. Sillerman and Huff, please see “Rights Offering and Related Investment Agreements” under note 2 above.

As of June 30, 2008, $15 million of the preferred priority distribution right in FXLR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008 as described in note 17 below, Flag

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement.

17.	Subsequent Events

Extension of Mortgage Loan’s Maturity Date

As described in note 7 above, the Company made a deposit of approximately $14.9 million into reserve accounts and, effective July 6, 2008, extended the maturity date for the Mortgage Loan by six months to January 6, 2009. The Company may extend the maturity date by an additional six months until July 6, 2009 by, among other requirements, depositing additional amounts into pre-development, operating and interest reserve accounts on or prior to January 6, 2009. The Company will need to seek additional debt and/or equity financing prior to January 6, 2009 in order to exercise this additional six month extension. There is no assurance that the Company will be able to secure financing on terms that are favorable to the Company or at all.

Private Placement of Units

Between July 15, 2008 and July 18, 2008, the Company sold in a private placement to Paul C. Kanavos, the Company’s President, Barry A. Shier, the Company’s Chief Operating Officer, an affiliate of Brett Torino, the Company’s Chairman of the Las Vegas Division, Mitchell J. Nelson, the Company’s Executive Vice President and General Counsel, and an affiliate of Harvey Silverman, a director of the Company, an aggregate of 2,264,289 units at a purchase price of $3.50 per unit. Each unit consisted of one share of the Company’s common stock, a warrant to purchase one share of the Company’s common stock at an exercise price of $4.50 per share and a warrant to purchase one share of the Company’s common stock at an exercise price of $5.50 per share. The warrants to purchase shares of the Company’s common stock for $4.50 per share are exercisable for a period of seven years and the warrants to purchase shares of the Company’s common stock for $5.50 per share are exercisable for a period of ten years.

The Company generated aggregate proceeds from the sale of the units of approximately $7.9 million. The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes.

For additional information regarding this private placement of units, reference is made to the Company’s Current Report on Form 8-K dated July 15, 2008, as filed with the Securities and Exchange Commission on July 17, 2008.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following:

•	Our current cash flow is not sufficient to meet either our current or long-term obligations.

•	We will need to raise substantial additional debt and/or equity financing to implement our business plans.

•	We are highly leveraged and we may have difficulty obtaining additional financing.

•	We have no operating history with respect to our proposed business and we may not be able to successfully implement our business strategy.

•	Our business plan is not expected to generate meaningful revenue for the foreseeable future.

•	The audit opinion from our independent registered public accounting firm dated March 3, 2008 included in the Form 10-K includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern due to our need to secure additional financing to implement our proposed development projects.

•	We have entered into a number of related party transactions with CKX, Inc., 19X, Inc. and Flag Luxury Properties, LLC and their affiliates and may do so in the future, on terms that some stockholders may consider not to be in their best interests.

•	Our hotel development, including our proposed Park Central site redevelopment and the Graceland hotel(s), are subject to timing, budgeting and other risks which could materially adversely affect our business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On May 30, 2007, FX Luxury Realty entered into an agreement to acquire the remaining 50% ownership interest in the Metroflag entities from an unaffiliated third party for total consideration of $180 million in cash, $172.5 million of which was paid in cash at closing and $7.5 million of which was an advance payment made in May 2007 (funded by a $7.5 million loan from Flag Luxury Properties). The cash payment at closing on July 6, 2007 was funded from $92.5 million cash on hand and $105.0 million in additional borrowings under the Mortgage Loan, which amount was reduced by $21.3 million deposited into a restricted cash account to cover debt service commitments and $3.7 million in debt issuance costs. The $7.5 million loan from Flag Luxury Properties was repaid on July 9, 2007. As a result of this purchase, FX Luxury Realty owns 100% of Metroflag, and therefore has consolidated the operations of Metroflag since July 6, 2007.

The following management’s discussion and analysis of financial condition and results of operations is based on the historical financial condition and results of operations of Metroflag, as predecessor, rather than those of FX Luxury Realty, for the three and six months ended June 30, 2008.

FX Real Estate and Entertainment Consolidated Operating Results

Our results for the three months ended June 30, 2008 reflected $0.5 million in revenue and $5.8 million in operating expenses. Included in operating expenses is $2.5 million in license fees, representing the second quarter guaranteed annual minimum royalty payments under the license agreements with Elvis Presley Enterprises and Muhammad Ali Enterprises and $2.1 million in corporate expenses, including $0.4 million in non-cash compensation, $0.5 million in shared services charges provided by CKX pursuant to the shared services agreement and Flag pursuant to its arrangement with the Company and professional fees, including legal and accounting costs.

Our results for the six months ended June 30, 2008 reflected $1.0 million in revenue and $13.1 million in operating expenses. Included in operating expenses is $5.0 million in license fees, representing six months of guaranteed annual minimum royalty payments under the license agreements with Elvis Presley Enterprises and Muhammad Ali Enterprises and $5.8 million in corporate expenses, including $1.3 million in non-cash compensation, $1.0 million in shared services charges provided by CKX pursuant to the shared services agreement and Flag pursuant to its arrangement with the Company and professional fees, including legal and accounting costs.

For the three and six months ended June 30, 2008, we had net interest expense of $12.1 million and $26.3 million, respectively.

For the three and six months ended June 30, 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

For the period from inception (May 11, 2007) to June 30, 2007, FX Luxury Realty accounted for its interest in Metroflag under the equity method of accounting because it did not have control with its then 50% ownership interest. For this period, FX Luxury Realty recorded $4.5 million equity in the loss of Metroflag. FX Luxury Realty also recorded $1.4 million in license fees, representing one month of the 2007 guaranteed annual minimum royalty payment under the license with Elvis Presley Enterprises and Muhammad Ali Enterprises.

The Company owns 1,410,363 shares of common stock of Riviera Holdings Corporation (the “Riv Shares”). For the three and six months ended June 30, 2008, the Company recorded to other expense an other than temporary impairment of $31.6 million related to the Riv Shares due to the decline in the stock price of Riviera Holdings Corporation. The Company has determined that the losses are other than temporary due to the Company’s evaluation of the underlying reasons for the decline in stock price, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and the Company’s uncertain ability to hold the Riv Shares for a reasonable amount of time sufficient for an expected recovery of fair value.

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

Given the significance of the Metroflag’s operations to our current and future results of operations and financial condition, we believe that an understanding of Metroflag’s reported results, trends and performance is enhanced by presenting its results of operations on a stand-alone basis for the three and six months ended June 30, 2008 and 2007 (Predecessor). This stand-alone financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2007.

Metroflag Results for the Three Months Ended June 30, 2008 and 2007

		Period from	Period from
	Three Months	April 1, 2007	May 11, 2007	Three Months
	Ended	Through	Through	Ended
	June 30, 2008	May 10, 2007	June 30, 2007	June 30, 2007	Variance
	(Amounts in thousands)
Revenue	$486	$732	$847	$1,579	$(1,093)
Operating expenses	1,113	254	188	442	671
Depreciation and amortization	7	39	48	87	(80)

Income (loss) from operations	(634)	439	611	1,050	(1,684)
Interest expense, net	(11,989)	(3,531)	(6,826)	(10,357)	(1,632)
Loss from early retirement of debt	—	(3,507)	—	(3,507)	3,507
Loss from incidental operations	(4,968)	(3,371)	(2,694)	(6,065)	1,097

Net loss	$(17,591)	$(9,970)	$(8,909)	$(18,879)	$1,288

Revenue

Revenue decreased $1.1 million, or 69.2%, in the second quarter of 2008 as compared to the second quarter of 2007 due primarily to the classification of the operations of an additional property as incidental operations.

Operating Expenses

Operating expenses increased $0.7 million, or 151.8%, in the second quarter of 2008 as compared to the second quarter of 2007 due primarily to higher overhead costs associated with the redevelopment plan for the Park Central site, including the hiring of additional personnel.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.1 million, or 92.0%, in the second quarter of 2008 as compared to the second quarter of 2007 due primarily to the operations of an additional property being classified as incidental operations in the fourth quarter of 2007.

Interest Income/Expense

Interest expense, net, increased $1.6 million, or 15.8%, in the second quarter of 2008 as compared to the second quarter of 2007 due to borrowings of $475 million as of June 30, 2008 compared to $370 million as of June 30, 2007, offset in part by lower rates in 2008.

Loss from Early Retirement of Debt

Loss from early retirement of debt of approximately $3.5 million was recorded for the three months ended June 30, 2007 to reflect the prepayment of penalties and fees as a result of the refinancing of all the mortgage notes and other long-term obligation with two notes totaling $370 million from Credit Suisse.

Loss from Incidental Operations

Loss from incidental operations decreased $1.1 million, or 18.1%, in the second quarter of 2008 as compared to the second quarter of 2007 primarily due to a decrease in depreciation and amortization of $0.4 million in 2008 as a result of a change in the estimated remaining lives of the properties classified as incidental operations. Additionally, higher revenue of $0.5 million and lower operating expenses of $0.2 million are included in the results from incidental operations in the second quarter of 2008 primarily as the result of an additional property being classified as incidental operations in the 2008 period and certain non-recurring costs incurred in the 2007 period.

Metroflag Results for the Six Months Ended June 30, 2008 and 2007

		Period from	Period from
	Six Months	January 1, 2007	May 11, 2007	Six Months
	Ended	Through	Through	Ended
	June 30, 2008	May 10, 2007	June 30, 2007	June 30, 2007	Variance
	(Amounts in thousands)
Revenue	$971	$2,079	$847	$2,926	$(1,955)
Operating expenses	2,149	839	188	1,027	1,122
Depreciation and amortization	13	128	48	176	(163)

Income (loss) from operations	(1,191)	1,112	611	1,723	(2,914)
Interest expense, net	(25,277)	(14,444)	(6,826)	(21,270)	(4,007)
Loss from early retirement of debt	—	(3,507)	—	(3,507)	3,507
Loss from incidental operations	(9,021)	(7,790)	(2,694)	(10,484)	1,463

Net loss	$(35,489)	$(24,629)	$(8,909)	$(33,538)	$(1,951)

Revenue

Revenue decreased $2.0 million, or 66.8%, in the first six months of 2008 as compared to the first six months of 2007 due primarily to the classification of the operations of an additional property as incidental operations.

Operating Expenses

Operating expenses increased $1.1 million, or 109.3%, in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due primarily to higher overhead costs associated with the redevelopment plan for the Park Central site, including the hiring of additional personnel.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.2 million, or 92.6%, in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due primarily to the operations of an additional property being classified as incidental operations in the fourth quarter of 2007.

Interest Income/Expense

Interest expense, net, increased $4.0 million, or 18.8%, in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to borrowings of $475 million as of June 30, 2008 compared to $370 million as of June 30, 2007, offset in part by lower rates in 2008.

Loss from Early Retirement of Debt

Loss from early retirement of debt of approximately $3.5 million was recorded for the six months ended June 30, 2007 to reflect the prepayment of penalties and fees as a result of the refinancing of all the mortgage notes and other long-term obligation with two notes totaling $370 million from Credit Suisse.

Loss from Incidental Operations

Loss from incidental operations decreased $1.5 million, or 14.0%, in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to higher revenue of $1.5 million in 2008 primarily as the result of an additional property being classified as incidental operations in the 2008 period. Higher operating expenses of $0.7 million in 2008 were offset by lower depreciation and amortization expenses of $0.7 million resulting from a change in the estimated remaining lives of the properties classified as incidental operations.

Liquidity and Capital Resources

Introduction — The historical financial statements and financial information of our predecessor, the Metroflag entities, included in this quarterly report are not representative of our planned business going forward or indicative of our future operating and financial results. We have substantial leverage and limited liquidity. Our current cash flow and cash on hand of $21.9 million at June 30, 2008 ($12.3 million as of July 31, 2008 after giving effect to the extension of the Mortgage Loan on July 6, 2008 and the private placement of units in July 2008) are not sufficient to fund our current operations or to pay obligations scheduled to come due over the ensuing six months, including our $475 million Mortgage Loan, which matures on January 6, 2009, subject to our conditional right to extend as described below and our license agreements with EPE and MAE.

In response to the ongoing difficulties in the U.S. financial markets and the economic downturn in Las Vegas, we are reviewing our previously adopted redevelopment plan for the Park Central site. The purpose of this review is to determine whether to alter our existing plan and the incurrence of certain expenditures in the current design and planning stage of the project. If we choose to delay such expenditures, we will likely need to revise the currently targeted commencement date and completion date for the project.

No assurance can be given that we will be successful in finding adequate capital to extend our $475 million Mortgage Loan, to fund our license agreements with EPE and MAE, to fund the Graceland based hotel(s) and to pay general corporate obligations. If we are unable to raise sufficient new capital by January 2009, we may be in default of our obligations under the Mortgage Loan and EPE and MAE license agreements. If we default on our obligations under the Mortgage Loan, we may be unable to pursue our current business plan as it relates to the development of the Park Central site. If we default on our obligation under the EPE and MAE license agreements, we may be unable to pursue our current business plan as it relates to the development of Graceland and the use of the intellectual property associated with Elvis Presley and Muhammad Ali in the development of other real estate projects.

Rights Offering — We generated aggregate gross proceeds of approximately $98.7 million from the rights offering and from sales under the related investment agreements, as amended, between us and Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (collectively “Huff”). On March 13, 2008, we used $23 million of the proceeds from the rights offering to repay our $23 million Riv loan (as more fully described below). On April 1, 2008, we paid the guaranteed annual minimum royalty payments of $10 million (plus accrued interest of $0.35 million) for 2007 under the license agreements, as amended, with Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises, LLC, out of proceeds from the rights offering. On April 17, 2008, we used $7 million of the proceeds from the rights offering to repay in full and retire the Flag promissory note for $1.0 million principal amount and the CKX loan for $6.0 million principal amount (as more fully described below). On May 13, 2008, we used approximately $31 million of proceeds from sales under the investment agreements referenced above to pay Flag $30 million plus accrued return of approximately $1.0 million through the date of payment as partial satisfaction of its $45 million preferred priority distribution right (as described below). We used the remainder of the proceeds from the rights offering and the sales under the related investment agreements to satisfy certain capital requirements associated with extending the Mortgage Loan on July 6, 2008.

Shier Stock Purchase — In connection with and pursuant to the terms of his employment agreement, on January 3, 2008, Barry Shier, our Chief Operating Officer, purchased 500,000 shares of common stock at a price of $5.14 per share, for aggregate consideration of $2.57 million.

Private Placement of Units — Between July 15, 2008 and July 18, 2008, we sold in a private placement to Paul C. Kanavos, our President, Barry A. Shier, our Chief Operating Officer, an affiliate of Brett Torino, our

Chairman of the Las Vegas Division, Mitchell J. Nelson, our Executive Vice President and General Counsel, and an affiliate of Harvey Silverman, a director of our company, an aggregate of 2,264,289 units at a purchase price of $3.50 per unit. Each unit consisted of one share of our common stock, a warrant to purchase one share of our common stock at an exercise price of $4.50 per share and a warrant to purchase one share of our common stock at an exercise price of $5.50 per share. The warrants to purchase shares of our common stock for $4.50 per share are exercisable for a period of seven years, and the warrants to purchase shares of our common stock for $5.50 per share are exercisable for a period of ten years.

We generated aggregate proceeds from the sale of the units of approximately $7.9 million. We intend to use the proceeds to fund working capital requirements and for general corporate purposes.

For additional information regarding this private placement of units, reference is made to our Current Report on Form 8-K, dated July 15, 2008, as filed with the Securities and Exchange Commission on July 17, 2008.

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

CKX Line of Credit — On September 26, 2007, CKX entered into a Line of Credit Agreement with us pursuant to which CKX agreed to loan up to $7.0 million to us, $6.0 million of which was drawn down on September 26, 2007 and was evidenced by a promissory note dated September 26, 2007. We used $5.5 million of the proceeds of the loan, together with proceeds from additional borrowings, to exercise our option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The loan bore interest at LIBOR plus 600 basis points and was payable upon the earlier of (i) two years and (ii) our consummation of an equity raise at or above $90.0 million. As described above, on April 17, 2008, we repaid this loan in full and retired the line of credit with proceeds from the rights offering.

On June 1, 2007, FX Luxury Realty signed a promissory note with Flag Luxury Properties for $1.0 million, representing amounts owed to Flag Luxury Properties related to funding for the purchase of the shares of Flag Luxury Riv. The note, included in related party debt on the accompanying audited consolidated balance sheet, accrued interest at 5% per annum through December 31, 2007 and 10% from January 1, 2008 through maturity. The Company discounted the note to fair value and recorded interest expense accordingly. As described above, on April 17, 2008, we repaid in full and retired this note with proceeds from the rights offering.

Our independent registered public accounting firm’s report dated March 3, 2008 to our consolidated financial statements for the year ended December 31, 2007 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.

Most of our assets are encumbered by our debt obligations as described below.

Mortgage Loan — On May 11, 2007, an affiliate of Credit Suisse entered into a $370 million senior secured credit term loan facility relating to the Park Central site, the proceeds of which were used to repay the then-existing mortgages on the Park Central site. The borrowers were BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC, subsidiaries of FX Luxury Realty. The loan was structured as a $250 million senior secured loan and a $120 million senior secured second lien loan. On July 6, 2007, simultaneously with FX Luxury Realty’s acquisition of the remaining 50% ownership interest in Metroflag, we amended the senior secured credit term loan facility, increasing the total amounts outstanding under the senior secured loan, referred to herein as the Park Central Senior Loan, and senior secured second lien loan, referred to herein as the Park Central Second Lien Loan, to $280 million and $195 million, respectively. The two loans are referred to collectively herein as the Mortgage Loan. The Park Central Senior Loan is divided into a $250 million senior tranche, or Tranche A, and a $30 million junior tranche, or Tranche B. Interest is payable on the Park Central Senior Loan Tranche A and Tranche B and Park Central Second Lien Loan based on one-month LIBOR plus 150 basis points, plus 400 basis points and plus 900 basis points, respectively. On December 31, 2007, the applicable LIBOR rate was 5.03%. The interest rates on the Park Central Senior Loan Tranche A and Tranche B and Park Central Second Lien Loan on June 30, 2008 were 4.0%, 6.5% and 11.5%, respectively. We also purchased a cap to protect the one-month LIBOR rate at a maximum of 5.5%, which expired on July 23, 2008. Effective July 23, 2008, we purchased another cap to protect the one-month LIBOR rate at a maximum of 3.5% in conjunction with extending the Mortgage Loan’s maturity date to January 6, 2009 (as described below). Pursuant to the terms of the Mortgage Loan, we had funded segregated reserve accounts of $84.7 million on July 6, 2007 for the payment of future interest payable on the loan and to cover expected carrying costs, operating expenses and pre-development costs for the Park Central site which are expected to be incurred during the initial term of the loan. The loan agreement provides for all collections to be deposited in a lock box and disbursed in accordance with the loan agreement. To the extent there is excess cash flow, it is to be placed in the pre-development reserve loan account. We had approximately $36.7 million on deposit in these accounts as of June 30, 2008. On May 7, 2008, we delivered a notice to the lenders exercising our conditional right to extend the Mortgage Loan’s maturity date for the initial six month period. Effective July 6, 2008, we made an additional deposit of approximately $14.9 million into reserve accounts and extended the Mortgage Loan’s maturity date by six months to January 6, 2009. In order to exercise the second six month extension of the Mortgage Loan’s maturity date, on or prior to January 6, 2009 we will need to fulfill certain requirements, including depositing additional amounts into pre-development, operating and interest reserve accounts. We will need to seek additional debt and/or equity financing on or prior to January 6, 2009 in order to exercise this additional six month extension of the Mortgage Loan’s maturity date. There is no guarantee that we will be able to obtain such financing on terms favorable to our business or at all. The Mortgage Loan is not guaranteed by FX Real Estate and Entertainment nor has FX Real Estate and Entertainment pledged any assets to secure the Mortgage Loan. The Mortgage Loan is secured only by first lien and second lien security interests in substantially all of the assets of the Metroflag entities, including the Park Central site. FXLR has provided a guarantee to the lenders only for losses caused under limited circumstances such as fraud or willful misconduct. The Mortgage Loan includes certain financial and other maintenance covenants on the Park Central site including limitations on indebtedness, liens, restricted payments, loan to value ratio, asset sales and related party transactions. The financial covenants on the $280 million tranche are: (i) the ratio of total indebtedness to the appraised value of the Park Central site real property under that loan can not exceed 66.5%; and (ii) the ratio of the outstanding principal amount of the Park Central Senior Loan to the total appraised value of the Park Central site real property can not exceed 39.0%. The financial covenant on the $195 million tranche is the ratio of total indebtedness to total appraised value of the Park Central site real property under that loan can not exceed 66.5%.

Bear Stearns Margin Loan — On September 26, 2007, we entered into a $7.7 million margin loan with Bear Stearns. We used the proceeds of the loan, together with the proceeds from the CKX line of credit, to exercise the option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The margin loan requires a maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. On June 30, 2008 the effective interest rate on this loan was 3.4% and the amount outstanding, including accrued interest of $0.3 million, was $6.9 million after a payment of approximately $1.1 million on June 30, 2008 to pay down the margin loan in conjunction with these loan requirements. Subsequent to June 30, 2008, the Company made additional payments of $2.0 million to further pay down the margin loan.

Debt Covenants — The Mortgage Loan contains covenants that regulate our incurrence of debt, disposition of property and capital expenditures. We were in compliance with all loan covenants as of June 30, 2008.

Preferred Priority Distribution — In connection with CKX’s $100 million investment in FXLR on June 1, 2007, CKX agreed to permit Flag Luxury Properties to retain a $45 million preferred priority distribution right which amount will be payable from the proceeds of certain pre-defined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements described elsewhere herein. From and after November 1, 2007, Flag Luxury Properties is entitled to an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Robert F.X. Sillerman, our Chairman and Chief Executive Officer, Paul Kanavos, our President, and Brett Torino, Chairman of our Las Vegas Division, each own directly and indirectly an approximate 30.5% interest in Flag Luxury Properties and each will receive his pro rata share of the priority distribution. As described above, on May 13, 2008, we paid to Flag with proceeds from sales under the related investment agreements $30 million plus return of approximately $1.0 million through the date of payment as partial satisfaction of its $45 million preferred priority distribution right. As of June 30, 2008, $15 million of the preferred priority distribution right in FLXR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008, as described above, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement of units.

Cash Flow for the Six Months Ended June 30, 2008

Operating Activities

Cash used in operating activities of $36.7 million for the six months ended June 30, 2008 consisted primarily of the net loss for the period of $79.0 million, which includes the non-cash impairment of available-for-sale securities of $31.6 million, depreciation and amortization costs of $10.8 million, deferred financing cost amortization of $6.5 million and share-based payments of $1.7 million. There were changes in working capital levels during the period of $8.7 million, which includes a $5.0 million accrual for the Elvis Presley Enterprises and Muhammad Ali Enterprises license agreements for the six months ended June 30, 2008.

Investing Activities

Cash provided by investing activities of $18.5 million for the six months ended June 30, 2008 reflects $5.1 million of development costs capitalized during the period, offset by $23.7 million of restricted cash used.

Financing Activities

Cash provided by financing activities of $37.6 million for the six months ended June 30, 2008 reflects net proceeds from the rights offering and the related investment agreements of $96.6 million, other issuances of stock of $2.6 million, offset by the preferred distribution to Flag of $31.0 million, repayment of notes of $24.0 million, and repayment of the Flag promissory note of $1.0 million principal amount and the CKX line of credit of $6.0 million principal amount.

Cash Flow for the Period from May 11, 2007 to June 30, 2007

FX Luxury Realty’s cash flow activity from inception (May 11, 2007) through June 30, 2007 consisted primarily of investment and financing activities. Cash used in investing activities during such period was $22.8 million, representing cash used to purchase the Riviera interests of $21.8 million and a deposit of $1.0 million into restricted cash.

Cash flow provided by financing activities during such period of $123.2 million reflects the $100.0 million investment from CKX and $23.0 million of proceeds from the Riv loan.

Metroflag — Historical Cash Flow for the Period from January 1, 2007 through May 10, 2007

Operating Activities

Net cash used in operating activities of $18.6 million for the period from January 1, 2007 through May 10, 2007 consisted primarily of the net loss for the period of $24.6 million, which includes depreciation and amortization costs of $8.5 million, and changes in working capital levels of $2.6 million.

Investing Activities

Cash used in investing activities of $11.5 million for the period from January 1, 2007 through May 10, 2007 consisted primarily of net deposits into restricted cash accounts required under various lending agreements of $11.5 million.

Financing Activities

Net cash provided by financing activities of $7.0 million for the period from January 1, 2007 through May 10, 2007 reflects proceeds from refinanced mortgage loans of $306.5 million were used to extinguish prior debt obligation of $295 million and to fund the redevelopment. The proceeds from members’ loans of $6.0 million were used to fund redevelopment working capital and to pay off loan extension fees. Deferred financing costs paid were $10.5 million.

Uses of Capital

At June 30 2008, we had $481.6 million of debt outstanding and $21.9 million in cash and cash equivalents. At July 31, 2008 we had cash and cash equivalents and restricted cash of $12.3 million and $46.7 million, respectively, after giving effect to the extension of the Mortgage Loan effective July 6, 2008 and the private placement of units in July 2008.

Our current cash on hand is not sufficient to fund our current operations including payments of interest and principal due on our outstanding debt. Most of our assets are encumbered by our debt obligations. In total, we generated aggregate gross proceeds of approximately $98.7 million from the rights offering and from sales under the related investment agreements. The aggregate proceeds from the sale of 2,264,289 units pursuant to the subscription agreements entered into on July 15, 2008 were approximately $7.9 million. The Company will utilize the proceeds to fund working capital requirements and for general corporate purposes. However, we still need to seek additional financing prior to January 6, 2009 in order to obtain an extension of the Mortgage Loan and satisfy other obligations and working capital requirements, including the guaranteed annual minimum royalty payments under our license agreements with Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises, LLC for 2008, which are due no later than January 30, 2009. We have no current plans with respect to securing any such financing and there can be no guarantee that we will be able to secure such financing on terms that are favorable to our business or at all.

Our long-term business plan is to develop and manage hotels and attractions worldwide including the redevelopment of our Park Central site in Las Vegas, the development of one or more hotel(s) at or near Graceland and the development of Elvis Presley and Muhammad Ali-themed hotels and attractions worldwide. In order to fund these projects we will need to raise significant funds, likely through the issuance of debt and/or equity securities. Our ability to raise such financing will be dependent upon a number of factors including future conditions in the financial markets.

Capital Expenditures

Our business plan is to develop and manage hotels and attractions worldwide including the redevelopment of our Park Central site in Las Vegas, the development of one or more hotel(s) at or near Graceland and the development of Elvis Presley and Muhammad Ali-themed hotels and attractions worldwide. Our plans regarding the size, scope and phasing of the redevelopment of the Park Central site may change as we formulate and finalize our development plans. These changes may impact the timing and cost of the redevelopment. Based on preliminary budgets, management estimates total construction costs of the current plan to be approximately $3.1 billion (exclusive of land cost and related financing and other pre-opening costs) and estimates it will capitalize development costs of approximately $18 million during 2008. Although we expect that development of and construction of the Graceland hotel(s) will require very substantial expenditures over a period of several years, it is too early in the planning stages of such project to accurately estimate the potential costs of such project.

In connection with and as a condition to the Mortgage Loan we have funded a segregated escrow account for the purpose of funding pre-development costs in connection with re-developing the Las Vegas property which we expect to incur over the next six months. The balance in the pre-development escrow account at June 30, 2008 and December 31, 2007 was $23.4 million and $25.9 million, respectively, which is included in restricted cash on our balance sheet.

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

Application of Critical Accounting Policies

During the six months ended June 30, 2008, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Form 10-K, as amended, for the year ended December 31, 2007.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008 for financial assets and liabilities and after January 1, 2009 for non-financial assets and liabilities. The Company has adopted SFAS 157 for its marketable securities (see note 2, Investment in Riviera). The Company’s marketable securities qualify as level one financial assets in accordance with SFAS 157 as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company’s interest rate cap agreement qualifies as a level three financial asset in accordance with SFAS 157; however, the balance as of June 30, 2008 and changes in the period ended June 30, 2008 did not have a material effect on the Company’s financial position or operations. The Company does not have any other level three assets or liabilities.

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

On June 5, 2008, the FASB released a Proposed Statement of Financial Accounting Standards, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141(R) (the “proposed Statement”), for a comment period ending August 8, 2008. The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity’s position in a dispute. The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. The adoption of this standard will change the Company’s disclosure of contingent liabilities for the current fiscal year.

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

Interest Rate Risk

Approximately $6.9 million of the debt we had outstanding at June 30, 2008 pays interest at variable rates. Accordingly, a 1% increase in interest rates would increase our annual borrowing costs by less than $0.1 million.

The $475 million secured by the Park Central site pays interest at variable rates ranging from 4.0% to 11.5% at June 30, 2008. We entered into an interest rate agreement with a major financial institution which capped the maximum Eurodollar base rate payable under the loan at 5.5%. The interest rate cap agreement expired on July 23, 2008. A new rate cap agreement to protect the one-month LIBOR rate at a maximum of 3.50% was purchased in conjunction with the extension of the Mortgage Loan effective July 6, 2008.

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

Although not required, the Company has identified, and Ernst & Young, our independent registered public accounting firm, communicated certain material weaknesses in internal controls as of December 31, 2007. At June 30, 2008, the Company has updated its internal control environment over financial reporting, including internal controls over accrual accounting, accounting for bad debts, leases, acquisitions of intangible assets, derivative financial instruments and contingencies and the hiring of additional and more experienced financial personnel. In the third quarter of 2008, the Company will commence testing of the internal control environment as part of management’s assessment regarding internal controls over financial reporting.

As of December 31, 2008, Section 404 will require us to assess and attest to the effectiveness of our internal control over financial reporting and will require our independent registered public accounting firm to attest as to the effectiveness of our internal control over financial reporting.

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2008. Based on this evaluation, the chief executive officer and chief financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

Changes in Internal Control over Financial Reporting

The Company made changes to enhance its internal controls over financial reporting during the six months ended June 30, 2008 to remediate the material weaknesses in internal controls at December 31, 2007. In the third quarter of 2008, the Company will commence testing of the internal control environment as part of management’s assessment regarding internal controls over financial reporting

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Note 15 to the Company’s Consolidated and Combined Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 6.	EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number		Description

10	.1†	Second Amendment, dated as of May 13, 2008, to Investment Agreement by and between the Registrant and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., dated as of January 9, 2008
10	.2†	Registration Rights Agreement, dated as of May 13, 2008, by and between the Registrant and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P.
31	.1†	Certification of Principal Executive Officer
31	.2†	Certification of Principal Financial Officer
32	.1†	Section 1350 Certification of Principal Executive Officer
32	.2†	Section 1350 Certification of Principal Financial Officer

†	Filed herewith

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
Thomas P. Benson
Chief Financial Officer, Executive Vice President
and Treasurer

August 11, 2008

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

10.1	Second Amendment, dated as of May 13, 2008, to Investment Agreement by and between the Registrant and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., dated as of January 9, 2008
10.2	Registration Rights Agreement, dated as of May 13, 2008, by and between the Registrant and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer