Form 10-Q
period 2008-09-30
FX Real Estate & Entertainment Inc.
filed 2008-11-13
CIK 1410402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 10, 2008, there were 51,992,417 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3
	Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 (Unaudited)	4
	Consolidated Statements of Operations for the nine months ended September 30, 2008 (Unaudited) and for the period from May 11, 2007 through September 30, 2007 (Unaudited) and Combined Statement of Operations for the period from January 1, 2007 through May 10, 2007 (Predecessor)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 (Unaudited) and for the period from May 11, 2007 through September 30, 2007 (Unaudited) and Combined Statement of Cash Flows for the period from January 1, 2007 through May 10, 2007 (Predecessor)	6
	Notes to Consolidated and Combined Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4T.	Controls and Procedures	37
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 6.	Exhibits	40
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

FX Real Estate and Entertainment Inc.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,483	$2,559
Restricted cash	37,229	60,350
Marketable securities	10,366	43,439
Rent and other receivables, net of allowance for doubtful accounts of $110 at September 30, 2008 and $368 at December 31, 2007	448	1,016
Deferred financing costs, net	889	6,714
Prepaid expenses and other current assets	1,366	1,031

Total current assets	59,781	115,109
Investment in real estate, at cost:
Land	537,719	533,336
Building and improvements	32,710	32,710
Furniture, fixtures and equipment	682	565
Capitalized development costs	—	6,026
Less: accumulated depreciation	(26,877)	(10,984)

Net investment in real estate	544,234	561,653
Acquired lease intangible assets, net	1,103	1,222

Total assets	$605,118	$677,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,177	$10,809
Accrued license fees	7,500	10,000
Debt	475,000	475,000
Notes payable	4,605	30,674
Due to related parties	1,415	3,022
Related party debt	—	1,020
Other current liabilities	817	1,075
Acquired lease intangible liabilities, net	19	39
Unearned rent and related revenue	66	—

Total current liabilities	496,599	531,639
Related party debt	—	6,000
Other long-term liabilities	10	191

Total liabilities	496,609	537,830
Contingently redeemable stockholders’ equity	—	180
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share issued and outstanding at September 30, 2008 and none issued and outstanding at December 31, 2007	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 51,929,696 and 39,290,247 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	519	393
Additional paid-in-capital	298,419	219,781
Accumulated deficit	(190,429)	(77,739)
Accumulated other comprehensive loss	—	(2,461)

Total stockholders’ equity	108,509	139,974

Total liabilities and stockholders’ equity	$605,118	$677,984

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Revenue	$482	$1,346

Operating expenses:
License fees	2,500	4,285
Selling, general and administrative expenses	3,560	3,278
Depreciation and amortization expense	7	86
Operating and maintenance	6	145
Real estate taxes	58	116
Impairment of capitalized development costs	10,667	—

Total operating expenses	16,798	7,910

Loss from operations	(16,316)	(6,564)

Interest income	84	187
Interest expense	(9,665)	(15,707)
Other expense	(3,950)	(5,981)

Loss before equity in loss of an unconsolidated affiliate, minority interest and incidental operations	(29,847)	(28,065)
Equity in loss of an unconsolidated affiliate	—	(514)
Minority interest	—	335
Loss from incidental operations	(3,860)	(5,113)

Net loss	$(33,707)	$(33,357)

Basic and diluted loss per share	$(0.65)

Basic and diluted average number of common shares outstanding	51,503,841

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

			Predecessor
		Consolidated	Combined
	Consolidated	Period from	Period from
	Nine Months	May 11, 2007	January 1, 2007
	Ended	Through	Through
	September 30, 2008	September 30, 2007	May 10, 2007
	(Unaudited)	(Unaudited)
Revenue	$1,453	$1,346	$2,079

Operating expenses:
License fees	7,500	5,714	—
Selling, general and administrative expenses	11,504	3,687	421
Depreciation and amortization expense	20	86	128
Operating and maintenance	23	145	265
Real estate taxes	167	116	153
Impairment of capitalized development costs	10,667	—	—

Total operating expenses	29,881	9,748	967

Income (loss) from operations	(28,428)	(8,402)	1,112

Interest income	325	613	113
Interest expense	(36,183)	(15,944)	(14,557)
Other expense	(35,535)	(6,358)	—

Loss before equity in loss of an unconsolidated affiliate, minority interest, early retirement of debt and incidental operations	(99,821)	(30,091)	(13,332)
Equity in loss of an unconsolidated affiliate	—	(4,969)	—
Minority interest	12	579	—
Loss from early retirement of debt	—	—	(3,507)
Loss from incidental operations	(12,881)	(5,113)	(7,790)

Net loss	$(112,690)	$(39,594)	$(24,629)

Basic and diluted loss per share	$(2.43)

Basic and diluted average number of common shares outstanding	46,356,693

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

STATEMENTS OF CASH FLOWS
(amounts in thousands)

			Predecessor
		Consolidated	Combined
	Consolidated	Period from	Period from
	Nine Months	May 11, 2007	January 1, 2007
	Ended	through	Through
	September 30, 2008	September, 30 2007	May 10, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(112,690)	$(39,594)	$(24,629)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss on exercise of derivative	—	6,358	—
Impairment of available-for-sale securities	35,535	—	—
Impairment of capitalized development costs	10,667	—	—
Equity in loss of an unconsolidated affiliate	—	4,969	36
Depreciation and amortization	15,892	5,449	8,472
Deferred financing cost amortization	7,493	3,631	41
Share-based payments	2,448	—	—
Minority interest	(12)	(579)	—
Provision for accounts receivable allowance	(258)	—	—
Changes in operating assets and liabilities:
Receivables	475	—	(171)
Other current and non-current assets	(533)	(1,318)	(933)
Accounts payable and accrued expenses	(3,571)	3,324	(2,486)
Accrued license fees	(2,500)	5,714	—
Due to related parties	(1,607)	1,053	22
Unearned revenue	66	—	991
Other	(266)	—	27

Net cash used in operating activities	(48,861)	(10,993)	(18,630)

Cash flows from investing activities:
Restricted cash	37,979	(10,443)	11,541
Purchase of additional interest in Metroflag	—	(172,500)	—
Purchase of property and equipment	(117)	—	—
Capitalized development costs	(9,034)	—	(45)
Purchase of Riviera interests	—	(21,842)	—
Purchase of shares in Riviera	—	(13,197)	—

Net cash provided by (used in) investing activities	28,828	(217,982)	11,496
Cash flows from financing activities:
Proceeds from private placement of units	7,925	—	—
Payment of mortgage loan extension costs	(14,988)	—	—
Repayment of related party debt	(7,054)	—	—
Repayment of notes	(26,069)	—	—
Proceeds from sale of common stock	2,570	2,000	—
Proceeds from rights offering and investment agreements, net	96,613	—	—
Preferred distribution to related party	(31,039)	—	—
Deferred financing and leasing costs	(1,669)	(3,737)	(10,536)
Contribution from minority interest	668	466	—
Proceeds from members’ loans	—	—	5,972
Members’ capital contributions	—	100,000	—
Repayment of members’ loans	—	(7,605)	—
Borrowings under loan agreement and notes payable	—	141,674	306,543
Retirement of mortgage loans	—	—	(295,000)

Net cash provided by financing activities	26,957	232,798	6,979

Net increase (decrease) in cash and equivalents	6,924	3,823	(155)
Cash and cash equivalents — beginning of period	2,559	—	1,643

Cash and cash equivalents — end of period	$9,483	$3,823	$1,488

Supplemental cash flow information:
Cash paid for interest	$30,189	$12,772	$17,102

Non-cash financing activity:
Contributions of assets for membership interests	$—	$103,421	$—

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of and for the three and nine months ended September 30, 2008, the period from May 11, 2007 through September 30, 2007 and as of December 31, 2007 reflect the results of operations of FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FX Luxury Realty, LLC, which changed its name to FX Luxury, LLC in August 2008 (“FXLR”), and the combined financial statements for the period from January 1, 2007 through May 10, 2007 reflect the results of operations of Metroflag (as defined below), the Company’s predecessor. The financial information in this report for the three and nine months ended September 30, 2008 and for the period from May 11, 2007 through September 30, 2007 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and nine months ended September 30, 2008 and all 2007 periods are not necessarily indicative of the results for the full year.

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

On May 9, 2007, Polo, Cable, CAP/TOR, SW and HD were merged with and into either Cable or BP, with Cable and BP continuing as the surviving companies. In August 2008, BP changed its name to FX Luxury Las Vegas I, LLC and Cable changed its name to FX Luxury Las Vegas II, LLC (together the “Park Central subsidiaries”).

On May 11, 2007, Flag Luxury BP, LLC, Flag Luxury Polo, LLC, Flag Luxury SW, LLC, Flag Luxury Cable, LLC, Metroflag CC, LLC, Metro One, LLC, Metro Two, LLC, Metro Three, LLC, Metro Five, LLC, merged into FXLR, which effectively became a 50% owner of Metroflag.

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

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

The consolidated financial statements of FXRE include the accounts of all its subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying combined financial statements for Metroflag consist of BP, Polo, Cable, CAP/TOR, SW, HD, and MM before the merger on May 10, 2007 and BP, Cable and MM after the merger. Significant intercompany accounts and transactions between the entities have been eliminated in the accompanying combined financial statements. The financial statements have been combined because the entities were all part of a transaction such that FXLR owns 100% of Metroflag under common ownership and subject to mortgage loans secured by the properties owned by the combined entities.

Significant Accounting Policies

During the nine months ended September 30, 2008, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the Form 10-K.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company has adopted SFAS 157 for its marketable securities (see note 2, Formation of the Company). The Company’s marketable securities qualify as level one financial assets in accordance with SFAS 157 as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company’s interest rate cap agreement (see note 11) qualifies as a level three financial asset in accordance with SFAS 157 as of September 30, 2008; however, the balance as of September 30, 2008 and changes in the period ended September 30, 2008 did not have a material effect on the Company’s financial position or operations. The Company does not have any other level three financial assets or liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008 the Company elected not to report any additional assets and liabilities at fair value.

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009. The Company has completed its assessment of the impact of SFAS 160 on its consolidated financial statements and has concluded that the statement will not have a significant impact on the Company’s consolidated financial statements.

On June 5, 2008, the FASB released a Proposed Statement of Financial Accounting Standards, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141(R) (the “proposed Statement”), for a comment period ending August 8, 2008. The proposed Statement would (a) expand the population of loss contingencies that is required to be disclosed, (b) require disclosure of specific quantitative and qualitative

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity’s position in a dispute. The FASB has indicated that the earliest effective date of the proposed Statement for the Company would be no sooner than the fiscal year ending December 15, 2009. The adoption of this standard will change the Company’s disclosure of contingent liabilities upon effectiveness of the proposed Statement.

2.	Organization and Background

Business of the Company

The Company owns 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada (the “Park Central site”). The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. As previously disclosed, the Company had commenced design and planning for a redevelopment plan for the Park Central site that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company has determined not to proceed with its originally proposed plan for the redevelopment of the Park Central site. The Company intends to consider alternative plans with respect to the redevelopment of the site. Until such time as an alternative development plan, if any, is adopted, the Company intends to continue the property’s current commercial leasing activities. As a result of this decision, the Company recorded an impairment charge related to a write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of September 30, 2008.

As discussed in note 7, the Park Central subsidiaries are in default under the $475 million mortgage loan secured by the Park Central site by reason of being out of compliance with the debt-to-loan value ratio covenants prescribed by the governing amended and restated credit agreements. In order to cure the default, the Company is seeking from the lenders a waiver of noncompliance with, or modifications of, these financial covenants. Unless and until the Company can obtain such a waiver or modifications, the lenders may exercise their remedies under the credit agreements, which include accelerating repayment of the loan and foreclosing on the Park Central site. There is no assurance that the Company will be able to obtain such a waiver or modification before the lenders exercise any of their remedies. Neither the Company nor its Park Central subsidiaries have adequate capital to repay the mortgage loan if accelerated and there can be no assurance that the mortgage loan can be refinanced in a timely manner and on commercially reasonable terms or at all.

On June 1, 2007, the Company entered into license agreements with Elvis Presley Enterprises, Inc. (“EPE”), an 85%-owned subsidiary of CKX, Inc. (“CKX”) [NASDAQ: CKXE], and Muhammad Ali Enterprises LLC (“MAE”), an 80%-owned subsidiary of CKX, which allows it to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of its real estate and other entertainment attraction-based projects. The Company’s license agreement with Elvis Presley Enterprises grants the Company, among other rights, the right to develop, and it currently intends to pursue the development of, one or more hotels as part of the master plan of Elvis Presley Enterprises, Inc. to redevelop the Graceland property and surrounding areas in Memphis, Tennessee.

The Company’s ability to pursue the development of the Graceland-based hotel(s) as well as additional real estate and entertainment attraction-based projects is dependent upon, among other things, its ability to raise the financing necessary to pay (i) the annual minimum license fees and certain other funding obligations under the EPE and MAE license agreements (see note 9) and (ii) the costs of developing such projects. The failure to pay the annual minimum license fees and to satisfy its other funding obligations could result in the termination of the license agreements by EPE and MAE and the loss of all rights with respect to the Muhammad Ali and Elvis Presley intellectual property assets. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In addition to its ownership of plans to develop one or more Graceland-based hotel(s) and its intention to pursue additional real estate and entertainment-based developments using the Elvis Presley and Muhammad Ali intellectual property, the Company, as of September 30, 2008, through direct and indirect wholly owned subsidiaries, owned 1,410,363 shares of common stock of Riviera Holdings Corporation [AMEX:RIV], a company that owns and operates the Riviera Hotel & Casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado. While the Company had been exploring an acquisition of Riviera Holdings Corporation, such exploration has been deferred as a result of prevailing capital market conditions and the Company’s financial condition.

As referenced in note 7 below, 992,069 of the Company’s shares of Riviera Holdings Corporation common stock are pledged as collateral for a margin loan with Bear Stearns. On September 30, 2008, the effective interest rate on this loan was 3.5% and the amount outstanding, including accrued interest of $0.3 million, was $4.9 million. On November 11, 2008, the lender notified the Company that the closing price of Riviera Holdings Corporation common stock fell below $3.00 per share, resulting in the requirement that the Company repay all amounts outstanding under the loan. The failure to repay the remaining outstanding amount under the loan when demanded by the lender could result in the lender exercising its remedies under the margin loan agreement, which could include selling the shares and retaining the proceeds as repayment of some or all of the loan. If the lender was to sell the shares and receive proceeds insufficient to repay all amounts outstanding under the loan, the Company would be required to pay the deficiency.

Formation of the Company

FXLR was formed under the laws of the state of Delaware on April 13, 2007. The Company was inactive from inception through May 10, 2007.

On May 11, 2007, Flag Luxury Properties, LLC (“Flag”), a real estate development company in which Robert F.X. Sillerman and Paul C. Kanavos each owned an approximate 29% interest, contributed to the Company its 50% ownership interest in the Metroflag entities for all of the membership interests in the Company. The sale of assets by Flag was accounted for at historical cost as FXLR and Flag were entities under common control.

On June 1, 2007, Flag Leisure Group, LLC, a company in which Robert F.X. Sillerman and Paul C. Kanavos each beneficially own an approximate 33% interest and which is the managing member of Flag, sold to the Company all of its membership interests in RH1, LLC (“RH1”), which owns an aggregate of 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings, Inc. On such date, Flag also sold to the Company all of its membership interests in Flag Luxury Riv, LLC, which owns an additional 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings. With the purchase of these membership interests, FXLR acquired, through its interests in Riv Acquisitions Holdings, a 50% beneficial ownership interest in an option to acquire an additional 1,147,550 shares of Riviera Holdings Corporation at $23 per share. These options were exercised in September 2007. The total consideration for these transactions was $21.8 million paid in cash, a note for $1.0 million and additional contributed equity of $15.9 million for a total of $38.7 million. As a result of these transactions, the Company owns 1,410,363 shares of common stock (161,758 of which were put into trust for the benefit of the Company in October 2008) of Riviera Holdings Corporation (the “Riv Shares”) as of September 30, 2008. The sale of assets by Flag Leisure Group, LLC and Flag was accounted for at historical cost as the Company, Flag Leisure Group, LLC and Flag were entities under common control at the time of the transactions. Historical cost for these acquired interests equals fair values because the assets acquired comprised available for sale securities and a derivative instrument that are required to be reported at fair value in accordance with generally accepted accounting principles.

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

In the first quarter of 2008, a termination event as defined in the Repurchase Agreement was deemed to have occurred as the average closing price of the common stock of FXRE for the consecutive 30-day period following the date of the CKX Distribution (January 10, 2008) exceeded a price per share that attributes an aggregate value to the Purchased Securities of greater than $100 million. As a result of the termination event and resulting termination of the Repurchase Agreement, the shares are no longer redeemable. As of September 30, 2008, the Company has reclassified to stockholders’ equity the contingently redeemable stockholders’ equity included on the consolidated balance sheet as of December 31, 2007.

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

Conditional Option Agreement with 19X

On February 28, 2008, the Company entered into an Option Agreement with 19X, Inc. pursuant to which, in consideration for aggregate annual payments totaling $105 million payable over five years in four equal cash installments per year, the Company would have the right (but not the obligation) to acquire an 85% interest in the Elvis Presley business currently owned and operated by CKX through EPE at an escalating price ranging from $650 million to $850 million over the period beginning on the date of the closing of 19X’s acquisition of CKX through 72 months following such date, subject to extension under certain circumstances as described below.

Because 19X would only own those rights upon consummation of its acquisition of CKX, the effectiveness of the Option Agreement was conditioned upon the merger between CKX and 19X. As a result of the termination of the merger agreement between 19X and CKX on November 1, 2008, the Option Agreement with 19X was terminated and thereafter will have no force and effect.

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

The Company’s independent registered public accounting firm issued an audit report dated March 3, 2008 pertaining to the Company’s consolidated financial statements for the year ended December 31, 2007 included in the Form 10-K that contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern due to the need to secure additional capital in order to pay obligations as they become due. The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in note 7, the Park Central subsidiaries are in default under the $475 million mortgage loan secured by the Park Central site by reason of being out of compliance with the debt-to-loan value ratio covenants prescribed by the governing amended and restated credit agreements. In order to cure the default, the Company is seeking from the lenders a waiver of noncompliance with, or modifications of, these financial covenants. Unless and until the Company can obtain such a waiver or modifications, the lenders may exercise their remedies under the credit agreements, which include accelerating repayment of the loan and foreclosing on the Park Central site. There is no assurance that the Company will be able to obtain such a waiver or modification before the lenders exercise any of their remedies. Neither the Company nor its Park Central subsidiaries have adequate capital to repay the mortgage loan if accelerated and there can be no assurance that the mortgage loan can be refinanced in a timely manner and on commercially reasonable terms or at all. Even if the default is cured by a waiver or otherwise, the loan becomes due and payable on January 6, 2009, subject to the Company’s conditional right to extend the maturity date for one six (6) month period. The Company has approximately $5.0 million and $33.7 million of cash and cash equivalents and restricted cash on hand, respectively, as of October 31, 2008. Therefore, aside from curing the above-referenced default, the Company’s ability to extend or refinance the mortgage loan on or before January 6, 2009 is subject to its ability to raise substantial additional cash prior to January 6, 2009. The Company’s ability to extend or refinance the mortgage loan could also be affected by its decision not to proceed with its originally proposed plan for the redevelopment of the Park Central site and to continue the site’s commercial leasing activities until such time as an alternative redevelopment plan, if any, is adopted.

As described in note 9, the Company does not currently have the capital necessary to pay the required annual fees and to satisfy other funding obligations under the EPE and MAE license agreements. Therefore, the Company’s ability to pay future royalties to EPE and MAE and to satisfy other funding obligations under the EPE and MAE license agreements is dependent on the Company successfully raising capital in the future. There can be no assurance that the Company will be able to complete a financing on terms that are favorable to its business or at all. The failure to pay future royalties or satisfy other funding obligations could result in the termination of the EPE and MAE license agreements and the loss of all rights with respect to the Elvis Presley and Muhammad Ali intellectual property assets.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.	Marketable Securities

Marketable securities at September 30, 2008 and December 31, 2007 consist of the Riv Shares owned by FXRE. These securities are classified as available for sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value with the unrealized gain or loss reported as other expense on the consolidated statement of operations. Based on the Company’s evaluation of the underlying reasons for the decline in value associated with the Riv Shares, including

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company determined that the losses were other than temporary as of September 30, 2008 and recognized impairment losses of $4.0 million and $35.5 million that are included in other expense in the accompanying statements of operations for the three and nine months ended September 30, 2008, respectively. Prior to June 30, 2008, the Company did not consider the losses to be other than temporary and reported unrealized gains and losses in other comprehensive income as a separate component of stockholders’ equity.

5.	Loss Per Share/Common Shares Outstanding

Loss per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted loss per share includes the determinants of basic loss per share and, in addition, gives effect to potentially dilutive common shares. The diluted loss per share calculations exclude the impact of all share-based stock awards because the effect would be anti-dilutive. For the three and nine months ended September 30, 2008, 16,243,578 shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Park Central site and to continue the site’s current commercial leasing activities until such time as an alternative development plan, if any, is adopted. As a result, effective October 2008, the Company will no longer classify these operations of Metroflag as incidental operations. Therefore, all operations will be included as part of income (loss) from operations.

The following table summarizes the results from the incidental operations of the Company for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008, the period from May 11, 2007 through September 30, 2007 and January 1, 2007 through May 10, 2007 (Predecessor):

					Predecessor
				Period from	Period from
	Three Months	Three Months	Nine Months	May 11, 2007	January 1, 2007
	Ended	Ended	Ended	Through	Through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	May 10, 2007
(Amounts in thousands)
Revenue	$4,445	$3,395	$13,474	$3,395	$5,326
Depreciation	(5,076)	(5,365)	(15,873)	(5,365)	(8,343)
Operating & other expenses	(3,229)	(3,143)	(10,482)	(3,143)	(4,773)

Loss from incidental operations	$(3,860)	$(5,113)	$(12,881)	$(5,113)	$(7,790)

7.	Debt and Notes Payable

The Company’s debt as of September 30, 2008 includes mortgage notes to Credit Suisse in the principal amount of $475 million (the “Mortgage Loan”). The Company uses escrow accounts to fund future pre-development and other spending and interest on the Mortgage Loan. The balance in such escrow accounts as of September 30, 2008 was

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

$37.2 million. Effective July 6, 2008, the Company made an additional deposit of approximately $14.9 million into reserve accounts and extended the Mortgage Loan’s maturity date by six months to January 6, 2009. The Company may extend the Mortgage Loan’s maturity date an additional six months until July 6, 2009 by, among other requirements, depositing additional amounts into pre-development, operating and interest reserve accounts on or prior to January 6, 2009. The Company will need to seek additional debt and/or equity financing prior to January 6, 2009 in order to exercise this additional six month extension of the Mortgage Loan’s maturity date. There is no assurance that the Company will be able to secure such financing on terms that are favorable to the Company or at all. Interest rates on the Mortgage Loan are at one-month LIBOR plus applicable margins ranging from 150 basis points on the $250 million tranche; 400 basis points on the $30 million tranche; and 900 basis points on the $195 million tranche; the effective interest rates on each tranche at September 30, 2008 were 4.9%, 7.4% and 12.4%, respectively. The Mortgage Loan is not guaranteed by FX Real Estate and Entertainment nor has FX Real Estate and Entertainment pledged any assets to secure the Mortgage Loan. The Mortgage Loan is secured only by first lien and second lien security interests in substantially all of the assets of the Metroflag entities, including the Park Central site. FXLR has provided a guarantee to the lenders only for losses caused under limited circumstances such as fraud or willful misconduct.

The Mortgage Loan contains certain financial and other covenants. The Park Central subsidiaries are in default under the Mortgage Loan by reason of being out of compliance with the debt-to-loan value ratio covenants prescribed by the governing amended and restated credit agreements. The Mortgage Loan’s financial covenants prescribe that as of the last day of each fiscal quarter, the Park Central subsidiaries must have (x) a ratio of (i) total consolidated indebtedness to (ii) the appraised value of the Park Central site of less than 66.5% and (y) a ratio of (i) the aggregate principal amount of the Mortgage Loan then outstanding to (ii) the appraised value of the Park Central site of less than 39.0%. In order to establish the value of the Park Central site for purposes of confirming compliance with the aforementioned covenants, the lenders obtain a quarterly appraisal from a real estate appraisal firm. The Park Central subsidiaries were advised by the agent for the lenders that, as of September 30, 2008, the appraised value of the properties resulted in debt-to-loan value ratios in excess of what is permitted by the terms of the Mortgage Loan, resulting in a breach of the aforementioned covenants. The Company is seeking to obtain from the lenders a waiver of noncompliance with, or modifications of, these covenants which, if obtained, would allow the Park Central subsidiaries to cure the default on the Mortgage Loan. There is no assurance that the Company will be able to obtain such a waiver or modifications before the lenders exercise any of their remedies under the credit agreements, which could include accelerating repayment of the Mortgage Loan and foreclosing on the Park Central site. Neither the Company nor the Park Central subsidiaries have adequate capital to repay the Mortgage Loan if accelerated and there can be no assurance that the Mortgage Loan can be refinanced in a timely manner and on commercially reasonable terms or at all. The loss of the Park Central site would have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to continue as a going concern. Under the terms of the Mortgage Loan, upon the default, the loans converted from Eurodollar to base rate (prime) on October 27, 2008, the next payment cycle after the date of default, and are subject to the prime rate plus 100 basis points less than the applicable margins already in place plus default interest of 200 basis points effective September 30, 2008. In the event the Park Central subsidiaries are able to cure the default by waiver or otherwise, there is a five day period to convert the loans back to Eurodollar. As of September 30, 2008, no adjustments have been made to the accompanying consolidated financial statements based upon a potential inability to cure the default.

On June 1, 2007, the Company obtained a $23 million loan from an affiliate of Credit Suisse (the “Riv Loan”), the proceeds of which were used to fund the Riviera transactions. The Riv Loan was repaid in full on March 15, 2008 with proceeds from the rights offering.

On September 26, 2007, the Company obtained a $7.7 million margin loan from Bear Stearns, which, along with the CKX loan (see note 8), was used to fund the exercise of the Riv Option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. In total, 992,069 of the Company’s shares of Riviera common stock are pledged as collateral for the margin loan with Bear Stearns. The loan originally required maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

plus 100 basis points. As of September 30, 2008, the Company made payments of approximately $3.1 million to pay down the margin loan in conjunction with these loan requirements. On September 30, 2008, the effective interest rate on this loan was 3.5% and the amount outstanding, including accrued interest of $0.3 million, was $4.9 million. Subsequent to September 30, 2008, the Company made additional payments of $3.7 million to further pay down the margin loan. On November 3, 2008, the Company was advised that the margin requirement was raised to 50% and would be further raised to 75% on November 17, 2008, provided that if the price of a share of Riviera Holdings Corporation common stock fell below $3.00, the loan would need to be repaid. On November 11, 2008, the closing price of Riviera Holdings Corporation’s common stock fell below $3.00 per share, resulting in the requirement that the Company repay all amounts outstanding under the loan. The failure to repay the remaining outstanding amount under the loan when demanded by the lender could result in the lender exercising its remedies under the margin loan agreement, which could include selling the shares and retaining the proceeds as repayment of some or all of the loan. If the lender was to sell the shares and receive proceeds insufficient to repay all amounts outstanding under the loan, the Company would be required to pay the deficiency.

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

Conditional Amendment to Elvis Presley Enterprises License Agreement

On February 28, 2008, the Company entered into an agreement with 19X to amend the license agreement between the Company and EPE, which amendment would only become effective upon the closing of 19X’s acquisition of CKX. As a result of the termination of the merger agreement between 19X and CKX on November 1, 2008, the Conditional Amendment to the Elvis Presley Enterprises was terminated and is of no further force and effect.

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

Accounting for Minimum Guaranteed License Payments

FXRE is accounting for the 2008 minimum guaranteed license payments under the EPE and MAE license agreements ratably over the period of the benefit. Accordingly, FXRE included license fee expense in the accompanying consolidated statement of operations of $2.5 million and $7.5 million for the three and nine months ended September 30, 2008. For the period from May 11, 2007 through September 30, 2007 the license fee expense was $5.7 million.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Impact of Financial Condition on License Agreements

The Company does not currently have the capital necessary to pay the required annual fees and to satisfy other funding obligations under the EPE and MAE license agreements. Therefore, the Company’s ability to pay future royalties to EPE and MAE and to satisfy other funding obligations under the EPE and MAE license agreements is dependent on the Company successfully raising capital in the future. The Company is highly leveraged and its ability to raise capital in the future will be dependent upon a number of factors including, among others, prevailing market conditions. There can be no assurance that the Company will be able to complete a financing on terms that are favorable to its business or at all. The failure to pay future royalties or satisfy other funding obligations could result in the termination of the EPE and MAE license agreements and the loss of all rights with respect to the Elvis Presley and Muhammad Ali intellectual property assets.

10.	Acquired Lease Intangibles

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The intangible assets related to above-market leases and in-place leases have a weighted average amortization period of approximately 23.0 years and 23.4 years, respectively. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues, for the nine months ended September 30, 2008 was $0.1 million. For the three months ended September 30, 2008, the period from May 11, 2007 through September 30, 2007 and the period from January 1, 2007 through May 10, 2007 (Predecessor), the amortization of the above-market leases and in-place leases was less than $0.1 million for all periods. Acquired lease intangibles liabilities are related to below-market leases under which the Company is the lessor. The weighted-average amortization period of acquired lease intangible liabilities is approximately 4.6 years.

Acquired lease intangibles consist of the following (in thousands):

	September 30, 2008	December 31, 2007

Assets
Above-market leases	$582	$582
In-place leases	1,320	1,320
Accumulated amortization	(799)	(680)

Net	$1,103	$1,222

Liabilities
Below-market leases	$111	$111
Accumulated accretion	(92)	(72)

Net	$19	$39

11.	Derivative Financial Instruments

Pursuant to the terms specified in the Mortgage Loan (as described in note 7), the Company entered into interest rate cap agreements (the “Cap Agreement”) with Credit Suisse with notional amount of $475 million. The Cap Agreement is tied to the Mortgage Loan and converts a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lender to protect the lender against the fluctuating market interest rate. The Cap Agreement was not designated as a cash flow hedge under SFAS No. 133 and as such the change in fair value is recorded as an adjustment to interest expense. The Cap Agreement expired on July 23, 2008. In connection with the extension of the Mortgage Loan, the Company entered into an interest rate cap agreement with similar terms that expires on January 6, 2009. The change in fair value of the Cap Agreement for the three and nine months ended September 30, 2008 was an increase of $0.2 million. Metroflag had a similar agreement in place with a notional amount of $300 million through May 10, 2007. The change in fair value of the agreement for the periods from January 1, 2007

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

through May 10, 2007 (Predecessor), April 1, 2007 though May 10, 2007 (Predecessor) and May 11, 2007 though September 30, 2007 was a decrease of $0.3 million, $0.2 million and $0.1 million, respectively.

12.	Commitments and Contingencies

Operating Leases

The Company’s properties on the Park Central site are leased to tenants under operating leases with expiration dates extending to the year 2045. As of September 30, 2008, all but one of the Company’s properties on the Park Central site are classified as incidental operations and the Company is depreciating these properties through the end of 2008. In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Park Central site and to continue the site’s current commercial leasing activities until such time as an alternative development plan, if any, is adopted. As a result, effective October 2008, the Company will no longer classify these operations of Metroflag as incidental operations. Therefore, all operations will be included as part of income (loss) from operations.

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

The weighted average fair value of the options granted on January 10, 2008 and May 19, 2008 to executive-designees and other non-employees was $0.04 per option at September 30, 2008. Fair value at September 30, 2008 was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	3.16%
Volatility	52.0%
Weighted average expected life remaining at September 30, 2008	5.77 years
Dividend yield	0.0%

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

As of September 30, 2008, the Company has a total of 11,715,000 options outstanding. Compensation expense for stock option grants included in the accompanying statements of operations in selling, general and administrative expenses and loss from incidental operations is being recognized ratably over the vesting periods of the grants and was $0.7 million and $2.2 million for the three and nine months ended September 30, 2008.

14.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three and nine months ended September 30, 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2009.

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

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Settlement discussions between the parties on both matters have resulted in a tentative settlement agreement which would require the Company to make an aggregate payment of $4.3 million, which is accrued as of September 30, 2008 and December 31, 2007. $4.0 million has been placed in a segregated account for this purpose and is included in restricted cash on the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007. In July 2008, an additional $0.3 million was placed into the segregated account in conjunction with the Company’s extension of the Mortgage Loan’s maturity date.

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

For the three and nine months ended September 30, 2008, CKX incurred and billed FXRE $0.3 million and $1.3 million, respectively, for professional services, consisting primarily of accounting and legal services. The services provided for the three months ended September 30, 2008 were approved by the audit committee and the related fees were paid subsequent to September 30, 2008.

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the three and nine months ended September 30, 2008, Flag incurred and billed FXRE $0.1 million and $0.2 million, respectively. The services provided for the three months ended September 30, 2008 were approved by the audit committee and the related fees were paid subsequent to September 30, 2008.

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

Under the terms of his employment agreement with the Company, Mitchell Nelson, the Company’s General Counsel, is permitted to devote up to one-third of his business time to providing services for or on behalf of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, or Flag, provided that Mr. Sillerman and/or Flag, as the case may be, will reimburse the Company for the fair market value of the services provided for him or it by Mr. Nelson. These services were less than $0.1 million for the three months ended September 30, 2008 and $0.1 million for the nine months ended September 30, 2008.

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

As of September 30, 2008, $15 million of the preferred priority distribution right in FXLR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008 as described in note 2, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement.

17.	Subsequent Events

See note 2 for information regarding the termination of the Conditional Option Agreement with 19X, Inc.

See note 7 for information regarding the Bear Stearns margin loan on our shares of Riviera Holdings Corporation common stock.

See note 9 for information regarding the termination of the Conditional Amendment to the License Agreement with Elvis Presley Enterprises.

***********************

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words “we,” “us,” “our,” “FXRE,” and the “Company” collectively refer to FX Real Estate and Entertainment Inc., and its consolidated subsidiaries, FX Luxury Realty, LLC, BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC. In August 2008, FX Luxury Realty, LLC changed its name to FX Luxury, LLC, BP Parent, LLC changed its name to FX Luxury Las Vegas Parent, LLC, Metroflag BP, LLC changed its name to FX Luxury Las Vegas I, LLC and Metroflag Cable, LLC changed its name to FX Luxury Las Vegas II, LLC. The words “Metroflag” or “Metroflag entities” refer to FX Luxury Realty and its predecessors, including BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Metroflag Polo, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC and Metroflag Management, LLC, the predecessor entities through which our historical business was conducted prior to September 27, 2007. The word “Park Central subsidiaries” refer to Metroflag BP, LLC and Metroflag Cable, LLC, each as renamed as indicated above. The word “Park Central site” refers to the 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada and owned by us through the Park Central subsidiaries. The word “CKX Distribution” refers to the distribution of 19,743,349 shares of our common stock to CKX, Inc.’s stockholders of record as of December 31, 2007 as a result of which we became a publicly traded company on January 10, 2008.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the historical financial statements and notes thereto and financial information of the Company and Metroflag, as predecessor, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and such historical financial statements and information should not be relied upon by you to evaluate our business and financial condition going forward because they are not representative of our planned business going forward or indicative of our future operating and financial results. For example, as described below and in the historical financial statements, our predecessor Metroflag derived revenue primarily from commercial leasing activities on the properties comprising the Park Central site. As a result of the disruption in the capital markets and the economic downturn in the United States, and Las Vegas in particular, we have determined not to proceed with our originally proposed plan for the redevelopment plan of the Park Central site. We intend to consider alternative plans with respect to the redevelopment of the site. Until such time as an alternative development plan, if any, is adopted, we intend to continue the site’s current commercial leasing activities.

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

The following management’s discussion and analysis of financial condition and results of operations is based on the historical financial condition and results of operations of Metroflag, as predecessor, rather than those of FX Luxury Realty, for the three and nine months ended September 30, 2008.

FX Real Estate and Entertainment Consolidated Operating Results

Our results for the three and nine months ended September 30, 2008 reflected revenue of $0.5 million and $1.5 million, respectively, and operating expenses of $16.8 million and $29.9 million, respectively. Included in operating expenses are license fees for the three and nine months ended September 30, 2008 of $2.5 million and $7.5 million, respectively, representing the guaranteed annual minimum royalty payments under the license agreements with Elvis Presley Enterprises and Muhammad Ali Enterprises. The Company incurred corporate overhead expenses of $2.1 million and $7.9 million for the three and nine months ended September 30, 2008, respectively.. Included in corporate overhead expenses for the three months ended September 30, 2008 are $0.7 million in non-cash compensation and $0.4 million in shared services charges provided by CKX pursuant to the shared services agreement and Flag pursuant to its arrangement with the Company. Included in corporate overhead expenses for the nine months ended September 30, 2008 are $2.0 million in non-cash compensation, $1.5 million in shared services charges and professional fees, including legal and accounting costs. Our operating expenses for the three and nine months ended September 30, 2008 also included an impairment charge of $10.7 million related to the write-off of capitalized development costs as a result of the Company’s determination not to proceed with our originally proposed plan for the redevelopment plan of the Park Central site as a result of the disruption in the capital markets and the economic downturn in the United States in general and Las Vegas in particular. We intend to consider alternative plans with respect to the redevelopment of the site. Until such time as an alternative development plan, if any, is adopted, we intend to continue the site’s current commercial leasing activities.

The Company owns 1,410,363 shares of common stock of Riviera Holdings Corporation (the “Riv Shares”), 161,758 of which were put into trust for the benefit of the Company in October 2008. For the three and nine months ended September 30, 2008, the Company recorded to other expense other than temporary impairments of $4.0 million and $35.5 million, respectively, related to the Riv Shares due to the decline in the stock price of Riviera Holdings Corporation. The Company has determined that the losses are other than temporary due to the Company’s evaluation of the underlying reasons for the decline in stock price, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and the Company’s uncertain ability to hold the Riv Shares for a reasonable amount of time sufficient for an expected recovery of fair value. Prior to the impairment recorded as of June 30, 2008, the Company did not consider the losses to be other than temporary and reported unrealized gains and losses in other comprehensive income as a separate component of stockholders’ equity.

For the three and nine months ended September 30, 2008, we had net interest expense of $9.6 million and $35.9 million, respectively.

For the three and nine months ended September 30, 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Our results for the period from inception (May 11, 2007) to September 30, 2007 reflects our accounting for our investment in Metroflag as an equity method investment from May 11, 2007 through July 5, 2007 because we did not maintain control, and on a consolidated basis from July 6, 2007 through September 30, 2007 due to the acquisition of the remaining 50% of Metroflag that we did not already own on July 6, 2007.

On September 26, 2007, we exercised the Riviera option, acquiring 573,775 shares in Riviera for $13.2 million. We recorded a $6.4 million loss on the exercise, reflecting a decline in the price of Riviera Holding Corporation’s common stock from the date the option was acquired. The loss was recorded in other expense in the consolidated statements of operations.

Our results for the period from May 11, 2007 to September 30, 2007 reflected $1.3 million in revenue and $9.7 million in operating expenses. Included in operating expenses was $5.7 million in license fees, representing four months (June-September) of the 2007 guaranteed annual minimum royalty payments under the license agreements with Elvis Presley Enterprises and Muhammad Ali Enterprises.

For the period from May 11, 2007 to September 30, 2007, we had $15.3 million in net interest expense, including $15.1 million for Metroflag which was included in our consolidated results commencing July 6, 2007.

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

In 2007, we adopted formal redevelopment plans covering certain of the parcels comprising the Park Central site which resulted in the operations related to these properties being reclassified as incidental operations in accordance with SFAS No. 67. In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Park Central site and to continue the site’s current commercial leasing activities until such time as an alternative development plan, if any, is adopted. As a result, effective October 2008, the Company will no longer classify these operations of Metroflag as incidental operations. Therefore, all operations will be included as part of income (loss) from operations.

Given the significance of the Metroflag’s operations to our current and future results of operations and financial condition, we believe that an understanding of Metroflag’s reported results, trends and performance is enhanced by presenting its results of operations on a stand-alone basis for the three and nine months ended September 30, 2008 and 2007 (Predecessor). This stand-alone financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2007.

Metroflag Results for the Three Months Ended September 30, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007	Variance
	(Amounts in thousands)

Revenue	$482	$1,440	$(958)
Operating expenses	(11,470)	(489)	(10,981)
Depreciation and amortization	(7)	(92)	85

Income (loss) from operations	(10,995)	859	(11,854)
Interest expense, net	(9,541)	(15,854)	6,313
Loss from incidental operations	(3,860)	(5,418)	1,558

Net loss	$(24,396)	$(20,413)	$(3,983)

Revenue

Revenue decreased $1.0 million, or 66.5%, in the third quarter of 2008 as compared to the third quarter of 2007 due primarily to the classification of the operations of an additional property as incidental operations.

Operating Expenses

Operating expenses increased in the third quarter of 2008 primarily due to an impairment charge of $10.7 million related to the write-off of capitalized development costs as a result of the Company’s determination not to continue the redevelopment plan for the Park Central site as originally proposed.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.1 million, or 92.4%, in the third quarter of 2008 as compared to the third quarter of 2007 due primarily to the operations of an additional property being classified as incidental operations in the fourth quarter of 2007.

Interest Income/Expense

Interest expense, net, decreased $6.3 million, or 39.8%, in the third quarter of 2008 as compared to the third quarter of 2007 due to a decrease in amortization related to deferred financing costs and lower interest rates in the 2008 period.

Loss from Incidental Operations

Loss from incidental operations decreased $1.6 million, or 28.8%, in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to a decrease in depreciation and amortization of $0.7 million in 2008 as a result of a change in the estimated remaining lives of the properties classified as incidental operations due to the projected timing of the Company’s redevelopment plans. Additionally, higher revenue of $0.8 million and lower operating expenses of $0.1 million are included in the results from incidental operations in the third quarter of 2008 primarily as the result of an additional property being classified as incidental operations in the 2008 period and additional professional fees incurred in the 2007 period.

Metroflag Results for the Nine Months Ended September 30, 2008 and 2007

		Period from
		January 1, 2007	Period from	Nine Months
	Nine Months	Through	May 11, 2007	Ended
	Ended	May 10,	Through	September 30,
	September 30, 2008	2007	September 30, 2007	2007	Variance
	(Amounts in thousands)
Revenue	$1,453	$2,079	$2,287	$4,366	$(2,913)
Operating expenses	(13,619)	(839)	(677)	(1,516)	(12,103)
Depreciation and amortization	(20)	(128)	(140)	(268)	248

Income (loss) from operations	(12,186)	1,112	1,470	2,582	(14,768)
Interest expense, net	(34,817)	(14,444)	(22,680)	(37,124)	2,307
Loss from early retirement of debt	—	(3,507)	—	(3,507)	3,507
Loss from incidental operations	(12,881)	(7,790)	(8,112)	(15,902)	3,021

Net loss	$(59,884)	$(24,629)	$(29,322)	$(53,951)	$(5,933)

Revenue

Revenue decreased $2.9 million, or 66.7%, in the nine months ended September 30, 2008 as compared to nine months ended September 30, 2007 due primarily to the classification of the operations of an additional property as incidental operations.

Operating Expenses

Operating expenses increased $12.1 million, or 798%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due primarily to an impairment charge of $10.7 million related to the write-off of capitalized development costs as a result of the Company’s determination not to continue the redevelopment plan for the Park Central site as originally proposed.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.2 million, or 92.5%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due primarily to the operations of an additional property being classified as incidental operations in the fourth quarter of 2007.

Interest Income/Expense

Interest expense, net, decreased $2.3 million, or 6.2%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to lower interest rates in 2008.

Loss from Early Retirement of Debt

Loss from early retirement of debt of approximately $3.5 million was recorded for the nine months ended September 30, 2007 to reflect the prepayment of penalties and fees as a result of the refinancing of all the mortgage notes and other long-term obligation with two notes totaling $370 million from Credit Suisse.

Loss from Incidental Operations

Loss from incidental operations decreased $3.0 million, or 19.0%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily due to a decrease in depreciation and amortization of $1.4 million in 2008 as a result of a change in the estimated remaining lives of the properties classified as incidental operations due to the projected timing of the Company’s redevelopment plans. Additionally, higher revenue of $2.3 million and higher operating expenses of $0.7 million are included in the results from incidental operations in the nine months ended September 30, 2008 primarily as the result of an additional property being classified as incidental operations in the 2008 period and certain non-recurring costs incurred in the 2007 period.

Liquidity and Capital Resources

Introduction — The historical financial statements and financial information of our predecessor, the Metroflag entities, included in this quarterly report are not representative of our planned business going forward or indicative of our future operating and financial results. We have substantial leverage and limited liquidity. Our current cash flow and cash on hand of $9.5 million at September 30, 2008 are not sufficient to fund our current operations or to pay obligations scheduled to come due over the ensuing three months as described below.

In response to the ongoing difficulties in the U.S. financial markets and the economic downturn in Las Vegas, we have reviewed our previously adopted redevelopment plan for the Park Central site. The Company has determined not to continue with the program originally proposed. As a result of this decision, the Company recorded an impairment charge related to the write-off of $10.7 million for capitalized development costs that were deemed not to be recoverable. The Company intends to consider alternative plans with respect to the redevelopment of the site. Until such time as an alternative development plan, if any, is adopted, the Company intends to continue the site’s current commercial leasing activities.

As of September 30, 2008, the Park Central subsidiaries were in default under the Mortgage Loan secured by the Park Central site by reason of being out of compliance with the debt-to-loan value ratio covenant set forth in the Mortgage Loan prescribed by the governing amended and restated credit agreements. In order to cure the default, we are seeking from the lenders a waiver of noncompliance with, or modifications of, these financial covenants. Unless and until we can obtain such a waiver or modifications, the lenders may exercise their remedies under the credit agreements, which could include accelerating repayment of the Mortgage Loan and foreclosing on the Park Central site. There is no assurance that we will be able to obtain such a waiver or modification before the lenders exercise any of their remedies. Neither we nor our Park Central subsidiaries have adequate capital to repay the Mortgage Loan if accelerated and we cannot assure you that we can refinance the Mortgage Loan in a timely manner and on commercially reasonable terms or at all. Even if a cure or waiver can be obtained, the Mortgage Loan becomes due and payable on January 6, 2009, subject to the Company’s conditional right to extend the maturity date for one six (6) month period. Therefore, aside from curing the above-referenced default, the Company’s ability to extend or refinance the Mortgage Loan and fund other working capital needs on or before January 6, 2009 is subject to its ability to raise substantial additional cash prior to January 6, 2009. The Company’s ability to extend or refinance the Mortgage Loan and the valuation of the property could also be affected by its determination not to continue with the Park Central site redevelopment plan as originally proposed and to continue the site’s commercial leasing activities until an alternative redevelopment plan, if any, is adopted. The Company also has an obligation to pay license fees and satisfy certain funding obligations in accordance with the EPE and MAE license agreements. The failure to pay future royalties or satisfy other funding obligations could result in the termination of the EPE and MAE license agreements and the loss of all rights with respect to the Elvis Presley and Muhammad Ali intellectual property assets.

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

Private Placement of Units — Between July 15, 2008 and July 18, 2008, we sold in a private placement to Paul C. Kanavos, our President, Barry A. Shier, our Chief Operating Officer, an affiliate of Brett Torino, our Chairman of the Las Vegas Division, Mitchell J. Nelson, our Executive Vice President and General Counsel, and an affiliate of Harvey Silverman, a director of our company, an aggregate of 2,264,289 units at a purchase price of $3.50 per unit. Each unit consisted of one share of our common stock, a warrant to purchase one share of our common stock at an exercise price of $4.50 per share and a warrant to purchase one share of our common stock at an exercise price of $5.50 per share. The warrants to purchase shares of our common stock for $4.50 per share are exercisable for a period of seven years, and the warrants to purchase shares of our common stock for $5.50 per share are exercisable for a period of ten years. The Company generated aggregate proceeds from the sale of the units of approximately $7.9 million

Riv Loan — On June 1, 2007, FX Luxury Realty entered into a $23 million loan with an affiliate of Credit Suisse. Proceeds from this loan were used for: (i) the purchase of the membership interests in RH1, LLC for $12.5 million from an affiliate of Flag Luxury Properties; (ii) payment of $8.1 million of the purchase price for the membership interests in Flag Luxury Riv, LLC; and (iii) repayment of $1.2 million to Flag Luxury Properties for funds advanced for the purchase of the 50% economic interest in the option to purchase an additional 1,147,550 shares of Riviera Holdings Corporation at a price of $23 per share. The Riv loan was personally guaranteed by Robert F.X. Sillerman. The Riv loan, as amended on September 24, 2007, December 6, 2007 and

February 27, 2008, was due and payable on March 15, 2008. We were also required to make mandatory pre-payments under the Riv loan out of certain proceeds from equity transactions as defined in the loan documents. The Riv loan bore interest at a rate of LIBOR plus 250 basis points. The interest rate on the Riv loan at March 13, 2008, the date of repayment, was 5.4%. Pursuant to the terms of the Riv loan, FX Luxury Realty was required to establish a segregated interest reserve account at closing. At March 13, 2008, the date of repayment, FX Luxury Realty had $0.1 million on deposit in this interest reserve fund which had been classified as restricted cash on the accompanying consolidated balance sheet as of December 31, 2007. As described above, on March 13, 2008, we repaid in full and retired the Riv loan with proceeds from the rights offering.

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

Mortgage Loan — On May 11, 2007, an affiliate of Credit Suisse entered into a $370 million senior secured credit term loan facility relating to the Park Central site, the proceeds of which were used to repay the then-existing mortgages on the Park Central site. The borrowers were BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC, subsidiaries of FX Luxury Realty. The loan was structured as a $250 million senior secured loan and a $120 million senior secured second lien loan. On July 6, 2007, simultaneously with FX Luxury Realty’s acquisition of the remaining 50% ownership interest in Metroflag, we amended the senior secured credit term loan facility, increasing the total amounts outstanding under the senior secured loan, referred to herein as the Park Central Senior Loan, and senior secured second lien loan, referred to herein as the Park Central Second Lien Loan, to $280 million and $195 million, respectively. The two loans are referred to collectively herein as the Mortgage Loan. The Park Central Senior Loan is divided into a $250 million senior tranche, or Tranche A, and a $30 million junior tranche, or Tranche B. Interest is payable on the Park Central Senior Loan Tranche A and Tranche B and Park Central Second Lien Loan based on one-month LIBOR plus 150 basis points, plus 400 basis points and plus 900 basis points, respectively. On December 31, 2007, the applicable LIBOR rate was 5.03%. The interest rates on the Park Central Senior Loan Tranche A and Tranche B and Park Central Second Lien Loan on September 30, 2008 were 4.9%, 7.4% and 12.4%, respectively. We also purchased a cap to protect the one-month LIBOR rate at a maximum of 5.5%, which expired on July 23, 2008. Effective July 23, 2008, we purchased another cap to protect the one-month LIBOR rate at a maximum of 3.5% in conjunction with extending the Mortgage Loan’s maturity date to January 6, 2009 (as described below). Pursuant to the terms of the Mortgage Loan, we had funded segregated reserve accounts of $84.7 million on July 6, 2007 for the payment of future interest payable on the loan and to cover expected carrying costs, operating expenses and pre-development costs for the Park Central site which are expected to be incurred during the initial term of the loan. The loan agreement provides for all collections to be deposited in a lock box and disbursed in accordance with the loan agreement. To the extent there is excess cash flow, it is to be placed in the pre-development reserve loan account. We had approximately $37.2 million on deposit in these accounts as of September 30, 2008. On May 7, 2008, we delivered a notice to the lenders exercising our conditional right to extend the Mortgage Loan’s maturity date for the initial six month period. Effective July 6, 2008, we made an additional deposit of approximately $14.9 million into reserve accounts and extended the Mortgage Loan’s maturity date by six months to January 6, 2009. In order to exercise the second six month extension of the Mortgage Loan’s maturity date, on or prior to January 6, 2009 we will need to fulfill certain requirements, including depositing additional amounts into pre-development, operating and interest reserve accounts. We will need to seek additional debt and/or equity financing on or prior to January 6, 2009 in order to exercise this additional six month extension of the Mortgage Loan’s maturity date. There is no guarantee that we will be able to obtain such financing on terms favorable to our business or at all. The Mortgage Loan is not guaranteed by FX Real Estate and Entertainment nor has FX Real Estate and Entertainment pledged any assets to secure the Mortgage Loan. The Mortgage Loan is secured only by first lien and second lien security interests in substantially all of the assets of the Metroflag entities, including the Park Central site. FXLR has provided a guarantee to the lenders only for losses caused under limited circumstances such as fraud or willful misconduct. The Mortgage Loan includes certain financial and other maintenance covenants on the Park Central site including limitations on indebtedness, liens, restricted payments, loan to value ratio, asset sales and related party transactions.

Mortgage Loan Default — As described above, the Mortgage Loan contains covenants that regulate our incurrence of debt, disposition of property and capital expenditures. As of September 30, 2008, the Park Central subsidiaries were in default under the Mortgage Loan by reason of being out of compliance with the debt-to-loan value ratio covenant set forth in the Mortgage Loan. The Mortgage Loan’s financial covenants prescribe that as of the last day of each fiscal quarter, the Park Central subsidiaries must have (x) a ratio of (i) total consolidated indebtedness to (ii) the appraised value of the Park Central site of less than 66.5% and (y) a ratio of (i) the aggregate principal amount of the Mortgage Loan then outstanding to (ii) the appraised value of the Park Central site of less than 39.0%. In order to establish the value of the Park Central site for purposes of confirming compliance with the aforementioned covenants, the lenders obtain a quarterly appraisal from a real estate appraisal firm. The Park Central subsidiaries were advised by the agent for the lenders that, as of September 30, 2008, the appraised value of the properties resulted in debt-to-loan value ratios in excess of what is permitted by the terms of the Mortgage Loan, resulting in a breach of the aforementioned covenants. In order to cure the default, the Company is seeking from the lenders a waiver of noncompliance with, or modifications of, these financial covenants. The lenders may exercise their remedies under the Mortgage Loan during the existence of this default, which include accelerating repayment of the Mortgage Loan and foreclosing on the Park Central site. Neither we nor our Park Central subsidiaries have adequate capital to repay the Mortgage Loan if accelerated and we cannot assure you that the Mortgage Loan can be refinanced in a timely manner and on commercially reasonable terms or at all. Under the terms of the Mortgage Loan, upon the default, the loans converted from Eurodollar loans to base rate (prime) loans on October 27, 2008, the next payment cycle after the date of default, and are subject to the prime rate plus 100 basis points less than the applicable margins already in place plus default interest of 200 basis points effective September 30, 2008. In the event the default is cured by a waiver or otherwise, there is a five day period to convert the loans back to Eurodollar.

Bear Stearns Margin Loan — On September 26, 2007, we entered into a $7.7 million margin loan from Bear Stearns. We used the proceeds of the loan, together with the proceeds from the CKX line of credit, to exercise the option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. In total, 992,069 of the Company’s shares of Riviera Holdings Corporation common stock are pledged as collateral for the margin loan with Bear Stearns. The loan originally required maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. As of September 30, 2008, the Company made payments of approximately $3.1 million to pay down the margin loan in conjunction with these loan requirements. On September 30, 2008, the effective interest rate on this loan was 3.5% and the amount outstanding, including accrued interest of $0.3 million, was $4.9 million. Subsequent to September 30, 2008, the Company made additional payments of $3.7 million to further pay down the margin loan. On November 3, 2008, the Company was advised that the margin requirement was raised to 50% and would be further raised to 75% on November 17, 2008, provided that if the price of a share of Riviera Holdings Corporation common stock fell below $3.00, the loan would need to be repaid. On November 11, 2008, the closing price of Riviera Holdings Corporation’s common stock fell below $3.00 per share, resulting in the requirement that the Company repay all amounts outstanding under the loan. The failure to repay the remaining outstanding amount under the loan when demanded by the lender could result in the lender exercising its remedies under the margin loan agreement, which could include selling the shares and retaining the proceeds as repayment of some or all of the loan. If the lender was to sell the shares and receive proceeds insufficient to repay all amounts outstanding under the loan, we would be required to pay the deficiency.

Preferred Priority Distribution — In connection with CKX’s $100 million investment in FXLR on June 1, 2007, CKX agreed to permit Flag Luxury Properties to retain a $45 million preferred priority distribution right which amount will be payable from the proceeds of certain pre-defined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements described elsewhere herein. From and after November 1, 2007, Flag Luxury Properties is entitled to an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Robert F.X. Sillerman, our Chairman and Chief Executive Officer, Paul Kanavos, our President, and Brett Torino, Chairman of our Las Vegas Division, each own directly and indirectly an approximate 30.5% interest in Flag Luxury Properties and each will receive his pro rata share of the priority distribution. As described above, on May 13, 2008, we paid to Flag with proceeds from sales under the related investment agreements $30 million plus return of approximately $1.0 million through the date of payment as partial satisfaction of its $45 million preferred priority distribution right. As of September 30, 2008, $15 million of the preferred priority distribution right in FLXR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008, as described above, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement of units.

Cash Flow for the Nine Months Ended September 30, 2008

Operating Activities

Cash used in operating activities of $48.9 million for the nine months ended September 30, 2008 consisted primarily of the net loss for the period of $112.7 million, which includes the non-cash impairment of available-for-sale securities of $35.5 million, depreciation and amortization costs of $15.9 million, deferred financing cost amortization of $7.5 million, the impairment of capitalized development costs of $10.7 million and share-based payments of $2.4 million. There were changes in working capital levels during the period of $7.9 million, which includes a decrease in the accrual for the Elvis Presley Enterprises and Muhammad Ali Enterprises license agreements of $2.5 million for the nine months ended September 30, 2008.

Investing Activities

Cash provided by investing activities of $28.8 million for the nine months ended September 30, 2008 reflects $9.0 million of development costs capitalized during the period, offset by $38.0 million of restricted cash used.

Financing Activities

Cash provided by financing activities of $27.0 million for the nine months ended September 30, 2008 reflects net proceeds from the rights offering and the related investment agreements of $96.6 million, other issuances of stock of $2.6 million and the private placement of units of $7.9 million, offset by the preferred distribution to Flag of $31.0 million, Mortgage Loan extension costs of $15.0 million, repayment of notes of $26.1 million, and repayment of the Flag promissory note of $1.0 million principal amount and the CKX line of credit of $6.0 million principal amount.

Cash Flow for the Period from May 11, 2007 to September 30, 2007

Cash used in operating activities of $11.0 million from May 11, 2007 through September 30, 2007 consisted primarily of the net loss for the period of $39.6 million which includes depreciation and amortization costs of $5.4 million, deferred financing cost amortization of $3.6 million, the loss on the exercise of the Riviera option of $6.4 million, equity in loss of Metroflag for the period May 11, 2007 to July 5, 2007 of $5.0 million and changes in working capital levels of $8.1 million, which was primarily $5.7 million accrued for the Elvis Presley Enterprises and Muhammad Ali Enterprises license agreements.

Investing Activities

Cash used in investing activities during the period of $218.0 million, reflects cash used in the purchase of the additional 50% interest in Metroflag of $172.5 million, the cash used for the exercise of the Riv option of

$13.2 million, cash used to purchase the Riviera interests of $21.8 million and $10.4 million of deposits into restricted cash accounts.

Financing Activities

Cash provided by financing activities during the period of $232.8 million reflects the $100.0 million investment from CKX, $105.0 million of additional borrowings under the loan on the Park Central site, $23.0 million of proceeds from the Riv loan, the $6.0 million loan from CKX and $7.7 million margin loan from Bear Stearns used to fund the exercise of the Riv option and the $2.0 million of additional equity sold to CKX and Flag, partially offset by the repayment of members’ loans of $7.6 million and debt issuance costs paid of $3.7 million.

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

Uses of Capital

At September 30 2008, we had $479.6 million of debt outstanding and $9.5 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current operations including payments of interest and principal due on our outstanding debt. Most of our assets are encumbered by our debt obligations. In total, we generated aggregate gross proceeds of approximately $98.7 million from the rights offering and from sales under the related investment agreements. The aggregate proceeds from the sale of 2,264,289 units pursuant to the subscription agreements entered into on July 15, 2008 were approximately $7.9 million. The Company utilized the proceeds to fund working capital requirements and for general corporate purposes. However, we still need to seek additional financing prior to January 6, 2009 in order to obtain an extension of the Mortgage Loan and satisfy other obligations and working capital requirements, including the guaranteed annual minimum royalty payments under our license agreements with Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises, LLC for 2008, which are due no later than January 30, 2009. We have no current plans with respect to securing any such financing and there can be no guarantee that we will be able to secure such financing on terms that are favorable to our business or at all.

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

Capital Expenditures

Our business plan is to develop one or more hotel(s) at or near Graceland and the development of Elvis Presley and Muhammad Ali-themed hotels and attractions worldwide. As a result of the disruption of the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company has determined not to proceed with its originally proposed redevelopment plan of the Park Central site. The Company intends to consider alternative plans with respect to the redevelopment of the site. Until such time as an alternative development plan, if any, is adopted, the Company intends to continue the site’s current commercial leasing activities. Although we expect that development of and construction of the Graceland hotel(s) will require very substantial expenditures over a period of several years, it is too early in the planning stages of such project to accurately estimate the potential costs of such project.

In connection with and as a condition to the Mortgage Loan, we have funded a segregated escrow account for the purpose of funding pre-development costs in connection with redevelopment of the Park Central site. The balance in the pre-development escrow account at September 30, 2008 and December 31, 2007 was $18.4 million and $25.9 million, respectively, which is included in restricted cash on our balance sheet.

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

Inflation

Inflation has affected the historical performances of the business and is expected to continue to do so in the future primarily in terms of higher rents we receive from tenants upon lease renewals and higher operating costs for real estate taxes, salaries and other administrative expenses.

Application of Critical Accounting Policies

During the nine months ended September 30, 2008, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Form 10-K, as amended, for the year ended December 31, 2007.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008 for financial assets and liabilities and after January 1, 2009 for non-financial assets and liabilities. The Company has adopted SFAS 157 for its marketable securities (see note 2, Formation of the Company). The Company’s marketable securities qualify as level one financial assets in accordance with SFAS 157 as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company’s interest rate cap agreement qualifies as a level three financial asset in accordance with SFAS 157 as of September 30, 2008; however, the balance as of September 30, 2008 and changes in the period ended September 30, 2008 did not have a material effect on the Company’s financial position or operations. The Company does not have any other level three assets or liabilities.

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

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160, respectively, and are expected to be issued by the IASB early in 2008. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009. The Company has completed its assessment of the impact of SFAS 160 on its consolidated financial statements and has concluded that the statement will not have a significant impact on the Company’s consolidated financial statements.

On June 5, 2008, the FASB released a Proposed Statement of Financial Accounting Standards, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141(R) (the “proposed Statement”), for a comment period ending August 8, 2008. The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity’s position in a dispute. The FASB has indicated that the earliest effective date of the proposed Statement for the Company would be no sooner than the fiscal year ending December 15, 2009. The adoption of this standard will change the Company’s disclosure of contingent liabilities upon effectiveness of the proposed Statement.

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

Interest Rate Risk

Approximately $4.9 million of the debt we had outstanding at September 30, 2008 pays interest at variable rates. Accordingly, a 1% increase in interest rates would increase our annual borrowing costs by less than $0.1 million.

The $475 million of debt secured by the Park Central site pays interest at variable rates ranging from 4.9% to 12.4% at September 30, 2008. We entered into an interest rate agreement with a major financial institution which capped the maximum Eurodollar base rate payable under the loan at 5.5%. The interest rate cap agreement expired on July 23, 2008. A new rate cap agreement to protect the one-month LIBOR rate at a maximum of 3.5% was purchased in conjunction with the extension of the Mortgage Loan effective July 6, 2008.

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

Although not required, the Company has identified, and Ernst & Young, our independent registered public accounting firm, communicated certain material weaknesses in internal controls as of December 31, 2007. At September 30, 2008, the Company has updated its internal control environment over financial reporting, including internal controls over accrual accounting, accounting for bad debts, leases, acquisitions of intangible assets, derivative financial instruments and contingencies and the hiring of additional and more experienced financial personnel. The Company commenced testing of the internal control environment as part of management’s assessment regarding internal controls over financial reporting in the third quarter of 2008.

As of December 31, 2008, Section 404 of the Sarbanes-Oxley Act will require us to assess and attest to the effectiveness of our internal control over financial reporting and will require our independent registered public accounting firm to attest as to the effectiveness of our internal control over financial reporting.

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its chief financial officer, Thomas P. Benson, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2008. Based on this evaluation, the chief executive officer and chief financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

Changes in Internal Control over Financial Reporting

The Company made changes to enhance its internal controls over financial reporting during the nine months ended September 30, 2008 to remediate the material weaknesses in internal controls at December 31, 2007. In the third quarter of 2008, the Company commenced testing of the internal control environment as part of management’s assessment regarding internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Note 15 to the Company’s Consolidated and Combined Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 1A.	RISK FACTORS

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” set forth in and elsewhere in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 (the “Form 10-K”) and in our subsequent filings with the Securities and Exchange Commission.

The following is an update to “Item 1A. Risk Factors” set forth in the Form 10-K.

Our Park Central subsidiaries are in default under the $475 million mortgage loan secured by the Park Central site.

Our Park Central subsidiaries are in default under the $475 million mortgage loan secured by the Park Central site by reason of being out of compliance with the debt-to-loan value ratio covenants prescribed by the governing amended and restated credit agreements. In order to cure the default, we are seeking from the lenders a waiver of noncompliance with, or modifications of, these financial covenants. Unless and until we can obtain such a waiver or modifications, the lenders may exercise their remedies under the credit agreements, which could include accelerating repayment of the loan and foreclosing on the Park Central site. There is no assurance that we will be able to obtain such a waiver or modification before the lenders exercise any of their remedies. Neither we nor our Park Central subsidiaries have adequate capital to repay the mortgage loan if accelerated and we cannot assure you that we can refinance the mortgage loan in a timely manner and on commercially reasonable terms or at all. The loss of the Park Central site would have a material adverse effect on our business, financial condition, results and operations, prospects and ability to continue as a going concern.

Because of the disruptions in the capital markets and the economic downturn in the U.S. in general and Las Vegas in particular, we have decided to not continue with the redevelopment plan for the Park Central site as originally proposed and intend to continue commercial leasing activities on the Park Central site until such time as an alternative redevelopment plan, if any, is adopted.

We have decided to not continue with the redevelopment plan for the Park Central site as originally proposed because of the disruptions in the capital markets and the economic downturn in the U.S. in general and Las Vegas in particular. We intend to continue commercial leasing activities on the Park Central site until such time as an alternative redevelopment plan, if any, is adopted. For the nine months ended September 30, 2008, these commercial leasing activities generated revenue of approximately $14.9 million. These commercial leasing activities do not generate sufficient cash flow to fund our current operations or to pay obligations that mature within the next 60 to 90 days, including repaying or extending the $475 million mortgage loan secured by the Park Central site (assuming cure of the existing default thereunder) and paying the minimum annual guaranteed license fees of $10 million for 2008 under our Elvis Presley and Muhammad Ali license agreements. Therefore, our ability to continue as a going concern is dependent upon our ability to raise additional capital through debt and/or equity financings.

Disruptions in the capital markets, as have been experienced during 2008, could adversely affect our ability to service our financial obligations and fund our short-term liquidity needs.

We rely on the capital markets to service our financial obligations and fund our short-term liquidity needs. Our ability to pay, extend or refinance obligations that mature within the next 60 to 90 days, such as the Park Central subsidiaries’ $475 million mortgage loan (assuming cure of the existing default thereunder) and the minimum annual guaranteed license fees of $10 million for 2008 under our Elvis Presley and Muhammad Ali license agreements, is dependent on access to the capital markets. The disruptions in the capital markets during 2008 are likely to limit our access to capital and raise our cost of capital to the extent available. Longer term disruptions in the capital markets could adversely affect our access to capital required to ultimately redevelop the Park Central site and otherwise fund our business.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2008, the Company’s Park Central subsidiaries were in default under the $475 million mortgage loan secured by the Park Central site by reason of being out of compliance with the debt-to-loan value ratio covenants prescribed by the governing amended and restated credit agreements. In order to cure the default, the Company is seeking from the lenders a waiver of noncompliance with, or modifications of, these financial covenants. Unless and until the Company can obtain such a waiver or modifications, the lenders may exercise their remedies under the credit agreements, which include accelerating repayment of the loan and foreclosing on the Park Central site. There is no assurance that the Company will able to obtain such a waiver or modifications before the lenders exercise any of their remedies. Neither the Company nor its Park Central subsidiaries have adequate capital to repay the mortgage loan if accelerated and there is no assurance that the mortgage loan can be refinanced in a timely manner and on commercially reasonable terms or at all. Reference is made in note 7 of the Company’s Consolidated Financial Statements included elsewhere in this report for additional information required by this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2008 annual meeting of stockholders was held at 9:00 a.m., Eastern Daylight Time, on September 24, 2008 at the offices of Greenberg Traurig, LLP, 200 Park Avenue, New York, New York for the following purposes:

1. To elect seven directors until the next annual meeting of stockholders and until their respective successors are duly elected and qualified;

2. To approve the FX Real Estate and Entertainment Inc. 2007 Long-Term Incentive Compensation Plan;

3. To approve the FX Real Estate and Entertainment Inc. 2007 Executive Equity Incentive Plan; and

4. To ratify the appointment of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2008.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Company’s solicitation. The holders of record of an aggregate of 51,061,986 shares of the Company’s common stock, out of 51,929,696 shares outstanding on the record date (August 4, 2008) for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

All nominees for director were elected, with voting as detailed below:

	For	Withheld

Robert F.X. Sillerman	50,733,474	328,512
Paul C. Kanavos	50,326,045	735,941
Barry A. Shier	50,626,045	435,941
Thomas P. Benson	50,626,045	435,941
David M. Ledy	50,802,793	259,913
Harvey Silverman	50,802,793	259,913
Michael J. Meyer	50,802,773	259,213

On the proposal to approve the FX Real Estate and Entertainment Inc. 2007 Long-Term Incentive Compensation Plan, 45,437,376 shares were voted for the proposal, 1,271,595 shares were voted against the proposal and 5,410 shares abstained from the vote. The affirmative vote of the holders of a majority of all shares casting votes, either in person or by proxy, at the annual meeting was required to approve this proposal. Based on the vote, the proposal was approved by the stockholders.

On the proposal to approve the FX Real Estate and Entertainment Inc. 2007 Executive Equity Incentive Plan, 46,228,977 shares were voted for the proposal, 479,916 shares were voted against the proposal and 5,488 shares abstained from the vote. The affirmative vote of the holders of a majority of all shares casting votes, either in person or by proxy, at the annual meeting was required to approve this proposal. Based on the vote, the proposal was approved by the stockholders.

On the proposal to ratify the appointment of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2008, 50,995,785 shares were voted for the proposal, 7,242 shares were voted against the proposal and 58,959 shares abstained from the vote. The affirmative vote of the holders of a majority of all shares casting votes, either in person or by proxy, at the annual meeting was required to approve this proposal. Based on the vote, the proposal was approved by the stockholders.

ITEM 6.  EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number		Description

10.1		Form of Subscription Agreement(1)
10.2		Form of $4.50 Warrant(1)
10.3		Form of $5.50 Warrant(1)
10.4		Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Long-Term Incentive Compensation Plan(2)
10.5		Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Executive Equity Incentive Plan(2)
31	.1†	Certification of Principal Executive Officer
31	.2†	Certification of Principal Financial Officer
32	.1†	Section 1350 Certification of Principal Executive Officer
32	.2†	Section 1350 Certification of Principal Financial Officer

†	Filed herewith

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 17, 2008.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 29, 2008.

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

November 13, 2008

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer