Form 10-K
period 2008-12-31
FX Real Estate & Entertainment Inc.
filed 2009-03-31
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, based on the closing price of such stock on The NASDAQ Global Market on such date, was $22,017,039.

As of March 27, 2009, there were 51,992,417 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant’s definitive proxy statement for its 2009 annual stockholders’ meeting are incorporated by reference in Part III (Items 10-14) of this report. The registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

FX Real Estate and Entertainment Inc.

Annual Report on Form 10-K

December 31, 2008

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, the words “we,” “us,” “our,” “FXRE,” and the “Company” collectively refer to FX Real Estate and Entertainment Inc., and its consolidated subsidiaries, FX Luxury Realty, LLC, BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC. In August 2008, FX Luxury Realty, LLC changed its name to FX Luxury, LLC, BP Parent, LLC changed its name to FX Luxury Las Vegas Parent, LLC, Metroflag BP, LLC changed its name to FX Luxury Las Vegas I, LLC and Metroflag Cable, LLC changed its name to FX Luxury Las Vegas II, LLC. The words “Metroflag” or “Metroflag entities” refer to FX Luxury Realty and its predecessors, including BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Metroflag Polo, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC and Metroflag Management, LLC, the predecessor entities through which our historical business was conducted prior to September 27, 2007. “Las Vegas subsidiaries” refers to BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC, each as renamed as indicated above. Some of the descriptive material in this Annual Report on Form 10-K refers to the assets, liabilities, operations, results, activities or other attributes of the historical business conducted by the Metroflag entities.

Financial Condition of the Company

As disclosed in more detail throughout this Form 10-K, the Company is in severe financial distress and may not be able to continue as a going concern. Our current cash flow and cash on hand as of March 27, 2009 are not sufficient to fund our past due obligations and short-term liquidity needs, including our ordinary course obligations as they come due. Our Las Vegas subsidiaries are currently in default under the $475 million mortgage loan secured by our Las Vegas property, which is substantially our entire business, and neither we nor our subsidiaries are able to repay the obligations with respect thereto. As a result of the ongoing default under the mortgage loan, our lenders may at any time exercise their remedies under the amended and restated credit agreements governing the mortgage loan, which may include foreclosing on the Las Vegas property. Further, we have received an opinion from our auditors expressing substantial doubt as to our ability to continue as a going concern. Investors are encouraged to read the information set forth below in order to better understand the financial condition of, and risks of investing in, the Company.

The Company

The Las Vegas Property

Our business consists of the ownership and operation of the Las Vegas property, which is made up of six contiguous parcels aggregating 17.72 acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property enjoys strong visibility with 1,175 feet of frontage on Las Vegas Boulevard, known as “the Strip”, and 600 feet of frontage on Harmon Avenue. The entire 17.72 acre parcel is zoned H-1, Limited Resort and Apartment District, and allows for casino gaming through its designation as a Gaming Enterprise District, or GED, and can support a variety of development alternatives, including hotels/resorts, entertainment venue(s), a casino, condominiums, hotel-condominiums, residences and retail establishments. The Las Vegas property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Las Vegas property’s six parcels generated total rental and other revenue of approximately $19.5 million for the fiscal year ended December 31, 2008.

As discussed below under “Mortgage Loan Default,” the property is subject to a $475 million loan that is currently in default due to the failure of our Las Vegas subsidiaries to repay the loan at maturity on January 6, 2009. As a result of the failure to make repayment when due, the lenders may at any time exercise their remedies under the amended and restated credit agreements governing the mortgage loan, which may include foreclosing on the Las Vegas property. The loss of the Las Vegas property, which is substantially our entire business, would have a material adverse effect on our business, financial condition, results of operations, prospects and ability to continue as a going concern.

Set forth below is a summary of the parcels, including a description of the land, the current tenant(s) and the current term(s) of the existing lease(s).

Parcel 1. Parcel 1 consists of 0.996 acres of land with 115 linear feet of frontage on Las Vegas Boulevard and 150 linear feet of frontage on Harmon Avenue. One tenant currently occupies Parcel 1. The lease for the property is terminable at any time by either party upon 120 days’ prior written notice and without the payment of a termination fee.

Parcel 2. Parcel 2 consists of 5.135 acres of land with 210 linear feet of frontage on Las Vegas Boulevard and 450 linear feet of frontage on Harmon Avenue. The property is currently occupied by a Travelodge motel which we own in fee, as well as several retail, billboard and parking lot tenants. The Travelodge motel is being operated by WW Lodging Limited LLC pursuant to a management agreement. The management agreement is terminable upon 30 days’ prior notice and a payment of a termination fee equal to 4% of the trailing 12 months room revenue multiplied by 200%. The property’s retail, billboard and parking lot leases are month-to-month.

Parcel 3. Parcel 3 consists of 2.356 acres of land, with 275 linear feet of frontage on Las Vegas Boulevard. The property currently hosts the Hawaiian Marketplace, which consists of multiple retail tenants. All but six of the leases on this property are terminable at any time upon 30 days’ (in one instant upon 180 days’) advance written notice and without payment of a termination fee. All six leases not terminable with notice are terminable by us at any time upon the exercise of options to either repurchase, recapture or relocate the premises.

Parcel 4. Parcel 4 consists of 4.49 acres of land with 270 linear feet of frontage on Las Vegas Boulevard. The property is currently occupied by several tenants. The current leases are month-to-month, except for a lease with a single tenant. Such tenant’s lease term expires in May 2009, which may be extended for an additional five years at the option of the tenant.

Parcel 5. Parcel 5 consists of 3.008 acres of land, with 180 linear feet of frontage on Las Vegas Boulevard. The property accommodates 51,414 square feet of retail space and is currently occupied by several restaurant and retail tenants. One lease term expires in January 2012, but is terminable earlier upon 120 days’ advance written notice and, if terminated after February 2010, payment of a termination fee of $200,000. Another lease term expires in December 2009, with the tenant holding two options to extend the lease for five year periods. A third lease term expires in August 2012, with the tenant holding an option to extend the lease for an additional five years. A fourth lease term expires in May 2059.

Parcel 6. Parcel 6 consists of 1.765 acres of land, with 125 linear feet of frontage on Las Vegas Boulevard. The property accommodates 2,094 square feet of retail space and is currently occupied by a restaurant and several retail tenants. One lease term expires in December 2013, another lease term expires in April 2011 and a third lease term expires in February 2014, with the tenant holding an option to extend the lease term for an additional five years. A fourth lease term expires in May 2045.

Mortgage Loan Default

The Las Vegas property is subject to a mortgage loan, which, as of December 31, 2008, had $475 million outstanding, made up of a $280 million senior secured first lien loan and a $195 million senior secured second lien loan. As a result of the application of certain escrowed proceeds to the payment of principal under the first lien loan, as more fully described below, there is $454 million outstanding under the mortgage loan as of March 27, 2009. The borrowers under the mortgage loan are the Las Vegas subsidiaries. The mortgage loan is not guaranteed by FX Real Estate and Entertainment nor has FX Real Estate and Entertainment pledged any assets to secure the mortgage loan. The mortgage loan is secured only by first lien and second lien security interests in substantially all of the assets of the Las Vegas subsidiaries, including the Las Vegas property. FX Luxury Realty has provided a guarantee to the lenders only for losses caused under limited circumstances such as fraud or willful misconduct. The mortgage loan includes certain financial and other maintenance covenants on the Las Vegas property including limitations on indebtedness, liens, restricted payments, loan to value ratio, asset sales and related party transactions. The mortgage loan matured on January 6, 2009.

The Las Vegas subsidiaries had previously obtained a temporary waiver of noncompliance with certain of the mortgage loan’s loan-to-value ratio covenants, which waiver expired on December 19, 2008 in accordance with its terms. Because the Las Vegas subsidiaries did not regain compliance with the loan-to-value ratio covenants prior to expiration of the temporary waiver, an event of default occurred. On January 5, 2009, the second lien lenders under the mortgage loan delivered a written demand for repayment of all of the obligations owed to them under the loan, including the second lien principal amount of $195 million. The second lien lenders’ written demand, which was delivered prior to the mortgage loan maturity date, cited the continuing covenant default referenced above.

On January 6, 2009, following the Las Vegas subsidiaries’ failure to repay the mortgage loan at maturity, the first lien lenders delivered their demand for repayment of all of the obligations owed to them under the loan, including the first lien principal amount of $280 million. On January 30, 2009, the first lien lenders seized the cash collateral reserve accounts established under the mortgage loan from which the Las Vegas subsidiaries had been drawing working capital funds to meet ordinary expenses, including operating the Las Vegas property, and have applied $21 million to the outstanding principal amount of the first lien loan as of March 25, 2009. In addition, the first lien lenders have directed all payments from the existing tenants on the Las Vegas property to be delivered directly to the lenders. The Las Vegas subsidiaries make requests of the first lien lenders on a monthly basis to access the cash generated by the rental activities on the property deemed necessary to meet the operating expenses related to the Las Vegas property. The first lien lenders have sole discretion to approve or reject any such request. Because the Las Vegas subsidiaries have limited cash available, if the lenders fail to honor the draw requests in full or in part or delay the processing, the Las Vegas subsidiaries will not be able to satisfy their obligations and pay for necessary expenses unless the Company is able to fund shortfalls from other sources. As of March 27, 2009, the Company had approximately $3 million of cash available to fund its current operations, including ordinary payables as incurred, to meet its obligations as they come due and to provide any such funding for the Las Vegas subsidiaries. Thus, the Las Vegas subsidiaries may not be able to meet their obligations as they come due.

Neither the Company nor the Las Vegas subsidiaries are able to repay the obligations outstanding under the mortgage loan.

As a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million. This charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million which management believes to be reasonable. The current global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of, and/or loan defaults related to, several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Though the Company believes the $218.8 million carrying value ascribed to the property is fair and reasonable based on current market conditions, the lack of recent comparable sales and the rapidly changing economic environment means that no assurance can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the land by the Company or upon foreclosure by the lenders at or near the adjusted carrying value of $218.8 million would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

While the Las Vegas subsidiaries have engaged in preliminary discussions with the first lien lenders and the second lien lenders regarding potential solutions to the existing loan defaults, no agreement has yet been reached. To the extent that no consensual arrangement is reached and the lenders pursue their remedies, the Las Vegas subsidiaries may explore possible legal options in connection with trying to maintain their ownership of the Las Vegas property, including bankruptcy or similar filings. Whether or to what extent such action may be effective or viable is unclear.

Terminated License Agreements

On June 1, 2007, the Company entered into license agreements with Elvis Presley Enterprises, Inc., an 85%-owned subsidiary of CKX, Inc. (“EPE”) [NASDAQ: CKXE], and Muhammad Ali Enterprises LLC, an 80%-owned subsidiary of CKX (“MAE”), which allowed the Company to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of its real estate and other entertainment attraction-based projects. The Company’s license agreement with Elvis Presley Enterprises granted the Company, among other rights, the right to develop one or more hotels as part of the master plan of Elvis Presley Enterprises, Inc. to redevelop the Graceland property and surrounding areas in Memphis, Tennessee.

Under the terms of the license agreements, we were required to pay EPE and MAE a specified percentage of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property. In addition, the Company was required to pay a guaranteed annual minimum royalty payment (against royalties payable for the year in question) of $10 million in each of 2007, 2008, and 2009, $20 million in each of 2010, 2011, and 2012, $25 million in each of 2013, 2014, 2015 and 2016, and increasing by 5% for each year thereafter. The initial payments (for 2007) under the license agreements, as amended, were paid on April 1, 2008, with proceeds from our March 2008 rights offering. The guaranteed annual minimum royalty payments for 2008 in the aggregate amount of $10 million were due on January 30, 2009.

On March 9, 2009, following the Company’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008, the Company entered into a Termination, Settlement and Release agreement with EPE and MAE, pursuant to which the parties agreed to terminate the Elvis Presley and Muhammad Ali license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing the Company from any claims related to the license agreements, EPE and MAE will receive 10% of any future net proceeds or fees received by the Company from the sale and/or development of the Las Vegas property, up to a maximum of $10 million. The Company has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million plus interest at 7% per annum, calculated from year 3 until repaid, plus (ii) 10% of any net proceeds received from the sale of some or all of the Las Vegas property during such buy-out period and for six months thereafter, provided that the amount paid under clauses (i) and (ii) shall not exceed $10 million.

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

On June 1, 2007, Flag Leisure Group, LLC, a company in which Robert F.X. Sillerman and Paul C. Kanavos each beneficially own an approximate 33% interest and which is the managing member of Flag, sold to the Company all of its membership interests in RH1, LLC (“RH1”), which owned an aggregate of 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings, Inc. On such date, Flag also sold to the Company all of its membership interests in Flag Luxury Riv, LLC, which owned an additional 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings. With the purchase of these membership interests, FXLR acquired, through its interests in Riv Acquisitions Holdings, a 50% beneficial ownership interest in an option to acquire an additional 1,147,550 shares of Riviera Holdings Corporation at $23 per share. These options were exercised in September 2007. The total consideration for these transactions was $21.8 million paid in cash, a note for $1.0 million and additional contributed equity of $15.9 million for a total of $38.7 million. As a result of these transactions, as of December 31, 2008, the Company owned 1,410,363 shares of common stock (161,758 of which were put into trust for the benefit of the Company in October 2008) of Riviera Holdings Corporation (the “Riv Shares”).

As of March 27, 2009, the Company had sold all but 115,558 shares of the RIV Shares. The sale of assets by Flag Leisure Group, LLC and Flag was accounted for at historical cost as the Company, Flag Leisure Group, LLC and Flag were entities under common control at the time of the transactions. Historical cost for these acquired interests equals fair values because the assets acquired comprised available for sale securities and a derivative instrument that are required to be reported at fair value in accordance with generally accepted accounting principles.

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

CKX subsequently distributed 100% of its interest in the Company to CKX’s stockholders through the consummation of the CKX Distribution.

Terminated License Agreements

On June 1, 2007, the Company entered into a worldwide license agreement with Elvis Presley Enterprises, Inc., a 85%-owned subsidiary of CKX (“EPE”), granting the Company the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. The Company also entered into a worldwide license agreement with Muhammad Ali Enterprises LLC, a 80%-owned subsidiary of CKX (“MAE”), granting the company the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions. As described above under “Terminated License Agreements,” these license agreements were terminated on March 9, 2009.

Metroflag Acquisition

On May 30, 2007, the Company entered into an agreement to acquire the remaining 50% ownership interest in the Metroflag entities that it did not already own. This purchase was completed on July 6, 2007. As a result of this purchase, the Company owns 100% of Metroflag, and therefore the Las Vegas property. The total consideration paid by FXLR for the remaining 50% interest in Metroflag was $180 million, $172.5 million of which was paid in cash at closing and $7.5 million of which was an advance payment made in May 2007 (funded by a $7.5 million loan from Flag). The cash payment at closing was funded from $92.5 million of cash on hand and $105 million in additional borrowings, which was reduced by $21.3 million deposited into a restricted cash account to cover debt service commitments and $3.7 million in debt issuance costs. The $7.5 million loan from Flag was repaid on July 9, 2007.

The Repurchase Agreement and Contingently Redeemable Stock

In connection with the CKX Investment, CKX, FXRE, FXLR, Flag, Robert F.X. Sillerman, Paul Kanavos and Brett Torino entered into a Repurchase Agreement dated June 1, 2007, as amended on June 18, 2007 and September 27, 2007. The purpose of the Repurchase Agreement was to provide a measure of valuation protection for the 50%-interest in the Company acquired by CKX (the “Purchased Securities”) for $100 million, under certain limited circumstances. Specifically, if no “Termination Event” was to occur prior to the second anniversary of the CKX Distribution, which were events designed to indicate that the value of the CKX Investment had been confirmed, each of Messrs. Sillerman, Kanavos and Torino would be required to sell back such number of their shares of the Company’s common stock to the Company at a price of $.01 per share as would result in the shares that were received by the CKX stockholders in the CKX Distribution having a value of at least $100 million.

The interests held by Messrs. Sillerman, Kanavos and Torino subject to the Repurchase Agreement were recorded as contingently redeemable members’ interest in accordance with FASB Emerging Issues Task Force Topic D-98: Classification and Measurement of Redeemable Securities. This statement requires the issuer to estimate and record value for securities that are mandatorily redeemable when that redemption is not in the control of the issuer. The value for this instrument has been determined based upon the redemption price of par value for the expected 18 million shares of common stock of FXRE subject to the Repurchase Agreement. At December 31, 2007, the value of the interest subject to redemption was recorded at the maximum redemption value of $180,000.

In the first quarter of 2008, a “Termination Event” as defined in the Repurchase Agreement was deemed to have occurred as the average closing price of the common stock of FXRE for the consecutive 30-day period following the date of the CKX Distribution (January 10, 2008) exceeded a price per share that attributed an aggregate value to the Purchased Securities of greater than $100 million. As a result of the termination event and resulting termination of the Repurchase Agreement, the shares previously classified as redeemable were no longer redeemable. As of December 31, 2008, the Company has reclassified to stockholders’ equity the contingently redeemable stockholders’ equity included on the consolidated balance sheet as of December 31, 2007.

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

Conditional Option Agreement and EPE License Agreement Amendment with 19X

On February 28, 2008, the Company entered into an Option Agreement with 19X, Inc. pursuant to which, in consideration for aggregate annual payments totaling $105 million payable over five years in four equal cash installments per year, the Company would have the right (but not the obligation) to acquire an 85% interest in the Elvis Presley business currently owned and operated by CKX through EPE at an escalating price ranging from $650 million to $850 million over the period beginning on the date of the closing of 19X’s acquisition of CKX through 72 months following such date, subject to extension under certain circumstances as described below. The effectiveness of the Option Agreement was conditioned upon the consummation of the then pending merger between 19X and CKX.

The Company also entered into an agreement with 19X to amend the EPE license agreement, which was also conditioned upon the closing of 19X’s then pending acquisition of CKX. The amendment to the EPE license agreement provided that, if, by the date that is 7 1/2 years following the closing of 19X’s acquisition of CKX, EPE had not achieved certain financial thresholds, the Company would have been entitled to a reduction of $50 million against 85% of the payment amounts due under the EPE license agreement, with such reduction to occur ratably over the ensuing three year period; provided, however, that if the Company had failed in its obligations to build any hotel to which it had previously committed under the definitive Graceland master redevelopment plan, then this reduction would not have applied.

The merger agreement between 19X and CKX was terminated on November 1, 2008. Because 19X would only have owned the EPE business upon consummation of its acquisition of CKX, as a result of the termination of the merger agreement between 19X and CKX, these conditional agreements with 19X were terminated.

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

Employees

As of December 31, 2008, the Company had a total of 24 full-time employees. Management considers its relations with its employees to be good.

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

In addition, the Company makes available free of charge through its website, www.fxree.com, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are those that we currently believe are material to our stockholders.

Risks Related to Our Business

Our Las Vegas subsidiaries are in default under the $475 million mortgage loan secured by the Las Vegas property.

Our Las Vegas subsidiaries are in default under the mortgage loan secured by the Las Vegas property, which, as of December 31, 2008, was made up of a $280 million senior secured first lien loan and a $195 million senior secured second lien loan. As a result of the application of certain escrowed proceeds to the payment of principal on the first lien loan, as more fully described below, there is $454 million outstanding under the mortgage loan as of March 27, 2009. The mortgage loan matured on January 6, 2009.

As a result of a prior breach of certain maintenance covenants governing the mortgage loan, on January 5, 2009, the second lien lenders under the mortgage loan had delivered a written demand for repayment of all of the obligations owed to them under the loan, including the second lien principal amount of $195 million.

On January 6, 2009, following the Las Vegas subsidiaries’ failure to repay the mortgage loan at maturity, the first lien lenders delivered their demand for repayment of all of the obligations owed to them under the loan, including the first lien principal amount of $280 million. On January 30, 2009, the first lien lenders seized the cash collateral reserve accounts established under the mortgage loan from which the Las Vegas subsidiaries had been drawing working capital funds to meet ordinary expenses, including operating the Las Vegas property, and applied $21 million of that amount to the outstanding principal amount of the first lien loan thereby leaving a minimal balance in the reserve accounts. In addition, the first lien lenders have directed all payments from the existing tenants on the Las Vegas property to be delivered directly to the lenders. Each month the Las Vegas subsidiaries may make a request of the lenders to access the cash generated by the tenants that the Las Vegas subsidiaries deem necessary to meet the operating expenses related to the Las Vegas property. The lenders have sole discretion to approve or reject any such request. Because the Las Vegas subsidiaries have limited cash available, if the lenders fail to honor the draw requests in full or in part or delay the processing, the Las Vegas subsidiaries will not be able to satisfy their obligations and pay for necessary expenses unless the Company is able to fund shortfalls from other sources. The Company has limited cash available with which to provide any such funding. Thus, the Las Vegas subsidiaries may not be able to meet their obligations as they come due.

Neither the Company nor the Las Vegas subsidiaries are able to repay the obligations outstanding under the mortgage loan.

As a result of delivery of the demands for repayment and the loan being past due, the first lien lenders may at any time exercise their remedies under the amended and restated credit agreements governing the mortgage loan, which may include foreclosing on the Las Vegas property.

While the Las Vegas subsidiaries have engaged in preliminary discussions with the first lien lenders and the second lien lenders regarding potential solutions to the existing loan defaults, no agreement has yet been reached. To the extent that no consensual arrangement is reached and the lenders pursue their remedies, the Las Vegas subsidiaries may explore possible legal options in connection with trying to maintain their ownership of the Las Vegas property, including bankruptcy or similar filings. Whether or to what extent such action may be effective or viable is unclear.

The loss of the Las Vegas property, which is substantially our entire business, would have a material adverse effect on our business, financial condition, results of operations, prospects and ability to continue as a going concern.

The Las Vegas property, which is substantially our entire business, is particularly sensitive to reductions in discretionary consumer spending as a result of the financial crisis and global recession.

The financial crisis and global recession has resulted in a significant decline in the amount of tourism and discretionary consumer spending in Las Vegas. The tenants on the Las Vegas property are primarily retailers and, as such, are heavily reliant on tourism and discretionary consumer spending in Las Vegas. The Las Vegas property’s commercial leasing activities could be adversely affected because of the failure to maintain high tenant occupancy rates amid these market conditions. In addition, Las Vegas may experience a prolonged decline in the development of new hotels and other entertainment venues, which could adversely affect any potential redevelopment of the Las Vegas property.

The financial crisis and global recession has adversely affected and may continue to adversely affect our ability to repay, refinance or extend the past due $475 million mortgage loan and fund our short-term liquidity needs.

Our current cash flow and cash on hand is not sufficient to repay the past due $475 mortgage loan secured by the Las Vegas property or otherwise fund our short-term liquidity needs, including the payment of executive salaries of approximately $5.0 million during 2009. The ongoing financial crisis and global recession have adversely affected and may continue to adversely affect our ability to repay, refinance or extend the past due $475 million mortgage loan and fund our short-term liquidity needs.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to us or disadvantageous to our existing stockholders.

Even if we are able to raise additional cash or obtain financing through the public or private sale of debt and/or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, the terms of such transactions may be unduly expensive or burdensome to us or disadvantageous to our existing stockholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; the issuance of high-yield securities and bank debt with restrictive covenants and security packages; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.

Our independent registered public accounting firm has rendered a report expressing substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm has issued an audit report dated March 30, 2009 in connection with the audit of the consolidated financial statements of FX Real Estate and Entertainment Inc. as of and for the period ending December 31, 2008 that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to pay the past due $475 million mortgage loan and other obligations as they become due. If we are not able to obtain additional debt and/or equity financing, we may not be able to continue as a going concern and you could lose all of the value of our common stock.

The concentration of ownership of our capital stock with our affiliates will limit your ability to influence corporate matters.

Robert F.X. Sillerman, our Chairman and Chief Executive Officer, Paul C. Kanavos, our President, and Brett Torino, our Chairman-Las Vegas Division, beneficially own in the aggregate approximately 63.5% of our outstanding common stock, and our executive officers and directors together beneficially own approximately 69.5% of our outstanding common stock. Our executive officers and directors, including their respective affiliates, therefore have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any stock splits or any merger, consolidation or sale of all or substantially all of our assets. As a result of this concentrated control, unaffiliated stockholders of us do not have the ability to meaningfully influence corporate matters and, as a result, we may take actions that our unaffiliated stockholders do not view as beneficial. As a result, the value and/or liquidity of our common stock could be adversely affected.

There are conflicts of interest in our relationship with Flag Luxury Properties and its affiliates, which could result in decisions that are not in the best interests of our stockholders.

There are conflicts of interest in our current and ongoing relationship with Flag Luxury Properties and its affiliates. These conflicts include:

•	Certain of our employees, including Mr. Kanavos, our President, are permitted to devote a portion of their time to providing services for or on behalf of Flag Luxury Properties.

•	Flag Luxury Properties holds a $15 million priority preferred distribution right in FX Luxury Realty which entitles it to receive an aggregate amount of $15 million (together with an accrued priority return of $0.4 million as of December 31, 2008) prior to any distributions of cash by FX Luxury Realty from the proceeds of certain predefined capital transactions. Until the preferred distribution is paid in full, we are required to use the proceeds of certain predefined capital transactions to pay the amount then owed to Flag Luxury Properties.

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

We have potential business conflicts with certain of our executive officers because of their relationships with CKX and/or Flag Luxury Properties and their ability to pursue business activities for themselves and others that may compete with our business activities.

Potential business conflicts exist between us and certain of our executive officers, including Messrs. Sillerman and Kanavos, in a number of areas relating to our past and ongoing relationships, including:

•	Mr. Sillerman’s cross-ownership and dual management responsibilities relating to CKX, Flag Luxury Properties and us;

•	Mr. Kanavos’ cross-ownership and dual management responsibilities relating to Flag Luxury Properties and us;

•	Employment agreements with certain of our executive officers specifically provide that a certain percentage of their business activities may be devoted to Flag Luxury Properties or CKX; and

•	Messrs. Sillerman and Kanavos will be entitled to receive their pro rata participation, based on their ownership in Flag Luxury Properties, of the $15 million priority distribution of cash from the proceeds of certain predefined capital transactions when received by Flag Luxury Properties.

We may not be able to resolve any potential conflicts with these executive officers. Even if we do so, however, because of their ownership interest in us, these executive officers will have leverage with negotiations over their performance that may result in a resolution of such conflicts that may be less favorable to us than if we were dealing with another third party.

We have entered into a number of related party transactions with CKX and Flag Luxury Properties and their affiliates on terms that some stockholders may consider not to be in their best interests.

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

We may lose the services of our key personnel, including certain senior executives, if we are not able to satisfy our payment obligations under their agreements.

Our performance is dependent on the continued efforts of our executive officers with whom we have employment agreements. Due to our current financial situation, there can be no guarantee that we will be able to continue to make required payments under the executive employment agreements, which amounts total $5.0 million for 2009. A failure to make a payment under an executive employment agreement when due could result in a Termination without Cause under such agreement, which could lead to the departure of the executive in question as well as the acceleration of the obligation to make significant additional payments to the executive in question. The loss of the services of any of our executive officers or other key employees could adversely affect our business.

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

We continue to need to enhance our internal controls and financial reporting systems to comply with the Sarbanes-Oxley Act of 2002.

We are subject to reporting and other obligations under the Securities and Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002. As of December 31, 2008, Section 404 requires us to assess and attest to the effectiveness of our internal control over financial reporting. As of December 31, 2009, Section 404 requires our independent registered public accounting firm to opine as to the effectiveness of our internal controls over financial reporting.

Risks Related to Our Common Stock

Substantial amounts of our common stock and other equity securities could be sold in the near future, which could depress our stock price.

We cannot predict the effect, if any, that market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time.

All of the outstanding shares of common stock belonging to officers, directors and other affiliates are currently “restricted securities” under the Securities Act. Approximately 41 million shares of these restricted securities are eligible for sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market or the appearance of such sales could reduce the market price of our common stock and could negatively impact our ability to sell equity in the market to fund our business plans. In addition, we expect that we will be required to issue a large amount of additional common stock and other equity securities as part of our efforts to raise capital to fund our development plans. The issuance of these securities could negatively effect the value of our stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and the lack of dividends may have a negative effect on our stock price.

We currently intend to retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our credit facilities prohibit, and the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our common stock.

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

We are entitled, under our certificate of incorporation to issue up to 300 million common and 75 million “blank check” preferred shares. After taking into consideration our outstanding common and preferred shares as of March 27, 2009, we will be entitled to issue up to 248,007,583 additional common shares and 74,999,999 preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

We may not be able to maintain our NASDAQ Global Market listing.

Our common stock is listed on The NASDAQ Global Market. Companies listed on The NASDAQ Global Market are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of a security remains below the $1.00 minimum closing bid price requirement for 30 consecutive business days, companies have a period of 180 calendar days to demonstrate compliance by maintaining a closing bid price of $1.00 or more for 10 consecutive business days. In light of the economic downturn’s broad effects on the stock prices of its listed companies, NASDAQ announced in December 2008 the suspension of the rules requiring a minimum $1.00 closing bid price per share and minimum market value of publicly held shares. That suspension is currently schedule to expire on July 20, 2009.

Since October 2, 2008, our closing price on The NASDAQ Global Market has been less than $1.00 per share. If the closing bid price of our common stock remains below $1.00 per share for a period of 30 consecutive business days beginning after July 20, 2009 and we are unable to regain compliance within the following 180 calendar days, or we are unable to continue to meet any of

NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from The NASDAQ Global Market. If our common stock is delisted, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium. Selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2008. These properties were leased or owned by the Company for use in its operations. We believe that our facilities will be suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
Las Vegas, NV	Corporate Offices	Office Operations	10,709 sq. ft.	Lease expires in 2013
Las Vegas, NV	Commercial Property	Land and Building	17.72 acres	Owned (1)

(1)	Our Las Vegas subsidiaries are in default of the $475 million mortgage loan on the Las Vegas property for failure to repay the amounts outstanding on the due date.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in litigation on a number of matters and is subject to certain claims which arose in the normal course of business, none of which, in the opinion of management, is expected to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

On February 3, 2009, the Las Vegas subsidiaries completed the previously announced settlement with Hard Carbon, LLC, an affiliate of Marriott International, Inc. for claims relating to the construction of a parking garage and reimbursement for road widening work performed by Marriott on and adjacent to the Company’s property off of Harmon Avenue in Las Vegas. The Las Vegas Subsidiaries paid $4.3 million in full settlement of the claims, which amount was funded from a reserve fund that had been established in that amount and for this purpose with the lenders under the mortgage loan on the Company’s Las Vegas property.

We are subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2008

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since January 10, 2008, our common stock, par value $.01 per share (the “Common Stock”) has been listed and traded on The NASDAQ Global Market (R) under the ticker symbol “FXRE.” Prior to January 10, 2008 there was no established public trading market for our Common Stock. The following table sets forth the high and low closing sales prices for our Common Stock for the quarterly periods for the year ended December 31, 2008.

	2008
	High	Low

The NASDAQ Global Market®
Quarters Ended
December 31, 2008	$1.03	$0.13
September 30, 2008	$2.02	$1.04
June 30, 2008	$6.07	$1.75
March 31, 2008	$7.88	$4.65

From January 1, 2009 through March 27, 2009, the high closing sales price for our Common Stock was $0.48, the low closing sales price was $0.05 and the last closing sales price on March 27, 2009 was $0.27. As of March 27, 2009, there were 596 holders of record of our Common Stock.

Dividend Policy

We have not paid and have no present intentions to pay cash dividends on our Common Stock. In addition, the terms of mortgage loan, as described elsewhere herein, and the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2008.

(a)
Number of
	Securities to be	(b)
	Issued Upon	Weighted-Average	(c)
	Exercise of	Exercise Price of	Number of
	Outstanding	Outstanding	Securities
	Options,	Options,	Remaining
	Warrants	Warrants and	Available For
Plan Category	and Rights	Rights	Future Issuance
	(#)	($)	(#)

Equity compensation plans approved by security holders	11,812,794	$15.92	3,777,206

Equity compensation plans not approved by security holders	—	—	—

For a description of our 2007 Executive Equity Incentive Plan and 2007 Long-Term Incentive Compensation Plan, see Note 13 to our audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

Performance Graph

The graph below compares the cumulative 1-year total return to holders of FX Real Estate & Entertainment Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the DJ Wilshire Real Estate Holding & Development index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from January 10, 2008 to December 31, 2008.

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*
Among FX Real Estate & Entertainment Inc., The NASDAQ Composite Index
And The DJ Wilshire Real Estate Holding & Development Index

*$100 invested on 1/10/08 in stock or 12/31/07 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2009 Dow Jones & Co. All rights reserved.

	1/10/08	1/08	2/08	3/08	4/08	5/08	6/08	7/08

FX Real Estate & Entertainment Inc.	100.00	84.00	75.87	78.40	64.13	52.13	25.33	24.40
NASDAQ Composite	100.00	89.90	85.98	85.97	91.18	95.31	86.89	86.85
DJ Wilshire Real Estate Holding & Development	100.00	97.30	88.68	87.30	88.53	90.44	76.29	74.58

8/08	9/08	10/08	11/08	12/08

16.93	13.87	9.20	4.53	2.00
88.05	77.14	63.27	56.66	58.35
78.19	67.18	46.22	38.74	37.84

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

Prior to May 10, 2007, FXRE was a company with no operations. As a result Metroflag is considered to be the predecessor company (the “Predecessor”). To assist in the understanding of the results of operations and balance sheet data of the Company, we have presented the historical results of the Predecessor. The selected consolidated financial data was derived from the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

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

(Amounts in thousands, except share information)
	Metroflag (Predecessor)				FX Real Estate and Entertainment, Inc
				January 1, 2007 —	May 11,2007 —	Year Ended
	Year Ended December 31,			May 10,	December 31,	December 31,
	2004	2005	2006	2007	2007 (a)	2008
Statement of Operations Data:
Revenue	$10,703	$4,888	$5,581	$2,079	$3,070	$6,009
Operating expenses (excluding depreciation and amortization and impairment of land) (b)	7,968	861	1,290	839	30,016	39,048
Depreciation and amortization	1,534	379	358	128	116	513
Impairment of land (c)	—	—	—	—	—	325,080
Operating income (loss)	1,201	3,648	3,933	1,112	(27,062)	(358,632)
Interest income (expense), net	(4,247)	(15,684)	(26,275)	(14,444)	(30,657)	(48,654)
Other income (expense)	—	—	—	—	(6,358)	(41,670)
Loss from retirement of debt	(5,000)	(2,967)	—	(3,507)	—	—
Loss before equity in earnings (loss) of affiliate, minority interest and incidental operations	(8,046)	(15,003)	(22,342)	(16,839)	(64,077)	(448,956)
Equity in earnings (loss) of affiliate	—	—	—	—	(4,969)	—
Minority interest	—	—	—	—	680	22
Loss from incidental operations(d)	—	(9,242)	(17,718)	(7,790)	(9,373)	(12,881)

Net loss	$(8,046)	$(24,245)	$(40,060)	$(24,629)	$(77,739)	$(461,815)

Basic and diluted loss per common share					$(1.98)	$(9.67)
Average number of common shares outstanding					39,290,247	47,773,323

(a)	For the period May 11, 2007 to July 5, 2007, we accounted for our interest in Metroflag under the equity method of accounting because we did not have control with our then 50% ownership interest. Effective July 6, 2007, with our purchase of the 50% of Metroflag that we did not already own, we consolidated the results of Metroflag.

(b)	In 2005, Metroflag adopted a formal redevelopment plan covering certain of the properties which resulted in the operations relating to these properties being reclassified as incidental operations in accordance with Statement of Financial Accounting Standards No. 67, Accounting for the Costs and Initial Operations of Real Estate Projects. In the fourth quarter of 2007, the Company recorded a write-off of approximately $12.7 million for capitalized costs that were deemed to be not recoverable based on changes made to the Company’s redevelopment plans for the Las Vegas property. The year ended December 31, 2008 also included an impairment charge of $10.7 million related to the write-off of capitalized development costs as a result of the Company’s determination in the third quarter of 2008 not to proceed with our originally proposed plan for the redevelopment plan of the Las Vegas property.

(c)	As a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million. This charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million which management believes to be reasonable.

(d)	In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities until such time as an alternative development plan, if any, is adopted. As a result, effective October 1, 2008, the Company is no longer classifying these operations of Metroflag as incidental operations and all operations have been included as part of income (loss) from operations.

	Metroflag (Predecessor)			FX Real Estate and Entertainment Inc.
	As of December 31,			As of December 31,
(amounts in thousands)	2004	2005	2006	2007	2008
Balance Sheet Data:
Cash and cash equivalents	$1,741	$3,457	$1,643	$2,559	$2,659
Other current assets	1,178	4,255	13,020	112,550	35,548
Investment in real estate	89,739	202,639	280,574	561,653	218,800
Total assets	103,599	221,084	296,607	677,984	258,070
Current liabilities (excluding current portion of debt)	1,671	2,613	7,119	24,945	22,262
Debt	84,270	200,705	313,635	512,694	475,391
Total liabilities	87,201	205,665	321,346	537,830	497,962
Members’ equity/Stockholders’ equity	16,398	15,419	(24,739)	139,974	(239,892)

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

The historical financial statements of Metroflag and related management’s discussion and analysis of financial condition and results of operations reflect Metroflag’s ownership of 100% of the Las Vegas property. Therefore, these financial statements are not directly comparable to FX Luxury Realty’s financial statements prior to July 6, 2007 which account for FX Luxury Realty’s 50% ownership of Metroflag under the equity method of accounting. As a result of the acquisition of the remaining 50% interest in Metroflag on July 6, 2007, we have made changes to the historical capital and financial structure of our company, which are noted below under “— Liquidity and Capital Resources.”

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto for Metroflag and “Selected Historical Financial Information” included elsewhere herein. However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and such historical financial statements and information should not be relied upon by you to evaluate our business and financial condition going forward because they are not necessarily representative of our planned business going forward or indicative of our future operating and financial results. For example, as described below and in the historical financial statements, our predecessor Metroflag derived revenue primarily from commercial leasing activities on the properties comprising the Las Vegas property. As a result of the 2008 disruption in the capital markets and the 2008 economic downturn in the United States, and Las Vegas in particular, in the third quarter of 2008, we determined not to proceed with our originally proposed plan for the redevelopment plan of the Las Vegas property and intended to consider alternative plans with respect to the development of the property. Since then, however, the Las Vegas subsidiaries have defaulted on the $475 million mortgage loan on the Las Vegas property. As a result, we intend to continue the property’s current commercial leasing activities, subject to our continued ability to conduct such activities unless prevented by the lenders as a result of the mortgage loan default. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

FX Real Estate and Entertainment Operating Results

Our results for the year ended December 31, 2008 reflected revenue of $6.0 million and operating expenses of $364.6 million. These operating expenses include the license fees for the year ended December 31, 2008 of $10.0 million, representing the guaranteed annual minimum royalty payments under the license agreements with Elvis Presley Enterprises and Muhammad Ali Enterprises, which were not paid because of the termination of the license agreements on March 9, 2009. The Company incurred corporate overhead expenses of $9.0 million for the year ended December 31, 2008. Included in corporate overhead expenses for the year ended December 31, 2008 are $2.8 million in non-cash compensation and $1.9 million in shared services charges and professional fees, including legal and accounting costs. Our operating expenses for the year ended December 31, 2008 also included an impairment charge on land of $325.1 million (see below) and a charge of $10.7 million related to the write-off of capitalized development costs as a result of the Company’s determination in the third quarter of 2008 not to proceed with our originally proposed plan for the redevelopment plan of the Las Vegas property as a result of the disruption in the capital markets and the economic downturn in the United States in general and Las Vegas in particular. We intend to continue the property’s current commercial leasing activities, subject to our continued ability to conduct such activities unless prevented by the lenders as a result of the mortgage loan default.

As a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million. This charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million which management believes to be reasonable. The current global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of, and/or loan defaults related to, several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Though the Company believes the $218.8 million carrying value ascribed to the property is fair and reasonable based on current market conditions, the lack of recent comparable sales and the rapidly changing economic environment means that no assurance can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the land by the Company or upon foreclosure by the lenders at or near the adjusted carrying value of $218.8 million would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

As of December 31, 2008, the Company owned 1,410,363 shares of common stock of Riviera Holdings Corporation (the “Riv Shares”), and 161,758 shares were held in a trust for the benefit of the Company. For the year ended December 31, 2008, the Company recorded to other expense other than temporary impairments of $41.7 million, related to the Riv Shares due to the decline in the stock price of Riviera Holdings Corporation. The Company has determined that the losses are other than temporary due to the Company’s evaluation of the underlying reasons for the decline in stock price, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and the Company’s uncertain ability to hold the Riv Shares for a reasonable amount of time sufficient for an expected recovery of fair value. Prior to the impairment recorded as of June 30, 2008, the Company did not consider the losses to be other than temporary and reported unrealized gains and losses in other comprehensive income as a separate component of stockholders’ equity. As of March 27, 2009, the Company had sold all but 115,558 shares of the RIV Shares.

For the year ended December 31, 2008, we had net interest expense of $48.7 million.

For the year ended December 31, 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

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

Our results for the period from May 11, 2007 to December 31, 2007 reflected $3.1 million in revenue and $30.1 million in operating expenses. Included in operating expenses is $10.0 million in license fees, representing the 2007 guaranteed annual minimum royalty payments under the license agreements with Elvis Presley Enterprises and Muhammad Ali Enterprises. Our operating expenses in 2007 include an impairment charge related to the write-off of approximately $12.7 million of capitalized development costs as a result of a change in development plans for the Las Vegas property.

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

Metroflag Operating Results

The Las Vegas property is occupied by a motel and several retail and commercial tenants with a mix of short and long-term leases. The historical business of Metroflag was to acquire the parcels and to engage in commercial leasing activities. All revenues are derived from these commercial leasing activities and include minimum rentals, percentage rentals and common area maintenance on the retail space.

In 2007, we adopted formal redevelopment plans covering certain of the parcels comprising the Las Vegas property which resulted in the operations related to these properties being reclassified as incidental operations in accordance with SFAS No. 67. In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities until such time as an alternative development plan, if any, is adopted. As a result, effective October 1, 2008, the Company no longer classifies these operations of Metroflag as incidental operations. Therefore, all operations beginning in the fourth quarter of 2008 are included as part of income (loss) from operations.

Given the significance of the Metroflag’s operations to our current and future results of operations and financial condition, we believe that an understanding of Metroflag’s reported results, trends and performance is enhanced by presenting its results of operations on a stand-alone basis for the years ended December 31, 2008 and 2007. This stand-alone financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2007.

Metroflag Results for the Year Ended December 31, 2008 and 2007

	Year	January 1,	May 11,
	Ended	2007	2007
	December 31,	Through	through
(amounts in thousands)	2008	May 10, 2007	December 31, 2007	2007	Variance
Revenue	$6,009	$2,079	$4,012	$6,091	$(82)
Operating expenses (excluding depreciation and amortization and impairment of land)	(18,509)	(839)	(13,712)	(14,551)	(3,958)
Impairment of land	(325,080)	—	—	—	(325,080)
Depreciation and amortization	(513)	(128)	(171)	(299)	(214)

Income (loss) from operations	(338,093)	1,112	(9,871)	(8,759)	(329,334)
Interest expense, net	(47,599)	(14,444)	(37,294)	(51,738)	4,139
Loss from early retirement of debt	—	(3,507)	—	(3,507)	3,507
Loss from incidental operations	(12,881)	(7,790)	(12,371)	(20,161)	7,280

Net loss	$(398,573)	$(24,629)	$(59,536)	$(84,165)	$(314,408)

Revenue

Revenue decreased $0.1 million, or 1.4%, in 2008 as compared to 2007 due primarily to the classification of the operations of an additional property as incidental operations for the first nine months of 2008 and a decrease in minimum rent due to various rent concessions and a decrease in tenants, offset by Metroflag reporting all operations as part of income (loss) from operations for the fourth quarter of 2008.

Operating Expenses

Operating expenses increased $4.0 million, or 27.2% in 2008 primarily due to Metroflag reporting all operations as part of income (loss) from operations for the fourth quarter of 2008 and increased payroll costs, including an allocation of corporate-funded costs of $0.5 million, offset by an impairment charge of $10.7 million related to the write-off of capitalized development costs as a result of the Company’s determination not to continue the redevelopment plan for the Las Vegas property as originally proposed in 2008, down from a $12.7 million write-off of capitalized development costs in 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.2 million, or 71.6%, in 2008 as compared to 2007 due primarily to Metroflag reporting all operations as part of income (loss) from operations for the fourth quarter of 2008, offset by a decrease due to the revised longer useful lives used for buildings and improvements for the fourth quarter of 2008.

Impairment of Land

As noted above, the Company recorded an impairment charge to land of $325.1 million for the year ended December 31, 2008. This charge reduces the carrying value of the Company’s total investment in real estate to $218.8 million. There is no tax benefit recorded associated with this charge because the Company has generated losses since its formation in 2007 and has no history of generating taxable income.

Interest Income/Expense

Interest expense, net, decreased $4.1 million, or 8.0%, in 2008 as compared to 2007 due to a decrease in amortization related to deferred financing costs and lower interest rates in the 2008 period.

Loss from Incidental Operations

Loss from incidental operations decreased $7.3 million, or 36.1%, in 2008 as compared to 2007 primarily due to the Company reporting all operations as part of income (loss) from operations for the fourth quarter of 2008, offset in part by an additional property being classified as incidental operations for the first nine months of 2008 as compared to 2007.

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

Liquidity and Capital Resources

Introduction — The historical financial statements and financial information of our predecessor, the Metroflag entities, included in this annual report are not necessarily representative of our planned business going forward or indicative of our future operating and financial results.

As a result of the 2008 disruption in the capital markets and the 2008 economic downturn in the United States, and Las Vegas in particular, in the third quarter of 2008, we determined not to proceed with our originally proposed plan for the redevelopment plan of the Las Vegas property and intended to consider alternative plans with respect to the development of the property. Since then, however, as described below, the Las Vegas subsidiaries have defaulted on the $475 million mortgage loan on the Las Vegas property. As a result, we intend to continue the property’s current commercial leasing activities, subject to our continued ability to conduct such activities unless prevented by the lenders as a result of the mortgage loan default.

Our current cash flow and cash on hand is not sufficient to repay the past due amount on the mortgage loan or otherwise fund our short-term liquidity needs, including the payment of executive salaries of approximately $5.0 million during 2009. The financial crisis and global rescission has and may continue to adversely affect our ability to repay, refinance or extend the past due amount under the mortgage loan and fund our short-term liquidity needs. If we are unable to secure additional financing, we may not be able to retain our senior management or satisfy terms of existing employment agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2008, the Las Vegas subsidiaries were in default under the $475 million mortgage loan secured by the Las Vegas property by reason of being out of compliance with the loan-to-value value ratio covenant set forth in the governing amended and restated credit agreements. On November 25, 2008, the Las Vegas subsidiaries, which are the borrowers under the mortgage loan, obtained from their lenders a temporary waiver of noncompliance with the loan-to-value ratio covenants. The waiver was effective through December 19, 2008 (the “Waiver Period”). The Las Vegas subsidiaries failed to regain compliance with the aforementioned covenants prior to the expiration of the Waiver Period, resulting in a default under the Mortgage Loan. On January 5, 2009, the second lien lenders under the mortgage loan delivered a written demand for repayment of all of the obligations owed to them under the loan, including the second lien principal amount of $195 million. The second lien lenders’ written demand, which was delivered prior to the mortgage loan maturity date, cited the continuing covenant default referenced above.

The mortgage loan matured on January 6, 2009. On January 6, 2009, following the Las Vegas subsidiaries’ failure to repay the mortgage loan at maturity, the first lien lenders delivered their demand for repayment of all of the obligations owed to them under the loan, including the first lien principal amount of $280 million. Since the mortgage loan went into default, the interest rate being charged on the $280 million first lien loan is prime plus 0.5% plus a 2% default rate on the first tranche of $250 million and prime plus 3% plus the 2% default rate on the second tranche of $30 million. No interest is currently being paid on the $195 million second lien loan though interest being charged is prime plus 8% plus the 2% default rate.

On January 30, 2009, the first lien lenders seized the cash collateral reserve accounts established under the mortgage loan from which the Las Vegas subsidiaries had been drawing working capital funds to meet ordinary expenses, including operating the Las Vegas property, and have applied $21 million of that amount to the outstanding principal amount of the first lien loan, thereby reducing the amount outstanding under the mortgage loan to $454 million as of March 27, 2009. In addition, the first lien lenders have directed all payments from the existing tenants on the Las Vegas property to be delivered directly to the lenders. Each month the Las Vegas subsidiaries may make a request of the lenders to access that amount of the cash generated by the current rental operations that the Las Vegas subsidiaries deem necessary to meet the operating expenses related to the Las Vegas property. The lenders have sole discretion to approve or reject any such requests. Because the Las Vegas subsidiaries have limited cash available, if the lenders fail to honor the draw requests in full or in part or delay the processing the Las Vegas subsidiaries will not be able to satisfy their obligations and pay for necessary expenses unless the Company is able to fund shortfalls from other sources. As of March 27, 2009, the Company had approximately $3 million of cash available to fund its current operations, including ordinary payables as incurred, to meet its obligations as they come due and to provide any such funding for the Las Vegas subsidiaries.

Neither the Company nor the Las Vegas subsidiaries are able to repay the obligations outstanding under the mortgage loan.

As a result of delivery of the demands for repayment and the loan being past due, the first lien lenders may at any time exercise their remedies under the amended and restated credit agreements governing the mortgage loan, which may include foreclosing on the Las Vegas property. After the first lien lenders seized control of the cash collateral accounts, in accordance with the terms of the Intercreditor Agreement amongst the lenders, we ceased making payment of interest and other fees and expenses to the second lien lenders. As a result of the Intercreditor Agreement, the second lien lenders are not entitled to commence an action or pursue any remedy until 120 days after the first lien lenders have received from the second lien lenders notice of acceleration and then only under certain circumstances, as set forth in the such agreement. For example, if the first lien lenders pursue their remedies, then the second lien lenders’ remedies are stayed.

While the Las Vegas subsidiaries have engaged in preliminary discussions with the first lien lenders and the second lien lenders regarding potential solutions to the existing loan defaults, no agreement has yet been reached. To the extent that no consensual arrangement is reached and the lenders pursue their remedies, the Las Vegas subsidiaries may explore possible legal options in connection with trying to maintain their ownership of the Las Vegas property, including bankruptcy or similar filings. Whether or to what extent such action may be effective or viable is unclear.

The loss of the Las Vegas property, which is substantially our entire business, would have a material adverse effect on our business, financial condition, results of operations, prospects and ability to continue as a going concern.

Our independent registered public accounting firm’s report dated March 30, 2009 to our consolidated financial statements for the year ended December 31, 2008 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to repay the past due amount under the mortgage loan and other obligations as they become due.

During 2008 and until the mortgage loan default, we were able fund our business activities and obligations as they became due with the following sources of capital:

Rights Offering — We generated aggregate gross proceeds of approximately $98.7 million from the rights offering and from sales under the related investment agreements, as amended, between us and Robert F.X. Sillerman, our Chairman and Chief Executive Officer, and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (collectively “Huff”). On March 13, 2008, we used $23 million of the proceeds from the rights offering to repay our $23 million Riv loan (as more fully described below). On April 1, 2008, we paid the guaranteed annual minimum royalty payments of $10 million (plus accrued interest of $0.35 million) for 2007 under the license agreements, as amended, with Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises, LLC, out of proceeds from the rights offering. On April 17, 2008, we used $7 million of the proceeds from the rights offering to repay in full and retire the Flag promissory note for $1.0 million principal amount and the CKX loan for $6.0 million principal amount (as more fully described below). On May 13, 2008, we used approximately $31 million of proceeds from sales under the investment agreements referenced above to pay Flag $30 million plus accrued return of approximately $1.0 million through the date of payment as partial satisfaction of its $45 million preferred priority distribution right (as described below). We used the remainder of the proceeds from the rights offering and the sales under the related investment agreements to satisfy certain capital requirements associated with extending the maturity of the Mortgage Loan on July 6, 2008.

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

Bear Stearns Margin Loan — On September 26, 2007, we entered into a $7.7 million margin loan from Bear Stearns. We used the proceeds of the loan, together with the proceeds from the CKX line of credit, to exercise the option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. In total, 992,069 of the Company’s shares of Riviera Holdings Corporation common stock were pledged as collateral for the margin loan with Bear Stearns. The loan originally required maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. As of December 31, 2008, the Company made payments of approximately $7.3 million to pay down the margin loan in conjunction with these loan requirements. On December 30, 2008, the effective interest rate on this loan was 2.33% and the amount outstanding, including accrued interest of $0.3 million, was $0.7 million. On November 3, 2008, the Company was advised that the margin requirement was raised to 50% and would be further raised to 75% on November 17, 2008, provided that if the price of a share of Riviera Holdings Corporation common stock fell below $3.00, the loan would need to be repaid. On November 11, 2008, the closing price of Riviera Holdings Corporation’s common stock fell below $3.00 per share, resulting in the requirement that the Company repay all amounts outstanding under the loan. From January 8, 2009 until January 23, 2009, we sold 268,136 Riviera common shares and repaid all amounts outstanding under the margin loan. As of March 27, 2009, we had sold all but 115,558 of our Riviera shares.

Preferred Priority Distribution — In connection with CKX’s $100 million investment in FXLR on June 1, 2007, CKX agreed to permit Flag Luxury Properties to retain a $45 million preferred priority distribution right which amount will be payable from the proceeds of certain pre-defined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements described elsewhere herein. From and after November 1, 2007, Flag Luxury Properties is entitled to an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Robert F.X. Sillerman, our Chairman and Chief Executive Officer, Paul Kanavos, our President, and Brett Torino, Chairman of our Las Vegas Division, each own directly and indirectly an approximate 30.5% interest in Flag Luxury Properties and each will receive his pro rata share of the priority distribution. As described above, on May 13, 2008, we paid to Flag with proceeds from sales under the related investment agreements $30 million plus return of approximately $1.0 million through the date of payment as partial satisfaction of its $45 million preferred priority distribution right. As of December 31, 2008, $15 million of the preferred priority distribution right in FLXR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008, as described above, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement of units.

Cash Flow for the Year Ended December 31, 2008

Operating Activities

Cash used in operating activities of $58.7 million for the year ended December 31, 2008 consisted primarily of the net loss for the period of $461.8 million, which includes the non-cash impairment of available-for-sale securities of $41.7 million, depreciation and amortization costs of $16.4 million, deferred financing cost amortization of $8.3 million, the impairment of capitalized development costs of $10.7 million, share-based payments of $3.2 million and the impairment charge to land of $325.1 million for the decline in value of the Las Vegas property. There were changes in working capital levels during the period of $1.9 million for the year ended December 31, 2008.

Investing Activities

Cash provided by investing activities of $36.1 million for the year ended December 31, 2008 primarily reflects $9.0 million of development costs capitalized during the period, offset by $45.4 million of restricted cash used.

Financing Activities

Cash provided by financing activities of $22.7 million for the year ended December 31, 2008 reflects net proceeds from the rights offering and the related investment agreements of $96.6 million, other issuances of stock of $2.6 million and the private placement of units of $7.9 million, offset by the preferred distribution to Flag of $31.0 million, Mortgage Loan extension costs of $15.0 million, repayment of notes of $30.3 million, and repayment of the Flag promissory note of $1.0 million principal amount and the CKX line of credit of $6.0 million principal amount.

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

Financing Activities

Cash provided by financing activities during the period of $233.9 million reflects the $100.0 million investment from CKX, $105.0 million of additional borrowings under the mortgage loan, $23.0 million of proceeds from the Riv loan, $1.0 million of borrowings under the Flag loan, the $6.0 million loan from CKX and $7.7 million margin loan from Bear Stearns used to fund the exercise of the Riv option and the $2.0 million of additional equity sold to CKX and Flag, partially offset by the repayment of members’ loans of $7.6 million and debt issuance costs paid of $3.7 million.

Metroflag — Historical Cash Flow for the year ended December 31, 2006

Operating Activities

Net cash used in operating activities was $12.0 million in 2006.

Investing Activities

Acquisitions of real estate totaled $92.4 million in 2006. The net deposits applied to land purchases were $4.8 million in 2006.

Net deposits into restricted cash accounts required under various lending agreements were $9.8 million in 2006.

Capitalized development costs of $5.2 million in 2006 relate to the redevelopment of the Las Vegas property.

Financing Activities

Net cash provided by financing activities was $112.8 million in 2006.

In 2006, proceeds from mortgage loans of $100.9 million were used to fund acquisitions of real estate. The proceeds from members’ loans of $12.1 million were used to fund redevelopment working capital and to purchase the Travelodge property. Members’ distributions exceeded members’ contributions by $0.1 million.

Uses of Capital

At December 31, 2008, we had $475.4 million of debt outstanding and $2.7 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current operations including payments of interest and principal due on our outstanding debt. Most of our assets are encumbered by our debt obligations. In total, we generated aggregate gross proceeds of approximately $98.7 million from the rights offering and from sales under the related investment agreements. The Company utilized the proceeds to repay the $23 million Riv loan, pay the guaranteed annual minimum royalty payments of $10 million for 2007 under the license agreements, repay in full and retire the Flag promissory note of $1 million and the CKX loan of $6 million principal amount, pay Flag $31 million as partial satisfaction of its $45 million preferred priority distribution right and to satisfy certain capital requirements associated with extending the mortgage loan on July 6, 2008. The aggregate proceeds from the sale of 2,264,289 units pursuant to the subscription agreements entered into on July 15, 2008 were approximately $7.9 million. The Company utilized the proceeds to fund working capital requirements and for general corporate purposes.

Capital Expenditures

In connection with and as a condition to the Mortgage Loan, we had funded a segregated escrow account for the purpose of funding pre-development costs in connection with redevelopment of the Las Vegas property. The balance in the pre-development escrow account at December 31, 2008 and 2007 was $20.1 million and $25.9 million, respectively, which is included in restricted cash on our balance sheet. On January 30, 2009, the first lien lenders seized the amount then remaining in the escrow account and applied it to the principal amount outstanding under the loan.

Dividends

We have no intention of paying any cash dividends on our common stock for the foreseeable future. In addition, the terms of the mortgage loan restrict, and the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our common stock.

Commitments and Contingencies

There are various lawsuits and claims pending against us and which we have initiated against others. We believe that any ultimate liability resulting from these actions or claims will not have a material adverse effect on our results of operations, financial condition or liquidity.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2008:

	Payments Due by Period
(amounts in thousands)	2009	2010	2011	2012	2013	Thereafter	Total

Debt (including interest) (a)	$476,342	$—	$—	$—	$—	$—	$476,342
Non-cancelable operating leases	556	497	511	517	216	—	2,297
Employment contracts	4,990	5,201	4,901	5,105	759	—	20,956
Licensing agreements (b)	—	—	—	—	—	—	—

Total	$481,888	$5,698	$5,412	$5,622	$975	$—	$499,595

(a)	Interest on the mortgage loan was included through January 6, 2009, the date the mortgage loan matured. The Company has not included interest subsequent to January 6, 2009 on the mortgage loan as it is in preliminary discussions with the first lien lenders and the second lien lenders regarding potential solutions to the existing loan defaults. No agreement has yet been reached.

(b)	As of March 9, 2009, the licensing agreements with Elvis Presley Enterprises and Muhammad Ali Enterprises were terminated. For additional information about the termination, see Item 1. Business — The Company — Terminated License Agreements.”

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

Application of Critical Accounting Policies

Marketable Securities

Marketable securities at December 31, 2008 and December 31, 2007 consist of the Riv Shares owned by FXRE. These securities are classified as available for sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value. Based on the Company’s evaluation of the underlying reasons for the decline in value associated with the Riv Shares, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company determined that the losses were other than temporary as of December 31, 2008 and recognized impairment loss of $41.7 million that is included in other expense in the accompanying statements of operations for the year ended December 31, 2008. Prior to June 30, 2008, the Company did not consider the losses to be other than temporary and reported unrealized gains and losses in other comprehensive income as a separate component of stockholders’ equity. As of March 27, 2009, the Company had sold all but 115,588 of our Riviera shares.

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

Real Estate Investments

Land, buildings and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into capitalized development costs on the consolidated balance sheet. The capitalized costs represent pre-development costs essential to the development of the property and include designing, engineering, legal, consulting, obtaining permits, construction, financing, and travel costs incurred during the period of development. We assess capitalized development costs for recoverability periodically and when changes in our development plans occur. In the fourth quarter of 2007, the Company recorded an impairment charge related to a write-off of approximately $12.7 million for capitalized costs that were deemed to be not recoverable based on changes made to the Company’s development plans. In the third quarter of 2008, the Company recorded an impairment charge of $10.7 million related to the write-off of capitalized development costs as a result of the Company’s determination not to proceed with its originally proposed plan for the redevelopment as a result of the disruption in the capital markets and the economic downturn in the United States in general and Las Vegas in particular.

We follow the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, we review our real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. We determine impairment by comparing the property’s carrying value to an estimate of fair value. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value. As a result of an impairment test in 2008, the Company recorded an impairment charge of $325.1 million.

The fair value of the land was determined based upon the valuation report obtained from an independent appraisal firm as well as applying certain assumptions for significant unobservable inputs. This is largely due to the severity of deterioration of the market conditions in Las Vegas, lack of recent comparable sales, uncertainty as to the timing of any recovery, inability to project meaningful cash flows for market participants given the current state and use of the properties, lack of available financing for large scale developmental projects and rapidly changing environment. A description of the significant unobservable inputs are as follows:

•	Loss of certain typical market participants (e.g., large hotel and casino operators) given their current financial condition, commitments and/or liquidity challenges;

•	Discount from the available comparable sales which are primarily dated in 2007 and do not fully reflect the continued deterioration of the Las Vegas market values;

•	Development requirements, and therefore, capital needs, to maximize the value and use of the Las Vegas property combined with the lack of available financing;

•	Location, configuration and zoning of the Las Vegas land, each which may make it more or less attractive than other comparable properties; and

•	Shrinking market and exposure periods in the current environment.

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

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company has adopted SFAS 157 for its marketable securities (see note 2, Formation of the Company). The Company’s marketable securities qualify as level one financial assets in accordance with SFAS 157 as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company’s interest rate cap agreement (see note 9) qualifies as a level three financial asset in accordance with SFAS 157 as of December 31, 2008; however, the balance as of December 31, 2008 and changes in the period ended December 31, 2008 did not have a material effect on the Company’s financial position or operations. The Company does not have any other level three financial assets or liabilities.

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

Seasonality

We do not consider our business to be seasonal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk arising from changes in market rates and prices, interest rates and the market price of our common stock. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

The $475 million mortgage loan pays interest at variable rates ranging from 5.75% to 13.25% at December 31, 2008. We entered into an interest rate agreement with a major financial institution which capped the maximum Eurodollar base rate payable under the loan at 5.5%. The interest rate cap agreement expired on July 23, 2008. A new rate cap agreement to protect the one-month LIBOR rate at a maximum of 3.5% was purchased in conjunction with the extension of the Mortgage Loan effective July 6, 2008. This rate cap agreement lapsed on January 6, 2009 in conjunction with the maturity of the loan.

Foreign Exchange Risk

We presently have no operations outside the United States. As a result, we do not believe that our financial results have been or will be materially impacted by changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents to Financial Statements

Page

FX Real Estate and Entertainment Inc.

Reports of Independent Registered Public Accounting Firms	35

Consolidated Balance Sheets as of December 31, 2008 and 2007	38

Consolidated Statement of Operations for the year ended December 31, 2008 and for the period from May 11, 2007 through December 31, 2007, and Combined Statements of Operations (Predecessor) for the period from January 1, 2007 through May 10, 2007 and the year ended December 31, 2006	39

Consolidated Statement of Cash Flows for the year ended December 31, 2008 and for the period from May 11, 2007 through December 31, 2007, and Combined Statements of Cash Flows (Predecessor) for the period from January 1, 2007 through May 10, 2007 and the year ended December 31, 2006	40

Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2008 and for the period from May 11, 2007 to December 31, 2007 and Combined Statement of Members’ Equity (Predecessor) for the period from January 1, 2007 through May 10, 2007 and the year ended December 31, 2006	41

Notes to Consolidated/Combined Financial Statements	42

FX Real Estate and Entertainment Inc.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of FX Real Estate and Entertainment Inc.:

We have audited the accompanying consolidated balance sheets of FX Real Estate and Entertainment Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008 and for the period from May 11, 2007 to December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FX Real Estate and Entertainment Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for the year ended December 31, 2008 and the period from May 11, 2007 to December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming FX Real Estate and Entertainment Inc. will continue as a going concern. As more fully discussed in Note 3 to the consolidated financial statements, the Company is in default under the mortgage loan, has limited available cash, has a working capital deficiency and will need to secure new financing or additional capital in order to pay its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note 3. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/  Ernst & Young LLP

New York, New York
March 30, 2009

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

Las Vegas, Nevada
August 23, 2007

Report of Independent Registered Public Accounting Firm

To the Members of Metroflag BP, LLC, Metroflag Polo, LLC, Metroflag Cable, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC and Metroflag Management, LLC:

We have audited the accompanying combined statements of operations, members’ equity and cash flows of Metroflag BP, LLC, Metroflag Polo, LLC, Metroflag Cable, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC, and Metroflag Management, LLC (collectively, “Metroflag”) for the year ended December 31, 2006. These financial statements are the responsibility of Metroflag management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Metroflag BP, LLC, Metroflag Polo, LLC, Metroflag Cable, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC, and Metroflag Management, LLC at December 31, 2006 and the combined results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Las Vegas, Nevada
August 13, 2007

FX Real Estate and Entertainment Inc.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$2,659	$2,559
Restricted cash	29,814	60,350
Marketable securities	4,231	43,439
Rent and other receivables, net of allowance for doubtful accounts of $17 at December 31, 2008 and $368 at December 31, 2007	124	1,016
Deferred financing costs, net	54	6,714
Prepaid expenses and other current assets	1,325	1,031

Total current assets	38,207	115,109
Investment in real estate:
Land	212,624	533,336
Building and improvements	32,816	32,710
Furniture, fixtures and equipment	730	565
Capitalized development costs	—	6,026
Less: accumulated depreciation	(27,370)	(10,984)

Net investment in real estate	218,800	561,653
Acquired lease intangible assets, net	1,063	1,222

Total assets	$258,070	$677,984

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$10,321	$10,809
Accrued license fees	10,000	10,000
Debt in default — note 5	475,000	475,000
Notes payable	391	30,674
Due to related parties	1,373	3,022
Related party debt	—	1,020
Other current liabilities	532	1,114
Unearned rent and related revenue	36	—

Total current liabilities	497,653	531,639
Related party debt	—	6,000
Other long-term liabilities	309	191

Total liabilities	497,962	537,830
Contingently redeemable stockholders’ equity	—	180
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share issued and outstanding at December 31, 2008 and none issued and outstanding at December 31, 2007	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 51,992,417 and 39,290,247 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	520	393
Additional paid-in-capital	299,142	219,781
Accumulated deficit	(539,554)	(77,739)
Accumulated other comprehensive loss	—	(2,461)

Total stockholders’ equity (deficit)	(239,892)	139,974

Total liabilities and stockholders’ equity (deficit)	$258,070	$677,984

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.

STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

			Predecessor
		Consolidated	Combined
		Period from	Period from	Predecessor
	Consolidated	May 11, 2007	January 1, 2007	Combined
	Year Ended	Through	Through	Year Ended
	December 31, 2008	December 31, 2007	May 10, 2007	December 31, 2006
Revenue	$6,009	$3,070	$2,079	$5,581

Operating expenses:
License fees	10,000	10,000	—	—
Selling, general and administrative expenses	15,158	6,874	421	104
Depreciation and amortization expense	513	116	128	358
Operating and maintenance	2,592	276	265	776
Real estate taxes	615	194	153	410
Impairment of land	325,080	—	—	—
Impairment of capitalized development costs	10,683	12,672	—	—

Total operating expenses	364,641	30,132	967	1,648

Income (loss) from operations	(358,632)	(27,062)	1,112	3,933

Interest income	386	814	113	2,110
Interest expense	(49,040)	(31,471)	(14,557)	(28,385)
Other income (expense)	(41,670)	(6,358)	—	—
Loss from retirement of debt	—	—	(3,507)	—
Equity in earnings (losses) of affiliate	—	(4,969)	—	—
Minority interest	22	680	—	—
Loss from incidental operations	(12,881)	(9,373)	(7,790)	(17,718)

Net loss	$(461,815)	$(77,739)	$(24,629)	$(40,060)

Basic and diluted loss per share	$(9.67)	$(1.98)

Basis and diluted average number of common shares outstanding	47,773,323	39,290,247

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.
STATEMENTS OF CASH FLOWS
(amounts in thousands)

			Predecessor
		Consolidated	Combined
		Period from	Period from	Predecessor
	Consolidated	May 11, 2007	January 1, 2007	Combined
	Year Ended	Through	Through	Year Ended
	December 31, 2008	December 31, 2007	May 10, 2007	December 31, 2006
Cash flows from operating activities:
Net loss	$(461,815)	$(77,739)	$(24,629)	$(40,060)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	16,386	10,983	8,472	19,670
Deferred financing cost amortization	8,328	6,760	41	3,943
Share-based payments	3,172	—	—	—
Loss on exercise of derivative	—	6,358	—	—
Impairment of available-for-sale securities	41,670	—	—	—
Impairment of land	325,080	—	—	—
Impairment of capitalized development costs	10,683	12,672	—	—
Equity in loss of an unconsolidated affiliate	—	4,969	36	—
Minority interest	(22)	(680)	—	—
Provision for accounts receivable allowance	(351)	—	—	—
Changes in operating assets and liabilities:
Receivables	575	120	(171)	(196)
Other current and non-current assets	(135)	(573)	(933)	1,871
Accounts payable and accrued expenses	(427)	2,985	(2,486)	2,174
Accrued license fees	—	10,000	—	—
Due to related parties	(1,650)	1,188	22	230
Unearned revenue	36	(767)	991	234
Other	(271)	177	27	112

Net cash used in operating activities	(58,741)	(23,547)	(18,630)	(12,022)

Cash flows used in investing activities:
Restricted cash	45,394	934	11,541	(9,787)
Capitalized development costs	(9,024)	(1,233)	—	—
Development of real estate including land acquired	—	—	(45)	(5,206)
Acquisitions of real estate	(271)	—	—	(92,396)
Deposits on land purchase	—	—	—	4,807
Purchase of Riviera interests	—	(21,842)	—	—
Purchase of shares in Riviera	—	(13,197)	—	—
Purchase of additional interest in Metroflag	—	(172,500)	—	—

Net cash provided by (used in) investing activities	36,099	(207,838)	11,496	(102,582)

Cash flows provided by financing activities:
Proceeds from private placement of units	7,925	—	—	—
Payment of mortgage loan extension costs	(14,988)	—	—	—
Repayment of related party debt	(7,054)	—	—	—
Repayment of notes	(30,284)	—	—	—
Proceeds from rights offering and investment agreements, net	96,613	—	—	—
Preferred distribution to related party	(31,039)	—	—	—
Members’ capital contributions	—	100,000	—	(98)
Issuance of common stock	2,570	2,000	—	—
Repayment of existing mandatorily redeemable interest	—	—	—	—
Deferred financing costs	(1,669)	(3,738)	(10,536)	(41)
Borrowings under loan agreements and notes payable	—	142,694	306,543	100,866
Retirement/repayment of mortgage loans	—	—	(295,000)	—
Contribution from minority interest	668	593	—	—
(Repayments of) proceeds from Members’ loans	—	(7,605)	5,972	12,063

Net cash provided by financing activities	22,742	233,944	6,979	112,790

Net increase/(decrease) in cash and equivalents	100	2,559	(155)	(1,814)
Cash and cash equivalents — beginning of period	2,559	—	1,643	3,457

Cash and cash equivalents — end of period	$2,659	$2,559	$1,488	1,643

Supplemental cash flow disclosures:
Cash paid for interest	$38,103	$25,663	$17,102	$20,938
Non-cash financing and investing activities:
Contributions of assets for membership interests	$—	$103,421	—	—

See accompanying notes to consolidated and combined financial statements.

FX Real Estate and Entertainment Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands, except share data)

		Common Stock		Additional		Accumulated Other
	Members’ Equity	Shares	Amount	Paid-In-Capital	Accumulated Deficit	Comprehensive Loss	Total

Balance at January 1, 2006 (Predecessor)	$15,419	—	$—	$—	$—	$—	$15,419
Capital contributions	11,902	—	—	—	—	—	11,902
Distributions paid	(12,000)	—	—	—	—	—	(12,000)
Net loss	(40,060)	—	—	—	—	—	(40,060)

Balance at December 31, 2006 (Predecessor)	$(24,739)	—	$—	$—	$—	$—	$(24,739)
Net loss	(24,629)	—	—	—	—	—	(24,629)

Balance at May 10, 2007 (Predecessor)	$(49,368)	—	$—	$—	$—	$—	$(49,368)

Balance at May 11, 2007	$—	—	$—	$—	$—	$—	$—
Capital contributions	—	202	—	219,781	—	—	219,781
Reorganization of FXRE	—	39,290,045	393	—	—	—	393
Net loss	—	—	—	—	(77,739)	—	(77,739)
Unrealized loss on available for sale securities	—	—	—	—	—	(2,461)	(2,461)

Balance at December 31, 2007	$—	39,290,247	$393	$219,781	$(77,739)	$(2,461)	$139,974
Rights offering	—	9,871,674	99	97,297	—		97,396
Termination of repurchase agreement	—	—	—	180	—	—	180
Private placement of units	—	2,264,289	23	7,187	—	—	7,187
Stock sale	—	500,000	5	2,565	—	—	2,570
Flag preferred distribution	—	—	—	(31,039)	—	—	(31,039)
Shares issued to independent directors	—	66,207	—	102	—	—	102
Stock option expense	—	—	—	3,069	—	—	3,069
Unrealized loss on available for sale securities	—	—	—	—	—	2,461	2,461
Net loss	—	—	—	—	(461,815)	—	(461,815)

Balance at December 31, 2008	$—	51,992,417	$520	$299,142	$(539,554)	$—	$(239,892)

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial information contained in these consolidated financial statements for the year ended December 31, 2008 and for the period May 11, 2007 to December 31, 2007 reflects the results of operations of FX Luxury Realty, LLC (“FXLR”) and its consolidated subsidiaries for the period May 11, 2007 to September 26, 2007 and FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FXLR, for the period September 27, 2007 to December 31, 2007.

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

Metroflag BP, LLC (“BP”), Metroflag Polo, LLC (“Polo”), Metroflag Cable, LLC (“Cable”), CAP/TOR, LLC (“CAP/TOR”), Metroflag SW, LLC (“SW”), Metroflag HD, LLC, (“HD”), and Metroflag Management, LLC (“MM”) are engaged in the business of leasing real properties located along Las Vegas Boulevard between Harmon and Tropicana Avenue in Las Vegas, Nevada. Metroflag (as defined below) has been engaged in the leasing business since 1998 when CAP/TOR acquired certain real properties situated at the southern tip of Las Vegas Boulevard and has since assembled the current six parcels of land totaling approximately 17.72 acres and associated buildings.

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

In August 2008, FX Luxury Realty, LLC changed its name to FX Luxury, LLC, BP Parent, LLC changed its name to FX Luxury Las Vegas Parent, LLC, Metroflag BP, LLC changed its name to FX Luxury Las Vegas I, LLC and Metroflag Cable, LLC changed its name to FX Luxury Las Vegas II, LLC. The words “Metroflag” or “Metroflag entities” refer to FX Luxury Realty and its predecessors, including BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Metroflag Polo, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC and Metroflag Management, LLC, the predecessor entities through which our historical business was conducted prior to September 27, 2007. “Las Vegas subsidiaries” refers to BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC, each as renamed as indicated above.

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

Business of the Company

The Company’s business consists of owning and operating 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and intend to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas subsidiaries have defaulted on the $475 million mortgage loan secured by the Las Vegas property. As a result of the ongoing default, the Company intends to continue the property’s current commercial leasing activities, subject to the lenders rights to restrict such activities due to such default. As a result of the abandonment of the previously announced redevelopment plans, the Company recorded an impairment charge related to a write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2008. As more fully described in note 7 below, as a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million. This charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million which management believes to be reasonable.

As discussed below in note 5, the Las Vegas property is subject to a $475 million loan that is currently in default due to the failure of the Las Vegas subsidiaries’ to repay the loan at maturity on January 6, 2009. As a result of the failure to make repayment when due, the lenders may at any time exercise their remedies under the amended and restated credit agreements governing the mortgage loan, which may include foreclosing on the Las Vegas property. The loss of the Las Vegas property, which is substantially the entire business of the Company, would have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to continue as a going concern.

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

On June 1, 2007, Flag Leisure Group, LLC, a company in which Robert F.X. Sillerman and Paul C. Kanavos each beneficially own an approximate 33% interest and which is the managing member of Flag, sold to the Company all of its membership interests in RH1, LLC (“RH1”), which owns an aggregate of 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings, Inc. On such date, Flag also sold to the Company all of its membership interests in Flag Luxury Riv, LLC, which owns an additional 418,294 shares of Riviera Holdings Corporation and 28.5% of the outstanding shares of common stock of Riv Acquisition Holdings. With the purchase of these membership interests, FXLR acquired, through its interests in Riv Acquisitions Holdings, a 50% beneficial ownership interest in an option to acquire an additional 1,147,550 shares of Riviera Holdings Corporation at $23 per share. These options were exercised in September 2007. The total consideration for these transactions was $21.8 million paid in cash, a note for $1.0 million and additional contributed equity of $15.9 million for a total of $38.7 million. As a result of these transactions, the Company owns 1,410,363 shares of common stock (161,758 of which were put into trust for the benefit of the Company in October 2008) of Riviera Holdings Corporation (the “Riv Shares”) as of December 31, 2008. The sale of assets by Flag Leisure Group, LLC and Flag was accounted for at historical cost as the Company, Flag Leisure Group, LLC and Flag were entities under common control at the time of the transactions. Historical cost for these acquired interests equals fair values because the assets acquired comprised available for sale securities and a derivative instrument that are required to be reported at fair value in accordance with generally accepted accounting principles.

FXRE was formed under the laws of the state of Delaware on June 15, 2007.

On September 26, 2007, CKX, Inc. (“CKX”) together with other holders of common membership interests in FXLR contributed all of their common membership interests in FXLR to FXRE in exchange for shares of common stock of FXRE.

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

Terminated License Agreements

On June 1, 2007, the Company entered into a worldwide license agreement with Elvis Presley Enterprise, Inc., a 85%-owned subsidiary of CKX (“EPE”), granting the Company the exclusive right to utilize Elvis Presley-related intellectual property in connection with the development, ownership and operation of Elvis Presley-themed hotels, casinos and certain other real estate-based projects and attractions around the world. The Company also entered into a worldwide license agreement with Muhammad Ali Enterprises LLC, a 80%-owned subsidiary of CKX (“MAE”), granting the company the right to utilize Muhammad Ali-related intellectual property in connection with Muhammad Ali-themed hotels and certain other real estate-based projects and attractions. As more fully described in Note 8 below, the license agreements have since been terminated.

Metroflag Acquisition

On May 30, 2007, the Company entered into an agreement to acquire the remaining 50% ownership interest in the Metroflag entities that it did not already own.

On July 6, 2007, FXLR acquired the remaining 50% of the Metroflag entities, which collectively own the Las Vegas property, from an unaffiliated third party. As a result of this purchase, the Company now owns 100% of Metroflag, and therefore the Las Vegas property. The total consideration paid by FXLR for the remaining 50% interest in Metroflag was $180 million, $172.5 million of which was paid in cash at closing and $7.5 million of which was an advance payment made in May 2007 (funded by a $7.5 million loan from Flag). The cash payment at closing was funded from $92.5 million of cash on hand and $105 million in additional borrowings, which was reduced by $21.3 million deposited into a restricted cash account to cover debt service commitments and $3.7 million in debt issuance costs. The $7.5 million loan from Flag was repaid on July 9, 2007.

The Repurchase Agreement and Contingently Redeemable Stock

In connection with the CKX Investment, CKX, FXRE, FXLR, Flag, Robert F.X. Sillerman, Paul Kanavos and Brett Torino entered into a Repurchase Agreement dated June 1, 2007, as amended on June 18, 2007 and September 27, 2007. The purpose of the Repurchase Agreement was to provide a measure of valuation protection for the 50%-interest in the Company acquired by CKX on June 1, 2007 (the “Purchased Securities”) for $100 million, under certain limited circumstances. Specifically, if no “Termination Event” was to occur prior to the second anniversary of the CKX Distribution, which were events designed to indicate that the value of the CKX Investment had been confirmed, each of Messrs. Sillerman, Kanavos and Torino would be required to sell back such number of their shares of the Company’s common stock to the Company at a price of $.01 per share as will result in the shares that were received by the CKX stockholders in the CKX Distribution having a value of at least $100 million.

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

In the first quarter of 2008, a termination event as defined in the Repurchase Agreement was deemed to have occurred as the average closing price of the common stock of FXRE for the consecutive 30-day period following the date of the CKX Distribution (January 10, 2008) exceeded a price per share that attributed an aggregate value to the Purchased Securities of greater than $100 million. As a result of the termination event and resulting termination of the Repurchase Agreement, the shares are no longer redeemable. As of December 31, 2008, the Company has reclassified to stockholders’ equity the contingently redeemable stockholders’ equity included on the consolidated balance sheet as of December 31, 2007.

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

Because 19X would only own those rights upon consummation of its acquisition of CKX, the effectiveness of the Option Agreement was conditioned upon the merger between CKX and 19X. The merger agreement between 19X and CKX was terminated on November 1, 2008. As a result of the termination of the merger agreement between 19X and CKX on November 1, 2008, the Option Agreement with 19X was terminated and thereafter will have no force and effect.

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

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in notes 2 and 5, the Las Vegas subsidiaries are in default under the $475 million mortgage loan secured by the Las Vegas property as a result of the failure to make repayment at the maturity date on January 6, 2009. As a result of the failure to make repayment when due, the lenders may at any time exercise their remedies under the amended and restated credit agreements governing the mortgage loan, which may include foreclosing on the Las Vegas property. The loss of the Las Vegas property, which is substantially the entire business of the Company, would have a material adverse effect on the Company’s business, financial condition and results of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As more fully discussed in note 5, the Company has engaged in preliminary discussions with the first lien lenders and the second lien lenders regarding potential solutions to the existing loan defaults. To the extent that no consensual arrangement is reached and the lenders pursue their remedies, the Las Vegas subsidiaries may explore possible legal options in connection with trying to maintain their ownership of the Las Vegas property, including bankruptcy or similar filings. In the meantime, the Company intends to continue the Las Vegas property’s current commercial leasing activities, subject to the lenders rights to restrict such activities due to such default.

The accompanying consolidated financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

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

Marketable Securities

Marketable securities at December 31, 2008 and 2007 consist of the Riv Shares owned by FXRE. These securities are classified as available for sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value. Based on the Company’s evaluation of the underlying reasons for the decline in value associated with the Riv Shares, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company determined that the losses were other-than-temporary as of December 31, 2008 and recognized an impairment loss of $41.7 million that is included in other expense in the accompanying statements of operations for the year ended December 31, 2008. Prior to June 30, 2008, the Company did not consider the losses to be other-than-temporary and reported unrealized gains and losses in other comprehensive income as a separate component of stockholders’ equity.

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

Rental Revenue

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

Real Estate Investments

Land, buildings and improvements are recorded at cost. All specifically identifiable costs related to development activities were historically capitalized as capitalized development costs on the consolidated balance sheet. The capitalized costs represented pre-development costs essential to the development of the property and include designing, engineering, legal, consulting, obtaining permits, construction, financing, and travel costs incurred during the period of development. The Company assesses capitalized development costs for recoverability periodically and when changes in development plans occur. In the fourth quarter of 2007, the Company recorded an impairment charge related to a write-off of approximately $12.7 million for capitalized costs that were deemed to not be recoverable based on changes made to the Company’s development plans. The year ended December 31, 2008 also included an impairment charge of $10.7 million related to the write-off of capitalized development costs as a result of the Company’s determination in the third quarter of 2008 not to proceed with our originally proposed plan for the redevelopment plan of the Las Vegas property.

Maintenance and repairs that do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense.

As a result of the Company’s determination not to proceed with the originally proposed plan for the redevelopment of the Las Vegas property, beginning on October 1, 2008, the Company is depreciating the buildings and improvements in the original development plan using the straight-line method over the estimated remaining life of 3 years. Depreciation is computed over an estimated useful life of 39.5 years for buildings and improvements not in the original development plan and 3 to 7 years for furniture, fixtures and equipment.

The Company follows the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141 provides guidance on allocating a portion of the purchase price of a property to intangibles. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are two categories of intangibles to be considered: (i) value of in-place leases and (ii) above and below-market value of in-place leases.

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

The Company follows the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, the Company reviews their real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Company determines impairment by comparing the property’s carrying value to an estimate of fair value. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, the Company will write down the asset to fair value. As a result of an impairment test in 2008, the Company recorded an impairment charge of $325.1 million. See note 7.

The fair value of the land was determined based upon the valuation report obtained from an independent appraisal firm as well as applying certain assumptions for significant unobservable inputs. This is largely due to the severity of deterioration of the market conditions in Las Vegas, lack of recent comparable sales, uncertainty as to the timing of any recovery, inability to project meaningful cash flows for market participants given the current state and use of the properties, lack of available financing for large scale developmental projects and rapidly changing environment. A description of the significant unobservable inputs are as follows:

•	Loss of certain typical market participants (e.g., large hotel and casino operators) given their current financial condition, commitments and / or liquidity challenges;

•	Discount from the available comparable sales which are primarily dated in 2007 and do not fully reflect the continued deterioration of the Las Vegas market values;

•	Development requirements, and therefore, capital needs, to maximize the value and use of the Las Vegas property combined with the lack of available financing;

•	Location, configuration and zoning of the Las Vegas land, each which may make it more or less attractive than other comparable properties; and

•	Shrinking market and exposure periods in the current environment.

Loss Per Share/Common Shares Outstanding

Earnings (loss) per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. The Company used its shares outstanding as of December 31, 2007 as the number of weighted average share for the period May 11, 2007 to December 31, 2007, which results in a more meaningful measure of earnings per share because the Company became a C-corporation in June 2007 and the membership interests in FXLR were contributed in September 2007. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the year ended December 31, 2008 and for the period May 11, 2007 to December 31, 2007, 11,812,794 and 3,050,000 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company will no longer classify these operations of Metroflag as incidental operations. Therefore, all operations will be included as part of income (loss) from operations.

The following table summarizes the results from the incidental operations for the year ended December 31, 2008 and for the period May 11, 2007 through December 31, 2007, the period January 1, 2007 through May 10, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor):

			Predecessor
	Year Ended	May 11-	January 1-	Year Ended
(amounts in thousands)	December 31,	December 31,	May 10,	December 31,
	2008	2007	2007	2006

Revenues	$13,474	$7,854	$5,326	$13,688
Depreciation	(15,873)	(10,867)	(8,343)	(19,312)
Operating & other	(10,482)	(6,360)	(4,773)	(12,094)

Net loss	$(12,881)	$(9,373)	$(7,790)	$(17,718)

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

For the years ended December 31, 2008 and 2007, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2009.

There are no income tax audits currently in process with any taxing jurisdictions.

Risks and Uncertainties

The Company’s principal investments are in entities that own Las Vegas, Nevada-based real estate development projects which are aimed at tourists. Accordingly, the Company is subject to the economic risks of the region, including changes in the level of tourism.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company has adopted SFAS 157 for its marketable securities (see note 2, Formation of the Company). The Company’s marketable securities qualify as level one financial assets in accordance with SFAS 157 as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company’s interest rate cap agreement (see note 10) qualifies as a level three financial asset in accordance with SFAS 157 as of December 31, 2008; however, the balance as of December 31, 2008 and changes in the period ended December 31, 2008 did not have a material effect on the Company’s financial position or operations. The Company does not have any other level three financial assets or liabilities.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.

5.	Debt and Notes Payable

The Company’s debt as of December 31, 2008 includes a mortgage loan on the Las Vegas property in the principal amount of $475 million (the “Mortgage Loan”). Prior to January 30, 2009, the Company used escrow accounts to fund future pre-development and other spending and interest on the Mortgage Loan. The balance in such escrow accounts as of December 31, 2008 was $29.8 million. On May 7, 2008, we delivered a notice to the lenders exercising our conditional right to extend the Mortgage Loan’s maturity date and effective July 6, 2008, we made an additional deposit of approximately $14.9 million into reserve accounts and extended the Mortgage Loan’s maturity date by six months to January 6, 2009. The Mortgage Loan includes certain financial and other maintenance covenants on the Las Vegas property site including limitations on indebtedness, liens, restricted payments, loan to value ratio, asset sales and related party transactions. The Company had purchased a cap to protect the one-month LIBOR rate at a maximum of 5.5%, which expired on July 23, 2008. Effective July 23, 2008, the Company purchased another cap to protect the one-month LIBOR rate at a maximum of 3.5% in conjunction with extending the Mortgage Loan’s maturity date to January 6, 2009 (as described below).

The Mortgage Loan is not guaranteed by FX Real Estate and Entertainment nor has FX Real Estate and Entertainment pledged any assets to secure the Mortgage Loan. The Mortgage Loan is secured only by first lien and second lien security interests in substantially all of the assets of the Metroflag entities, including the Las Vegas property. FXLR has provided a guarantee to the lenders only for losses caused under limited circumstances such as fraud or willful misconduct.

Mortgage Loan Default — The Mortgage Loan contains covenants that regulate our incurrence of debt, disposition of property and capital expenditures. As of December 31, 2008, the Las Vegas subsidiaries were in default under the $475 million mortgage loan secured by the Las Vegas property by reason of being out of compliance with the loan-to-value value ratio covenants prescribed by the governing amended and restated credit agreements. On November 25, 2008, the Las Vegas subsidiaries obtained from their lenders a temporary waiver of noncompliance with the loan-to-value value ratio covenants set forth in the Amended and Restated Credit Agreements governing the outstanding $475 million mortgage loan. Under the terms of the waiver, the Las Vegas subsidiaries agreed to the first lien lenders (i) assuming control over the ability of the borrowers to convert between a Base Rate Loan and a Eurodollar Rate Loan, and (ii) obtaining sole and absolute discretion over the approval or disapproval of items submitted for reimbursement from borrowers’ Predevelopment Expense Reserve Account. In addition the borrowers agreed to pay an aggregate waiver fee to the first lien lenders of $580,519 and to pay all legal fees and expenses incurred by them in connection with the waiver. Because the Borrower Subsidiaries did not regain compliance with the loan-to-value value ratio covenants prior to expiration of the temporary waiver, an event of default occurred On January 5, 2009, the second lien lenders under the loan delivered a written demand for repayment of all of the obligations owed to them under the Loan, including the second lien principal amount of $195 million. The second lien lenders’ written demand, which was delivered prior to the Loan maturity date, cited the continuing covenant default referenced above.

On January 6, 2009, following the Las Vegas subsidiaries’ failure to repay the Loan at maturity, the first lien lenders under the Mortgage Loan delivered their demand for repayment of all of the obligations owed to them under the loan, including the first lien principal amount of $280 million. On January 30, 2009, the first lien lenders seized the cash collateral reserve accounts established under the Loan from which the Las Vegas subsidiaries had been drawing working capital funds to meet ordinary expenses, including operating the Las Vegas property, and applied $21 million of that amount to the outstanding principal under the first lien loan. In addition, the first lien lenders have directed all payments from the existing tenants on the Las Vegas property to be delivered directly to the lenders. Each month the Las Vegas subsidiaries may make a request of the lenders to access that amount of the revenue generated by the current rental operations that the Las Vegas subsidiaries deem necessary to meet the operating expenses related to the Las Vegas property. The lenders have sole discretion to approve or reject any such requests. Because the Las Vegas subsidiaries have limited cash available, if the lenders fail to approve the draw requests in full or in part or delay the processing, the Las Vegas subsidiaries will not be able to satisfy their obligations and pay for necessary expenses unless the Company is able to fund the shortfalls from other sources. The Company has limited cash available with which to provide any such funding.

At December 31, 2008, interest rates on the Mortgage Loan were at one-month LIBOR plus applicable margins of 50 basis points on the $250 million tranche; 300 basis points on the $30 million tranche; and 800 basis points on the $195 million tranche; the effective interest rates on each tranche at December 31, 2008 were 5.75%, 8.25% and 13.25%, respectively, including 2% default rate on each of the tranches which was effective since the Mortgage Loan went into default.

After the first lenders seized control of the cash collateral accounts, in accordance with the terms of the Intercreditor Agreement amongst the lenders, we cased making payment of interest and other fees and expenses to the second lien lenders. As a result of the Intercreditor Agreement, the second lien lenders are not entitled to commence an action or pursue any remedy until 120 days after the first lien lenders have received from the second lien lenders notice of acceleration and then only under certain circumstances, as set forth in the such agreement. For example, if the first lien lenders pursue their remedies, then the second lien lenders’ remedies are stayed. As a result, no interest is currently being paid on the $195 million second lien loan.

Neither the Company nor the Las Vegas subsidiaries are able to repay the obligations outstanding under the mortgage loan.

As a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million. This charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million which management believes to be reasonable. Though the Company believes the $218.8 million carrying value ascribed to the property is fair and reasonable based on current market conditions, the lack of recent comparable sales and the rapidly changing economic environment means that no assurance can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the land by the Company or upon foreclosure by the lenders at or near the adjusted carrying value of $218.8 million would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

While the Las Vegas subsidiaries have engaged in preliminary discussions with the first lien lenders and the second lien lenders regarding potential solutions to the existing loan defaults, no agreement has yet been reached. To the extent that no consensual arrangement is reached and the lenders pursue their remedies, the Las Vegas subsidiaries may explore possible legal options in connection with trying to maintain their ownership of the Las Vegas property, including bankruptcy or similar filings. Whether or to what extent such action may be effective or viable is unclear.

Riv Loan — On June 1, 2007, the Company obtained a $23 million loan from an affiliate of Credit Suisse (the “Riv Loan”), the proceeds of which were used to fund the Riviera transactions. The Riv Loan was repaid in full on March 15, 2008 with proceeds from the rights offering.

Bear Stearns Loan — On September 26, 2007, the Company obtained a $7.7 million margin loan from Bear Stearns, which, along with the CKX loan (see note 5), was used to fund the exercise of the Riv Option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. In total, 992,069 of the Company’s shares of Riviera common stock are pledged as collateral for the margin loan with Bear Stearns. The loan originally required maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. As of December 31, 2008, the Company made payments of approximately $7.3 million to pay down the margin loan in conjunction with these loan requirements. On December 31, 2008, the effective interest rate on this loan was 2.33% and the amount outstanding, including accrued interest of $0.3 million, was $0.7 million. On November 3, 2008, the Company was advised that the margin requirement was raised to 50% and would be further raised to 75% on November 17, 2008, provided that if the price of a share of Riviera Holdings Corporation common stock fell below $3.00, the loan would need to be repaid. On November 11, 2008, the closing price of Riviera Holdings Corporation’s common stock fell below $3.00 per share, resulting in the requirement that the Company repay all amounts outstanding under the loan. From January 8, 2009 until January 23 2009, the Company sold 268,136 Riviera common shares and repaid all amounts outstanding under the margin loan. As of March 27, 2009, the Company had sold all but 115,558 of our Riviera shares.

Please see note 6 for a description of the CKX loan and other related party debt.

Predecessor

On May 11, 2007, Metroflag refinanced substantially all of their mortgage notes with Barclay’s Capital Real Estate, Inc., including a $285 million floating rate mortgage loan and a $10 million floating rate mortgage loan, and other long-term obligations with two notes totaling $370 million from Credit Suisse Securities USA, LLC. The maturity date of these notes were May 11, 2008, with two six-month extension options subject to payment of a fee and the Company’s compliance with the terms of an extension outlines in the loan documents. The loans required that the Company establish and maintain certain reserves including a reserve for payment of fixed expenses, a reserve for interest, a reserve for “predevelopment costs” as defined and budgeted for in the loan documents, a reserve for litigation and a reserve for “working capital.”

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

7. Impairment of Land

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

As a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million. This charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million which management believes to be reasonable. The current global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of, and/or loan defaults related to, several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Though the Company believes the $218.8 million carrying value ascribed to the property is fair and reasonable based on current market conditions, the lack of recent comparable sales and the rapidly changing economic environment means that no assurance can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the land by the Company or upon foreclosure by the lenders at or near the adjusted carrying value of $218.8 million would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

As described above and consistent with SFAS 157, the fair value of the land was determined based upon the valuation report obtained from an independent appraisal firm as well as applying certain assumptions for significant unobservable inputs. This is largely due to the severity of deterioration of the market conditions in Las Vegas, lack of recent comparable sales, uncertainty as to the timing of any recovery, inability to project meaningful cash flows for market participants given the current state and use of the properties, lack of available financing for large scale developmental projects and rapidly changing environment. A description of the significant unobservable inputs are as follows:

•	Loss of certain typical market participants (e.g., large hotel and casino operators) given their current financial condition, commitments and / or liquidity challenges;

•	Discount from the available comparable sales which are primarily dated in 2007 and do not fully reflect the continued deterioration of the Las Vegas market values;

•	Development requirements, and therefore, capital needs, to maximize the value and use of the Las Vegas property combined with the lack of available financing;

•	Location, configuration and zoning of the Las Vegas land, each which may make it more or less attractive than other comparable properties; and

•	Shrinking market and exposure periods in the current environment.

8. Terminated License Agreements with Related Parties

On June 1, 2007, the Company entered into license agreements with Elvis Presley Enterprises, Inc., an 85%-owned subsidiary of CKX, Inc. [NASDAQ: CKXE], and Muhammad Ali Enterprises LLC, an 80%-owned subsidiary of CKX, which allowed the Company to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of its real estate and other entertainment attraction-based projects. The Company’s license agreement with Elvis Presley Enterprises granted the Company, among other rights, the right to develop one or more hotels as part of the master plan of Elvis Presley Enterprises, Inc. to redevelop the Graceland property and surrounding areas in Memphis, Tennessee.

Under the terms of the license agreements, we were required to pay EPE and MAE a specified percentage of the gross revenue generated at the properties that incorporate the Elvis Presley and Muhammad Ali intellectual property. In addition, the Company was required to pay a guaranteed annual minimum royalty payment (against royalties payable for the year in question) of $10 million in each of 2007, 2008, and 2009, $20 million in each of 2010, 2011, and 2012, $25 million in each of 2013, 2014, 2015 and 2016, and increasing by 5% for each year thereafter. The initial payment (for 2007) under the license agreement, as amended, was paid on April 1, 2008, with proceeds from the rights offering. The guaranteed annual minimum royalty payments for 2008 in the aggregate amount of $10 million were due on January 30, 2009.

On March 9, 2009, following the Company’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008, the Company entered into a Termination, Settlement and Release agreement with EPE and MAE, pursuant to which the parties agreed to terminate the Elvis Presley and Muhammad Ali license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing the Company from any claims related to the license agreements, EPE and MAE will receive 10% of any future net proceeds or fees received by the Company from the sale and/or development of the Las Vegas property, up to a maximum of $10 million. The Company has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million plus interest at 7% per annum, calculated from year 3 until repaid, plus (ii) 10% of any net proceeds received from the sale of some or all of the Las Vegas property during such buy-out period and for six months thereafter, provided that the amount paid under clauses (i) and (ii) shall not exceed $10 million.

Accounting for Minimum Guaranteed License Payments

FXRE accounted for the 2008 minimum guaranteed license payments under the EPE and MAE license agreements ratably over the period of the benefit. Accordingly, FXRE included license fee expense in the accompanying consolidated statement of operations of $10 million for the year ended December 31, 2008 and for the period from May 11, 2007 through December 31, 2007.

9. Acquired Lease Intangibles

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The intangible assets related to above-market leases and in-place leases have a remaining weighted average amortization period of approximately 23.0 years and 23.4 years, respectively. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues for the year ended December 31, 2008 and for the period from May 11, 2007 through December 31, 2007, the period from January 1, 2007 through May 10, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor) was $0.2 million, $0.1 million, $0.1 million and $0.3 million, respectively. Acquired lease intangibles liabilities, included in the accompanying balance sheets in other current liabilities, are related to below-market leases under which the Company is the lessor. The remaining weighted-average amortization period is approximately 4.6 years.

Acquired lease intangibles consist of the following (in thousands):

	December 31, 2008	December 31, 2007

Assets
Above-market leases	$582	$582
In-place leases	1,320	1,320
Accumulated amortization	(839)	(680)

Net	$1,063	$1,222

Liabilities
Below-market leases	$111	$111
Accumulated accretion	(98)	(72)

Net	$13	$39

The estimated aggregate amortization and accretion amounts from acquired lease intangibles for each of the next five years are as follows:

	Amortization	Minimum
	Expense	Rent
	(in thousands)

Years Ending December 31,
2009	$63	$5
2010	57	5
2011	52	3
2012	50	–
2013	50	–

10. Derivative Financial Instruments

Pursuant to the terms specified in the Credit Suisse Notes (as described in note 5), the Company entered into interest rate cap agreements (the “Cap Agreements”) with Credit Suisse with notional amounts totaling $475 million. The Cap Agreements are tied to the Credit Suisse Notes and converts a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lender to protect the lender against the fluctuating market interest rate. The Cap Agreements were not designated as cash flow hedges under SFAS No. 133 and as such the change in fair value is recorded as adjustments to interest expense. The Cap Agreement expired on July 23, 2008. In connection with the extension of the Mortgage Loan, the Company entered into an interest rate cap agreement with similar terms that expires on January 6, 2009. The changes in fair value of the Cap Agreements for the year ended December 31, 2008 and for the periods from May 11, 2007 through December 31, 2007 and January 1, 2007 through May 10, 2007 (Predecessor) were decreases of approximately $0.1 million, $0.4 million and $0.3 million, respectively. In 2006, Metroflag had similar agreements in place with Barclays (see note 5). The changes in fair value of the Cap Agreements for the year ended December 31, 2006 (Predecessor) was a decrease of approximately $1.4 million.

11. Commitments

Total rent expense for the Company under operating leases for the year ended December 31, 2008 and for the period from May 11, 2007 through December 31, 2007, the period from January 1, 2007 through May 10, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor) was $0.4 million, $0.1 million, $0.1 million and $0.1 million, respectively. The Company’s future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)

Years Ending December 31,
2009	$556
2010	497
2011	511
2012	517
2013	216
Thereafter	—

Total	$2,297

The Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments in the event of specified terminations of employment. Expected payments under employment contracts are as follows:

(in thousands)

Year Ending December 31,
2009	$4,990
2010	5,201
2011	4,901
2012	5,105
2013	759
Thereafter	—

Total	$20,956

12. Stockholders’ Equity

As of December 31, 2008 and 2007, there were 51,992,417 and 39,290,247 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

As of December 31, 2008 and 2007, there were one and no shares of preferred stock issued and outstanding, respectively. The Company’s Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

13.	Share-Based Payments

Equity Incentive Plan

Our 2007 Long-Term Incentive Compensation Plan (the “2007 Plan”) was adopted by the Board of Directors in December 2007 and approved by the Company’s stockholders at the 2008 annual meeting of stockholders, which was held in September 2008. Under the 2007 Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares is 3,000,000. No one participant may receive awards for more than 1,000,000 shares of common stock under the plan.

Executive Equity Incentive Plan

In December 2007, the Company’s 2007 Executive Equity Incentive Plan (the “2007 Executive Plan”) was adopted by the Board of Directors and approved by the Company’s stockholders at the 2008 annual meeting of stockholders, which was held in September 2008. Under the 2007 Executive Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares is 12,500,000.

Stock Option Grants

On January 10, 2008, 6,400,000 stock options were issued to two executive-designees under the terms of the Company’s 2007 Executive Equity Incentive Plan. The options were issued with a strike price of $20.00 per share and vest 20% on each anniversary from the date of grant. On May 19, 2008, 1,415,000 stock options were issued to executive-designees and other non-employees of the Company under the terms of the 2007 Plan and the 2007 Executive Plan. Half of the options granted on May 19, 2008 were issued with a strike price of $5.00 per share and vest 40% on the first anniversary from the date of grant; 40% on the second anniversary from the date of the grant; and 20% on the third anniversary from the date of grant. The remaining half of the options were issued with a strike price of $6.00 per share and vest 20% on the third anniversary from the date of grant; 40% on the fourth anniversary from the date of grant; and 40% on the fifth anniversary from the date of grant. The term of the options granted is 10 years. For options granted to executive-designees and other non-employees, the Company has accounted for the grants in accordance with SFAS 123(R), Share-Based Payment and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the options be recorded at their fair value on the measurement date and that the fair value of the options be adjusted periodically over the vesting periods until such point as the executive-designees and other non-employees become employees or the service period has been completed.

The weighted average fair value of the options granted on January 10, 2008 and May 19, 2008 to executive-designees and other non-employees was $0.00 per option at December 31, 2008. Fair value at December 31, 2008 was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	1.62%
Volatility	68.0%
Weighted average expected life remaining at December 31, 2008	5.52 years
Dividend yield	0.0%

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

As of December 31, 2008, the Company has a total of 11,812,794 options outstanding to employees, directors, executive-designees and other non-employees, including 3,050,000 stock options granted to employees on December 31, 2007. Compensation expense for stock option grants included in the accompanying statements of operations in selling, general and administrative expenses and loss from incidental operations is being recognized ratably over the vesting periods of the grants and was $3.1 million for the year ended December 31, 2008.

14.	Income Taxes

The provision for income taxes consists of the following:

Period from
May 11, 2007
through
	December 31, 2008	December 31, 2007
	(in thousands)	(in thousands)

Current provision (benefit)
Federal	$—	$—
State	—	—

	—	—
Deferred provision (benefit)
Federal
State	—	—

	—	—

Total income tax expense	$—	$—

Income tax expense as reported is different than income tax expense computed by applying the statutory federal rate of 35% for the tax year ended December 31, 2008 and for the period from May 11, 2007 through December 31, 2007. The specific differences are as follows:

		Period from
		May 11, 2007
		through
	December 31, 2008	December 31, 2007
	(in thousands)	(in thousands)

Expense (benefit) at statutory federal rate	$(161,643)	$(27,209)
Non-consolidated subsidiaries	67	2,609
Income/loss taxed directly to FXLR LLC’s historical partners	—	10,165
Valuation allowance	161,576	14,435

Income tax expense	$—	$—

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2008	December 31, 2007
	(in thousands)	(in thousands)

Deferred income tax assets:
Land	$90,328	$1,400
Fixed assets	22,077	(7,700)
Deferred revenue	121	288
Bad debt	6	129
Net operating loss carryforwards	39,944	13,303
Marketable securities	14,668	861
Other	1,139	—

Total deferred income tax assets, gross	168,283	8,281
Less: valuation allowance	(167,911)	(7,854)

Total deferred income tax assets, net	372	427
Deferred tax liabilities:
Acquired lease intangibles	(372)	(427)

Total deferred income tax liabilities	(372)	(427)

Total deferred income tax assets (liabilities), net	$—	$—

The deferred tax assets at December 31, 2008 and 2007 were reduced by a valuation allowance of $167.9 and $7.9 million, respectively. This valuation allowance was established since the Company has no history of earnings and anticipates incurring additional taxable losses until it completes one or more of its development projects.

The Company has $114.1 million of net operating losses which start expiring in 2027.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) upon the formation of FXRE on June 15, 2007. As a result of the implementation of FIN 48, the Company reviewed its uncertain tax positions in accordance with the recognition standards established by FIN 48. As a result of this review, the Company concluded that it has no uncertain tax positions since this is the Company’s first taxable year. Any potential uncertain tax positions relating to the partnerships that it acquired would accrue to the partnerships’ historic partners and not to FXRE. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2009.

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

With respect to the Las Vegas property, there are two lawsuits presently pending from a former tenant who leased space located on Parcel 3. The Robinson Group, LLC sued our subsidiary, Metroflag Polo, LLC, which is now known as FX Luxury Las Vegas I, LLC, in 2004 for breach of contract, fraud and related matters based on an alleged breach of the lease agreement and subsequent settlement agreements. The Company counter-claimed for breach of the same lease agreement and settlement agreement. The parties finalized a settlement agreement which provided for a payment of $0.8 million by Metroflag Polo, LLC. The funds for that settlement were advanced from the pre-development escrow funds held by Credit Suisse under our mortgage loan. The expense for this settlement was recorded in the period from May 11, 2007 through December 31, 2007.

In a related action in New York, two investors in The Robinson Group, LLC sued Metroflag BP and Paul Kanavos individually, alleging fraudulent inducement for them to invest in the Robinson Group and seeking damages. The New York court has dismissed all claims.

Hard Carbon, LLC, an affiliate of Marriott International Inc., the owner of the Grand Chateau parcel adjacent to the Las Vegas property on Harmon Avenue was required to construct a parking garage in several phases. Metroflag BP was required to pay for the construction of up to 202 parking spaces for use by another unrelated property owner and thereafter not have any responsibility for the spaces. Hard Carbon submitted contractor bids to Metroflag BP which were not approved by Metroflag BP, pursuant to a reciprocal easement agreement encumbering the property. Instead of invoking the arbitration provisions of the reciprocal easement agreement, Hard Carbon constructed the garage without getting the required Metroflag approval. Marriott, on behalf of Hard Carbon, sought reimbursement of approximately $7 million. In a related matter, Hard Carbon had asserted that the Company was responsible for sharing the costs of certain road widening work performed by Marriott off of Harmon Avenue, which work Marriott undertook without seeking Metroflag’s approval as required under the reciprocal easement agreement. On February 3, 2009, the Las Vegas subsidiaries completed the previously announced settlement with Hard Carbon, LLC, an affiliate of Marriott International, Inc. for claims relating to the construction of a parking garage and reimbursement for road widening work performed by Marriott on and adjacent to the Company’s properties off of Harmon Avenue in Las Vegas. The Las Vegas Subsidiaries paid $4.3 million in full settlement of the claims, which amount was funded from a reserve fund that had been established in that amount and for this purpose with the lenders under the mortgage loan on the Company’s Las Vegas property.

16.	Related Party Transactions

In March 2008, the Company made a payment in the amount of $51,000 on behalf of 19X, Inc., a company that is owned and controlled, in part, by Robert F.X. Sillerman. The Company made the payment for administrative convenience, concurrent with its own payment for travel expenses incurred in connection with a trip taken for a shared business opportunity. As of March 27, 2009, the full amount of the payment remains outstanding. The Company intends to continue to pursue payment of the full amount.

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

For the year ended December 31, 2008, CKX incurred and billed FXRE $1.6 million for professional services, consisting primarily of accounting and legal services. The services provided for the three months ended December 31, 2008 were approved by the audit committee and the related fees were paid subsequent to December 31, 2008.

For the period May 11, 2007 through December 31, 2007, CKX billed FXRE $1.0 million for professional services, consisting primarily of accounting and legal services.

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the year ended December 31, 2008, Flag incurred and billed FXRE $0.3 million. The services provided for the year ended December 31, 2008 were approved by the audit committee and the related fees were paid subsequent to December 31, 2008. Flag billed FXRE $0.9 million for the period May 11, 2007 through December 31, 2007 for professional services, consisting primarily of accounting and legal services incurred, provided by Flag on behalf of FXRE.

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

Under the terms of his employment agreement with the Company, Mitchell Nelson, the Company’s General Counsel, is permitted to devote up to one-third of his business time to providing services for or on behalf of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, or Flag, provided that Mr. Sillerman and/or Flag, as the case may be, will reimburse the Company for the fair market value of the services provided for him or it by Mr. Nelson. These services were $0.1 million for the year ended December 31, 2008.

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

On May 13, 2008, under their investment agreements with the Company, Mr. Sillerman and Huff purchased an aggregate of 4,969,112 shares not sold in the rights offering. As a result of these purchases and the shares sold in the rights offering, the Company generated gross proceeds of approximately $98.7 million from which it paid to Flag $30 million plus return of approximately $1.0 million through the date of payment as partial satisfaction of the $45 million preferred priority distribution right. For a description of the investment agreements with Mr. Sillerman and Huff, please see “Rights Offering and Related Investment Agreements” in note 2 above.

As of December 31, 2008, $15 million of the preferred priority distribution right in FXLR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008 as described in note 2, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement.

17.	Quarterly Financial Information (unaudited)

In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

For The Year Ended December 31, 2008

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
Amounts in thousands, except for share information	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total

Revenue	$ 485	$ 486	$ 482	$ 4,556	$ 6,009
Operating expenses (excluding depreciation and amortization and impairment of land)	7,240	5,830	16,791	9,187	39,048
Depreciation and amortization	6	7	7	493	513
Impairment of land	—	—	—	325,080	325,080
Operating loss	(6,761)	(5,351)	(16,316)	(330,204)	(358,632)
Interest income (expense), net	(14,221)	(12,056)	(9,581)	(12,796)	(48,654)
Other expense	—	(31,585)	(3,950)	(6,135)	(41,670)
Minority interest	2	10	—	10	22
Loss from incidental operations	(4,053)	(4,968)	(3,860)	—	(12,881)
Net loss	(25,033)	(53,950)	(33,707)	(349,125)	(461,815)
Basic and diluted loss per common share	$ (0.62)	$ (1.14)	$ (0.65)	$ (6.72)	$ (9.67)
Average number of common shares outstanding(a)	40,323,586	47,186,090	51,503,841	51,991,735	47,773,323

For The Period From May 11, 2007 (inception) through December 31, 2007

	May 11, 2007 through	Quarter Ended	Quarter Ended
Amounts in thousands, except for share information	June 30, 2007	September 30, 2007	December 31, 2007	Total

Revenue	$—	$1,346	$1,724	$3,070
Operating expenses (excluding depreciation and amortization)	1,838	7,824	20,354	30,016
Depreciation and amortization	—	86	30	116
Operating loss	(1,838)	(6,564)	(18,660)	(27,062)
Interest income (expense), net	189	(15,520)	(15,326)	(30,657)
Other expense	(377)	(5,981)	—	(6,358)
Equity in earnings (loss) of affiliate	(4,455)	(514)	—	(4,969)
Minority interest	244	335	101	680
Loss from incidental operations	—	(5,113)	(4,260)	(9,373)
Net loss	(6,237)	(33,357)	(38,145)	(77,739)
Basic and diluted loss per common share	$(0.16)	$(0.85)	$(0.97)	$(1.98)
Average number of common shares outstanding(a)	39,290,247	39,290,247	39,290,247	39,290,247

(a)	Average number of common shares outstanding for the interim periods reflects the actual shares outstanding at December 31, 2007 and reflects the reclassification of the Company’s common stock on November 29, 2007.

18.	Subsequent Events (unaudited)

Please see note 5 for a description of the ongoing default of the Mortgage Loan secured by the Las Vegas property.

Please see note 8 for a description of the termination of the Company’s license agreements with EPE and MAE.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Stephen A. Jarvis, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2008. Based on this evaluation, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934, management is required to provide the following report on the Company’s internal control over financial reporting:

1. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

2. The Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

3. Based on management’s evaluation under this framework, the Company determined that its internal control over financial reporting was effective as of December 31, 2008.

4. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for 2007, and our Quarterly Reports on Form 10-Q for the first three quarters of our year ended December 31, 2008, management had identified material weaknesses in internal controls over financial reporting as of December 31, 2007 related to accrual accounting, accounting for bad debts, leases, acquisitions of intangible assets, derivative financial instruments and contingencies. As disclosed in our Quarterly Reports on Form 10-Q for the first three quarters of our year ended December 31, 2008 management made changes to enhance the Company’s internal controls over financial reporting to remediate the material weaknesses in internal controls at December 31, 2007. In the fourth quarter we completed the implementation and testing of the internal controls put in place to address these material weaknesses. In connection with this testing, management has determined the material weaknesses identified above have been remediated as of December 31, 2008.

ITEM 9B. OTHER INFORMATION

In March 2009, Stephen A. Jarvis, the Chief Financial Officer of FX Luxury, LLC, our principal operating subsidiary, was named as the Company’s Principal Accounting Officer. The position of Principal Accounting Officer had been vacant since the resignation of Thomas P. Benson, formerly the Company’s Chief Financial Officer, in February 2009.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2008 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders within 120 days after December 31, 2008, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2008.

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all our employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code of conduct and ethics is posted on our website located at www.fxree.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be contained in our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2008 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders within 120 days after December 31, 2008, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2008 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders within 120 days after December 31, 2008, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2008 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders within 120 days after December 31, 2008, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2008 and is incorporated herein by reference. If we do not file a definitive proxy statement in connection with the 2009 annual meeting of stockholders within 120 days after December 31, 2008, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Documents filed as part of this Report:

(1) Financial Statements

See Table of Contents to Financial Statements at page 34.

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2008 and for the period from May 11, 2007 through December 31, 2007.

Financial Statement Schedule

SCHEDULE II

FX Real Estate and Entertainment Inc.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED DECEMBER 31, 2008 AND FOR
THE PERIOD FROM MAY 11, 2007 THROUGH DECEMBER 31, 2007

(DOLLARS IN THOUSANDS)

	Balance at	Additions Charged
	Beginning of	(Credited) to Costs	Additions Charged		Balance at
Description	Period	And Expenses	to Other Accounts	Deductions	End of Period
For The Year Ended December 31, 2008
Allowance for doubtful accounts	$368	$(351)	$—	$—	$17
Deferred taxes valuation allowance	7,854	161,576	(1,519)	—	167,911

Total	$8,222	$161,225	$(1,519)	$—	$167,928

For The Period From May 11, 2007 Through December 31, 2007
Allowance for doubtful accounts	$—	$387	$61	$(80)	$368
Deferred taxes valuation allowance	—	14,435	(6,581)	—	7,854

Total	$—	$14,822	$(6,520)	$(80)	$8,222

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated By-Laws of the registrant (8)

4.1	Certificate of Designation of Non-Voting Preferred Stock of the registrant (9)

10.1	Membership Interest Purchase Agreement, dated as of June 1, 2007, by and among FX Luxury Realty, LLC, CKX, Inc. and Flag Luxury Properties, LLC (2)

10.2	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of June 18, 2007, by and among FX Luxury Realty, LLC, CKX, Inc. and Flag Luxury Properties, LLC (2)

10.3	Repurchase Agreement, dated as of June 1, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC, Robert F.X. Sillerman, Brett Torino and Paul C. Kanavos (2)

10.4	Amendment to Repurchase Agreement, dated as of June 18, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC, Robert F.X. Sillerman, Brett Torino and Paul C. Kanavos (2)

10.5	Fourth Amended and Restated Limited Liability Company Operating Agreement of FX Luxury Realty, LLC, dated as of March 3, 2008(7)

10.6	Amended and Restated Credit Agreement, Senior Secured Term Loan Facility (First Lien), dated as of July 6, 2007, among BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Credit Suisse, Cayman Islands Branch and Credit Suisse Securities (USA) LLC (2)

10.7	Amended and Restated Credit Agreement, Senior Secured Term Loan Facility (Second Lien), dated as of July 6, 2007, among BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Credit Suisse, Cayman Islands Branch and Credit Suisse Securities (USA) LLC (2)

10.8	License Agreement, dated as of June 1, 2007, between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC (2)

10.9	License Agreement, dated as of June 1, 2007, between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC (2)

10.10	Promissory Note, dated June 1, 2007, between FX Luxury Realty, LLC, as Payor, and Column Financial, Inc., as Payee (2)

10.11	Guaranty, dated as of June 1, 2007, by Robert F.X. Sillerman for the benefit of Column Financial, Inc.(2)

10.12	Employment Agreement between the registrant and Mitchell J. Nelson, dated as of December 31, 2007 (6)

10.13	Employment Agreement between the registrant and Paul C. Kanavos, dated as of December 31, 2007 (6)

10.14	Employment Agreement between the registrant and Thomas P. Benson, dated as of January 10, 2008 (6)

10.15	Employment Agreement between the registrant and Brett Torino, dated as of December 31, 2007 (6)

10.16	Form of Waiver of Rights, dated June 1, 2007 (2)

10.17	Form of Lock-Up Agreement, dated June 1, 2007 (2)

10.18	Promissory Note, dated June 1, 2007, between FX Luxury Realty, as Payor, and Flag Luxury Properties, as Payee (3)

10.19	Contribution and Exchange Agreement, dated as of September 26, 2007, between FX Real Estate and Entertainment Inc., CKX, Inc., Flag Luxury Properties, LLC, Richard G. Cushing, as Trustee of CKX FXLR Stockholder Distribution Trust I and CKX FXLR Stockholder Distribution Trust II, and FX Luxury Realty, LLC (2)

10.20	Stock Purchase Agreement, dated as of September 26, 2007, by and among FX Real Estate and Entertainment Inc., CKX, Inc. and Flag Luxury Properties, LLC (2)

10.21	Amendment No. 2 to Membership Interest Purchase Agreement, dated as of September 27, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC and FX Real Estate and Entertainment Inc.(2)

10.22	Amendment No. 2 to Repurchase Agreement, dated as of September 27, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC and FX Real Estate and Entertainment Inc.(2)

10.23	Line of Credit Agreement, dated as of September 26, 2007, between CKX, Inc. and FX Real Estate and Entertainment Inc.(2)

10.24	Pledge Agreement, dated as of September 26, 2007, by and among CKX, Inc., Flag Luxury Properties, LLC and FX Real Estate and Entertainment Inc.(2)

10.25	Promissory Note, dated September 26, 2007, between CKX, Inc. and FX Real Estate and Entertainment Inc.(2)

10.26	CKX FXLR Stockholder Distribution Trust I Agreement, by and between CKX, Inc. and Richard G. Cushing, as Trustee acting on behalf and for the benefit of certain future CKX Beneficiaries, dated as of June 18, 2007 (3)

10.27	CKX FXLR Stockholder Distribution Trust II Agreement, by and between CKX, Inc. and Richard G. Cushing, as Trustee acting on behalf and for the benefit of certain future CKX Stockholders, dated as of June 18, 2007 (3)

10.28	CKX FXLR Stockholder Distribution Trust III Agreement, by and between CKX, Inc. and Richard G. Cushing, as Trustee acting on behalf and for the benefit of certain future CKX Stockholders, dated as of September 27, 2007 (3)

10.29	Promissory Note, dated June 1, 2007, between FX Luxury Realty, as Payor, and Flag Luxury Properties, as Payee (3)

10.30	Employment Agreement between the registrant and Barry Shier, dated as of December 31, 2007 (4)

10.31	Stock Purchase Agreement by and between FX Real Estate and Entertainment Inc. and Barry A. Shier, dated as of January 3, 2008 (4)

10.32	Employment Agreement by and between the registrant and Robert F.X. Sillerman, dated as of January 7, 2008 (4)

10.33	Shared Services Agreement by and between CKX, Inc. and the registrant (1)

10.34	Investment Agreement by and between the registrant and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., dated as of January 9, 2008 (5)

10.35	Investment Agreement by and between the registrant and Robert F.X. Sillerman, dated as of January 9, 2008.(5)

10.36	2007 Long-Term Incentive Compensation Plan(8)

10.37	2007 Executive Equity Incentive Plan (8)

10.38	Call Agreement, dated as of March 3, 2008, by and between 19X, Inc. and the registrant (7)

10.39	Letter Agreement, dated March 3, 2008, by and between 19X, Inc. and the registrant and Form of Amendment No. 2 to License Agreement by and between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC (7)

10.40	Amendment No. 1 to License Agreement, dated as of November 16, 2007, between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC (8)

10.41	Amendment No. 1 to License Agreement, dated as of November 16, 2007, between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC (8)

10.42	First Amendment dated as of March 31, 2008 to Investment Agreement by and between FX Real Estate and Entertainment Inc. and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., dated as of January 9, 2008 (9)

10.43	First Amendment dated as of March 31, 2008 to Investment Agreement by and between FX Real Estate and Entertainment Inc. and Robert F.X. Sillerman, dated as of January 9, 2008 (10)

10.44	Second Amendment, dated as of May 13, 2008, to Investment Agreement by and between FX Real Estate and Entertainment Inc. and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., dated as of January 9, 2008 (11)

10.45	Registration Rights Agreement, dated as of May 13, 2008, by and between FX Real Estate and Entertainment Inc. and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (11)

10.46	Form of Subscription Agreement (12)

10.47	Form of $4.50 Warrant(12)

10.48	Form of $5.50 Warrant(12)

10.49	Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Long-Term Incentive Compensation Plan (13)

10.50	Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Executive Equity Incentive Plan (13)

10.51	Termination, Settlement and Release Agreement entered into March 9, 2009 by and among FX Luxury Realty, LLC, FX Real Estate and Entertainment Inc., Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises, LLC (14)

14.1	Code of Ethics (8)

21.1†	List of Subsidiaries

23.1†	Consent of Ernst & Young LLP relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)

23.2†	Consent of Ernst & Young LLP relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)

31.1†	Certification of Principal Executive Officer.

31.2†	Certification of Principal Accounting Officer

32.1†	Section 1350 Certification of Principal Executive Officer

32.2†	Section 1350 Certification of Principal Accounting Officer

†	Filed herewith

(1)	Incorporated by reference to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on December 6, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on October 9, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on November 13, 2007.

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 9, 2008.

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 10, 2008

(6)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on February 4, 2008

(7)	Incorporated by reference to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on March 3, 2008

(8)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 31, 2008

(10)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008

(11)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008

(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 17, 2008

(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 29, 2008

(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 9, 2009

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 is listed in exhibits 10.12, 10.13. 10.14, 10.15, 10.30, 10.32, 10.36, 10.37, 10.49 and 10.50.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

FX Real Estate and Entertainment Inc.

By:	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board	March 31, 2009

By:	/s/ STEPHEN A JARVIS Principal Accounting Officer	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman, Chairman of the Board	March 31, 2009

By:	/s/ PAUL C. KANAVOS Paul C. Kanavos, Director	March 31, 2009

By:	/s/ BARRY A. SHIER Barry A. Shier, Director	March 31, 2009

By:	/s/ MICHAEL MEYER Michael Meyer, Director	March 31, 2009

By:	/s/ DAVID M. LEDY David M. Ledy, Director	March 31, 2009

By:	/s/ HARVEY SILVERMAN Harvey Silverman, Director	March 31, 2009

By:	/s/ ROBERT SUDACK Robert Sudack, Director	March 31, 2009

By:	/s/ JOHN MILLER John Miller, Director	March 31, 2009

By:	/s/ BRYAN BLOOM Bryan Bloom, Director	March 31, 2009

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)
23.2	Consent of Ernst & Young LLP relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer