Form 10-K/A
period 2008-12-31
FX Real Estate & Entertainment Inc.
filed 2009-04-30
CIK 1410402

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

650 Madison Avenue
New York, New York 10022
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 838-3100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Global Market LLC*

*On April 24, 2009, the Registrant filed a Form 25 with the Securities and Exchange Commission to voluntarily delist its common stock from the above Exchange, which delisting will become effective on May 4, 2009. The Registrant will seek to have its common stock quoted on the Over-The-Counter Bulletin Board shortly after the delisting becomes effective, though it cannot provide any assurances in this regard.

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, based on the closing price of such stock on The NASDAQ Global Market on such date, was $22,017,039.

As of April 29, 2009, there were 51,992,417 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FX Real Estate and Entertainment Inc.

EXPLANATORY NOTE

FX Real Estate and Entertainment Inc. is filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Report”), solely to amend and restate Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original Report. This Amended Report does not affect any other items in our Original Report. Filed as exhibits to this Amended Report are the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are omitted.

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

In this Amended Report unless the context requires otherwise, the words “we,” “us,” “our,” “FXRE,” and the “Company” collectively refer to FX Real Estate and Entertainment Inc., and its consolidated subsidiaries, FX Luxury Realty, LLC, BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC. In August 2008, FX Luxury Realty, LLC changed its name to FX Luxury, LLC, BP Parent, LLC changed its name to FX Luxury Las Vegas Parent, LLC, Metroflag BP, LLC changed its name to FX Luxury Las Vegas I, LLC and Metroflag Cable, LLC changed its name to FX Luxury Las Vegas II, LLC. The words “Metroflag” or “Metroflag entities” refer to FX Luxury Realty and its predecessors, including BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Metroflag Polo, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC and Metroflag Management, LLC, the predecessor entities through which our historical business was conducted prior to September 27, 2007. “Las Vegas subsidiaries” refers to BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC, each as renamed as indicated above.”

As has been disclosed previously, the Company is in severe financial distress and may not be able to continue as a going concern. Our current cash flow from operations and cash on hand as of March 31, 2009 are not sufficient to fund our short-term liquidity requirements, including our ordinary course obligations as they come due. The Company’s Las Vegas subsidiaries are currently in default under the $475 million mortgage loan secured by their Las Vegas property, which is substantially our entire business, and neither we nor our subsidiaries are able to repay the obligations with respect thereto. As a result of our Las Vegas subsidiaries continuing to be in default under the $475 million mortgage loan secured by their Las Vegas property, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. Under Nevada law, the Las Vegas subsidiaries have the legal right to cure the default during a 35-day redemption period that expires on May 18, 2009 or else the Las Vegas property may be sold thereafter in accordance with Nevada law (the process takes approximately 120 days) in a trustee sale to satisfy the first lien lenders’ obligations secured by the property. Neither we nor our subsidiaries are able to cure the default. Consequently, we and our Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. We cannot guarantee to what extent, if any, such actions may be viable or effective.

As has also been disclosed previously, on April 30, 2009, the Company entered into employment separation agreements and releases with Barry A. Shier, a director and the Chief Operating Officer of the Company and the Chief Executive Officer of the Company’s Las Vegas subsidiaries, and Brett Torino, the Chairman of the Company’s Las Vegas Division, each of which agreements shall become effective on May 8, 2009 (the “effective date”), unless rescinded before then by the applicable executive. At the effective date of these agreements, Messrs. Shier and Torino shall resign from all positions with the Company and its subsidiaries and their employment agreements with the Company shall terminate. The Company entered into these agreements with Messrs. Shier and Torino because of its inability to continue to pay salary and other compensation to Messrs. Shier and Torino under their employment agreements with the Company due to the Company’s current financial condition as described above. These employment separation agreements and releases with Messrs. Shier and Torino are described elsewhere in this Amended Report. In this Amended Report, Messrs. Shier and Torino are sometimes referred to individually as a “resigning named executive officer” and collectively as the “resigning named executive officers.”

Form 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of FX Real Estate and Entertainment Inc.

The following table lists the names, ages and positions of the persons who are our continuing directors and executive officers as of April 29, 2009:

Name	Age	Position

Robert F.X. Sillerman	59	Chairman and Chief Executive Officer
Paul C. Kanavos	50	Director, President
Stephen A. Jarvis	33	Principal Accounting Officer
Mitchell Nelson	60	Executive Vice President, General Counsel, Secretary
David M. Ledy	58	Director
Harvey Silverman	66	Director
Michael J. Meyer	43	Director
Bryan E. Bloom	45	Director
John D. Miller	65	Director
Robert Sudack	68	Director

Robert F.X. Sillerman has served as Chairman of the board of directors and Chief Executive Officer since January 10, 2008. Mr. Sillerman has served as the Chief Executive Officer and Chairman of CKX since February 2005. Prior to that, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm, from August 2000 through February 2005. Mr. Sillerman is a director, executive officer and controlling stockholder of Atlas Real Estate Funds, Inc., a greater than 5% stockholder of our company (“Atlas”). Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through the present. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc. from its formation in December 1997 through its sale to Clear Channel Communications in August 2000.

Paul C. Kanavos was elected a Director and appointed President on August 20, 2007. Mr. Kanavos is the Founder, Chairman and Chief Executive Officer of Flag Luxury Properties, LLC. Prior to founding Flag Luxury Properties, he worked for over 20 years at the head of Flag Management. Most recently he has developed Ritz-Carltons in South Beach, Coconut Grove and Jupiter and is developing Temenos Anguilla. Mr. Kanavos is a director, executive officer and controlling stockholder of Atlas. Mr. Kanavos’ early career experience includes a position at Chase Manhattan Bank, where he negotiated, structured and closed over $1 billion in loans.

Stephen A. Jarvis has served as Principal Accounting Officer since March 2009. Mr. Jarvis has served as the Senior Vice President and Chief Financial Officer of FX Luxury, LLC, our principal operating subsidiary, since July 2008. Prior to that, Mr. Jarvis held various senior management positions in the residential and commercial construction industries and was a manager in the Assurance and Advisory Group at Ernst & Young LLP where he obtained his CPA license.

Mitchell J. Nelson has served as Executive Vice President and General Counsel since December 31, 2007. Mr. Nelson has served as Senior Vice President of Corporate Affairs for Flag Luxury Properties, LLC since February, 2003. He is a minority stockholder of Atlas, and served as its President until December 2008. He has served as counsel to various law firms since 1994. Prior to that, he was a senior real estate partner at the law firm of Wien, Malkin & Bettex, with supervisory responsibility for various commercial properties. Mr. Nelson was a director of The Merchants Bank of New York and its holding company until its merger with, and remains on the Advisory Board of, Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City.

David M. Ledy was elected a director of the Company in October 2007. Since June 30, 2004, he has served as the Chief Operating Officer of U.S. Realty Advisors, LLC, or USRA. USRA is an equity investor in corporate real estate and provides real estate advisory services to a diverse base of clients, including public companies, financial institutions as well as major private developers and investors. Prior to that, Mr. Ledy served as Executive Vice President of USRA from April 15, 1991 to June 30, 2004. Prior to joining USRA in 1991, Mr. Ledy was a partner in the New York law firm of Shea & Gould where he was a member of the real estate department and chairman of the real estate workout group. Mr. Ledy was admitted in 1975 to the United States District Court for the Southern District of New York and the Courts of the State of New York.

Harvey Silverman was elected a director of the Company in October 2007. Mr. Silverman was a principal of Spear, Leeds & Kellogg, a major specialist firm on the New York Stock Exchange, for 39 years until its acquisition by Goldman Sachs & Co. in October of 2000. Since then, Mr. Silverman has been a private investor.

Michael J. Meyer was elected a director of the Company in May 2008. Mr. Meyer is the founding partner of 17 Broad LLC, a diversified investment vehicle and securities consulting firm. Prior to founding 17 Broad, from 2002 to 2007, Mr. Meyer served as Managing Director and Head of Credit Sales and Trading for Bank of America. Prior to that, Mr. Meyer spent four years as the Head of High Grade Credit Sales and Trading for UBS.

Bryan E. Bloom was elected a director of the Company in May 2008. Mr. Bloom has served as counsel of W.R. Huff Asset Management Co., L.L.C. and its affiliates for the past fourteen years. Prior to being employed by Huff, he was a tax partner at the law firm of Shanley & Fisher, P.C. Mr. Bloom is a Trustee of the Adelphia Recovery Trust, and has served on the Board of Impsat Communications and numerous privately held companies. He has been an adjunct professor at the graduate tax program at the Fairleigh Dickenson University and authored and lectured for the American Institute of Certified Public Accountants.

John D. Miller has served as a Director since January 9, 2009. Mr. Miller is the Chief Investment Officer of W.P. Carey & Co. LLC, a net lease real estate company. Mr. Miller is also a founder and Non-Managing Member of StarVest Partners, L.P., a $150 million venture capital investment fund formed in 1998. Mr. Miller is a minority stockholder of Atlas. From 1995 to 1998, Mr. Miller was President of Rothschild Ventures Inc., the private investments unit of Rothschild North America, a subsidiary of the worldwide Rothschild Group. He was also President and CEO of Equitable Capital Management Corporation, an investment advisory subsidiary of The Equitable where he worked for 24 years beginning in 1969. From February 2005 through January 2009, when he resigned, Mr. Miller served as a director of CKX, Inc.

Robert Sudack has served as a Director since January 9, 2009. Mr. Sudack is the President and owner of Posterloid Corporation, the world’s leading menu board manufacturing company with over $20 million of sales per year, headquartered in Long Island City. Mr. Sudack has also been a private investor in and advisor to various companies for many years.

Non-Voting Designated Preferred Stock Director

Under the terms of the Non-Voting Designated Preferred Stock, the holder of the Non-Voting Designated Preferred Stock is entitled to appoint a member our Board so long as it continues to beneficially own at least 20% of the 6,611,998 shares of our common stock that it acquired through (1) the distribution of our common stock by CKX, Inc. to its stockholders, (2) the exercise of rights in our rights offering completed in 2008, and (3) the purchase of shares that were not subscribed for in the rights offering pursuant to its investment agreement with us. Under the terms of the Non-Voting Designated Preferred Stock as specified in the Certificate of Designation, on May 14, 2008, the holder of the Non-Voting Designated Preferred Stock selected Bryan Bloom as its designee to serve on the Company’s Board. At the written request of the holder of the Non-Voting Designated Preferred Stock, its director designee shall be appointed by the Board to serve on each committee of the Board to the extent permissible under the applicable rules and regulations of the Securities and Exchange Commission or The NASDAQ Global Market, or applicable law. In accordance with the terms of the Non-Voting Designated Preferred Stock, Mr. Bloom (or any successor designated by the holder) has the right, subject to any restrictions of The NASDAQ Global Market or the Securities and Exchange Commission, or applicable law, to be a member of, and the chairman of, any committee of the Board formed for the purpose of reviewing any “related party transaction” that is required to be disclosed pursuant to Section 404 of the Sarbanes Oxley Act of 2002 or any successor rule or regulation or any transaction, contract, agreement, understanding, loan, advance or guarantee with, or for the benefit of, any of the Company’s directors, officers or affiliates, including any such committee that may be formed pursuant to the applicable rules and regulations of the Securities and Exchange Commission or The NASDAQ Global Market. However, if Mr. Bloom (or any successor designated by the holder) would not be deemed independent or disinterested with respect to a related party transaction and therefore would not satisfy The NASDAQ Global Market or other applicable requirements for serving on the special committee formed with respect thereto, Mr. Bloom (or any successor designated by the holder) will not serve on the relevant special committee but will have the right to attend meetings of such special committee as an observer, subject to any restrictions of The NASDAQ Global Market or applicable law. Furthermore, in the event that the attendance at any meetings of any such special committee would raise confidentiality issues as between the parties to the transaction that, in the reasonable opinion of counsel to the relevant special committee, cannot be resolved by a confidentiality agreement, Mr. Bloom (or any successor designated by the holder) shall be required to recuse himself from such meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and changes in ownership of our Common Stock. Such individuals are also required to furnish us with copies of all such ownership reports they file.

To our knowledge, based solely on information furnished to us and contained in Section 16 reports filed with the Securities and Exchange Commission, as well as any written representations that no other reports were required, we believe that during 2008, all required Section 16 reports of our directors and executive officers and persons who own more than 10% of our outstanding common stock were timely filed.

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

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s board of directors must meet the criteria for independence required by The NASDAQ Stock Market® and that the Company shall at all times have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the board of directors shall have full and free access to officers and employees of the Company and require the board of directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines and the charters for these committees can be found on the Company’s website at ir.fxree.com.

Board Committees

The following chart sets forth the current membership of each board committee during 2008. The board of directors reviews and determines the membership of the committees at least annually.

Committee	Members

Audit Committee	David M. Ledy (Chairman) Michael Meyer Harvey Silverman
Compensation Committee	David M. Ledy (Chairman) Michael Meyer Harvey Silverman
Nominating and Corporate Governance Committee	Harvey Silverman (Chairman) Michael Meyer David M. Ledy

Audit Committee

The Audit Committee is comprised of Messrs. Ledy, Meyer and Silverman. Mr. Ledy is the Chairman of the Audit Committee. The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

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

Compensation Discussion and Analysis

Compensation Committee

The Compensation Committee of the board of directors has responsibility for overseeing all aspects of the compensation program for the Chief Executive Officer and the other named executive officers of the Company. In addition, the Committee reviews and approves the annual compensation packages, including incentive compensation programs, for the members of senior management of each of the Company’s subsidiaries and divisions. The Compensation Committee also administers the Company’s 2007 Executive Equity Incentive Plan and the 2007 Long-Term Incentive Compensation Plan. The Compensation Committee members are David Ledy (Chairman), Michael Meyer and Harvey Silverman, all of whom have been deemed by the board of directors to be independent within the meaning of the rules and regulations of the SEC, our Company’s Corporate Governance Guidelines, the regulations of The NASDAQ Stock Market® and Section 162(m) of the Internal Revenue Code.

Overview of Compensation Program

Our philosophy on senior executive compensation is to ensure that all elements of the Company’s compensation program work together to attract, motivate and retain the executive, managerial and professional talent needed to achieve the Company’s strategy, goals and objectives. The Compensation Committee and the Company are also committed to the principles inherent in paying for performance and structure the compensation program to deliver rewards for exemplary performance and to withhold rewards and impose other consequences in the absence of such performance.

The specific objectives of the compensation program are to:

•	Ensure that the interests of the Company’s executives are aligned with those of its stockholders;

•	Offer a total compensation program that is competitive with the compensation offered by the companies with which the Company competes for executive talent;

•	Provide incentive to achieve financial goals and objectives, both in terms of financial performance and stockholder value; and

•	Provide opportunity for reward that fosters executive retention.

The Company’s current financial condition as described above in the “Explanatory Note” on page 2 of this Amended Report drives, in large part, consideration of all compensation matters by the compensation committee.

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

Base Salary

The Compensation Committee annually reviews the base salaries of the chief executive officer and other continuing named executive officers of our company. As described further below, Mr. Sillerman does not receive any base salary under his employment agreement. The agreement by Mr. Sillerman to request no salary is based on his, and the company’s, belief that, based on his involvement in the formation of the company and his interest in maximizing stockholder value, his compensation should be tied to generating stockholder returns through growth in value of our common stock. As disclosed in the “Summary Compensation Table” on page 15 of this Amended Report, we reimburse CKX under the shared services agreement described elsewhere herein for a pro rata share of Mr. Sillerman’s salary at CKX based on the amount of time Mr. Sillerman devotes to our company. The salaries of the named executive officers, other than Mr. Sillerman, were set to reflect the nature and responsibility of each of their respective positions and to retain a management group with a proven track record. We believe that entering into employment agreements with our most senior executives helps ensure that our core group of managers will be available to us and our stockholders on a long-term basis. The employment agreements of our continuing named executive officers, Messrs. Kanavos and Nelson, provide for a base salary that escalates annually by an amount not less than the greater of five percent or the rate of inflation. Due to our current financial condition as described above, we did not increase these continuing named executive officers’ base salaries for the fiscal year ending December 31, 2009. The resigning named executive officers received a base salary increase of 5% effective January 1, 2009, in accordance with the terms of their employment agreements. The base salary for each of our continuing named executive officers may be raised in excess of this amount upon the recommendation and approval of the Compensation Committee. None of these continuing named executive officers are guaranteed a bonus payment under the terms of his employment agreement. For a detailed description of the employment agreements see “— Employment Contracts” below.

Annual Incentives

While we believe that annual incentive compensation motivates executives to achieve exemplary results, no formal annual incentive compensation plan for our named executive officers has been adopted to date. The decision not to adopt an annual incentive plan or to make any incentive payments in respect of 2008 were driven, in large part, by (i) the Company’s current financial situation, and (ii) the view, jointly held by management and the members of the Compensation Committee, that during the formative phase in our development, we should approach compensation cautiously.

Executive Equity Incentive Plan

The Company maintains the 2007 Executive Equity Incentive Plan which was adopted by our board of directors in December 2007 and approved by our stockholders at our 2008 annual meeting of stockholders.

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

In accordance with the terms of their employment agreements, in 2007 we issued to Messrs. Sillerman, Kanavos, Benson (a former named executive officer), Torino (a resigning named executive officer) and Nelson, 6,000,000, 750,000, 400,000, 400,000 and 400,000 stock options, respectively. Under the terms of the employment agreements with Messrs. Kanavos, Torino and Nelson, these stock options vest ratably over a five year period commencing with effectiveness of the relevant employment agreement, and have a strike price of $20.00 per share. Mr. Torino will retain the 80,000 of such 400,000 options that are vested at the effective date of his employment separation agreement and release. Mr. Torino will forfeit the remaining 320,000 of such 400,000 options that are not vested at the effective date of his employment separation agreement and release. Under the terms of the employment agreements with Messrs. Sillerman and Benson, as amended, these stock options vest ratably over a five year period commencing upon acceptance of their positions as executive officers of the Company, which occurred in January 2008. The options granted to Mr. Benson were cancelled upon his resignation in February 2009. In accordance with the terms of Mr. Shier’s employment agreement, a resigning named executive officer, in 2007 we issued to him 1,500,000 stock options at a strike price of $10.00 per share. The options vest ratably over a two year period, with all such options becoming exercisable at the end of two years. Mr. Shier will retain the 750,000 of such 1,500,000 options that are vested at the effective date of his employment separation agreement and release. Mr. Shier will forfeit the remaining 750,000 of such 1,500,000 options that are not vested at the effective date of his employment separation agreement and release. As described elsewhere herein, under the terms of Mr. Shier’s employment separation agreement and release, we will grant him 1,000,000 stock options on the effective date of such agreement.

In May 2008, we issued options to Messrs. Sillerman, Kanavos, Benson and Nelson in the amounts of 500,000, 250,000, 200,000 and 200,000, respectively. One half of the options have an exercise price of $5.00 per share and the other half have an exercise price of $6.00 per share. The options vest over a five year period, with 40% of the $5.00 options vesting after one year, 40% of the $5.00 options vesting after year two, 20% of the $5.00 and 20% of the $6.00 options vesting after year three, 40% of the $6.00 options vesting after year four and 40% of the $6.00 options vesting after year five. The options granted to Mr. Benson were cancelled upon his resignation in February 2009.

Equity Incentive Plan

The Company maintains the 2007 Long-Term Incentive Compensation Plan which was adopted by our board of directors in December 2007 and was approved by our stockholders at our 2008 annual meeting of stockholders.

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

In May 2008, we issued 915,000 stock options to a total of 11 employees and/or consultants. One half of the options have an exercise price of $5.00 per share and the other half have an exercise price of $6.00 per share. The options vest over a five year period, with 40% of the $5.00 options vesting after one year, 40% of the $5.00 options vesting after year two, 20% of the $5.00 and 20% of the $6.00 options vesting after year three, 40% of the $6.00 options vesting after year four and 40% of the $6.00 options vesting after year five.

Employment Contracts

Commencing in 2008, we entered into employment agreements with Messrs. Sillerman, Kanavos, Shier, Benson, Torino and Nelson. While Messrs’ Benson’s, Shier’s and Torino’s employment agreements are described below, Mr. Benson resigned prior to his agreement becoming effective in February 2009 and Messrs’ Shier’s and Torino’s employment agreements shall terminate effective as of May 8, 2009 in accordance with the terms of their employment separation agreements and releases described under “— Employment Separation Agreements and Releases with Messrs. Shier and Torino.” Therefore, when reviewing the description of Messrs. Shier’s and Torino’s employment agreements below, please bear in mind that Messrs. Shier’s and Torino’s employment agreements will no longer be in effect when their employment separation agreements and releases become effective.

Our Compensation Committee retained an independent compensation consultant to provide independent review and analysis of all senior executive compensation packages and plans prior to approving the proposed employment agreements. We entered into these agreements in recognition of the need to provide certainty to both us and the individuals with respect to their continued and active participation in our growth. The employment agreement for each of Messrs. Sillerman, Kanavos, Shier, Benson, Torino and Nelson is for a term of five years. The provisions governing the commencement of the employment term for Mr. Sillerman is described below. The employment agreements include a non-competition agreement between the executive officer and us which will be operative during the term, except that Mr. Shier’s non-competition agreement also continues for a period of one year after the term. Upon a “change in control,” the executive officer will be able to terminate his employment and, upon doing so, will no longer be subject to the non-competition provisions.

Mr. Sillerman has elected not to receive an annual base salary under the terms of his employment agreement. The decision by Mr. Sillerman to request no salary was based on his, and the company’s, belief that, based on his involvement in the formation of the company and his interest in maximizing stockholder value, his compensation should be tied to generating stockholder returns through growth in value of our common stock. As disclosed in the “Summary Compensation Table” on page 15 of this Amended Report, we reimburse CKX under the shared services agreement described elsewhere herein, for a pro rata share of Mr. Sillerman’s salary at CKX based on the amount of time Mr. Sillerman devotes to our company. In 2008, we reimbursed CKX in the amount of $260,189 for Mr. Sillerman’s services. The employment agreements for Messrs. Kanavos, Shier, Torino and Nelson provide for initial annual base salaries of $600,000 for Mr. Kanavos, $2,000,000 for Mr. Shier, , $450,000 for Mr. Torino and $525,000 for Mr. Nelson, increasing annually by the greater of five percent or the rate of inflation. The employment agreement for Mr. Benson provided for an initial annual base salary of $525,000. However, because Mr. Benson resigned as Chief Financial Officer prior to his employment agreement becoming effective, the Company did not pay any base salary to Mr. Benson in 2008. As disclosed in the “Summary Compensation Table” on page 15 of this Amended Report, prior to his resignation, we reimbursed CKX under the shared services agreement described elsewhere herein, for a pro rata share of Mr. Benson’s salary at CKX based on the amount of time Mr. Benson devoted to our company. In 2008, we reimbursed CKX in the amount of $121,365 for Mr. Benson’s services.

Under the terms of Mr. Shier’s employment agreement, Mr. Shier purchased 500,000 shares of our common stock at a price of $5.14 per share on January 3, 2008 for an aggregate purchase price of $2,570,000. Mr. Shier is not able to sell or otherwise transfer these shares until the second anniversary of the date of purchase, except for estate planning purposes subject to our advance written consent. On the second anniversary of the date of purchase or as soon thereafter as we are eligible to use a short-form registration statement on Form S-3, we will register these shares for resale with the Securities and Exchange Commission.

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

Mr. Sillerman’s employment agreement provides that if Mr. Sillerman’s employment is terminated by us without “cause,” or if there is a “constructive termination without cause,” as such terms are defined in the employment agreements, his non-compete shall cease to be effective on the later of such termination or three years from the effective date of the agreement. Mr. Sillerman’s employment agreement specifies that he is required to commit not less than 50% of his business time to our company, with the balance of his business time to be governed by his employment agreement with CKX.

Mr. Sillerman’s employment agreement with us became effective on November 1, 2008, the date on which the merger agreement between CKX and 19X was terminated. Mr. Sillerman continues to be subject to an employment agreement with CKX, Inc.

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

Employment Separation Agreements and Releases with Messrs. Shier and Torino

Under the terms of Mr. Shier’s employment separation and release agreement, effective as of the effective date (May 8, 2009), Mr. Shier has resigned from all positions with the Company and its subsidiaries and his employment agreement with the Company dated as of December 31, 2007 has terminated. Under the terms of Mr. Shier’s employment separation and release agreement, Mr. Shier is entitled to the following severance payments and benefits as of the effective date:

•	a contingent severance payment in an amount equal to 2% of any future net proceeds or fees received by the Company and/or the Company’s subsidiary FX Luxury, LLC from the sale and/or development of the Las Vegas properties owned by the Company’s Las Vegas subsidiaries, up to a maximum of $600,000, provided that such 2% may be increased (but not the maximum amount of $600,000) in the event the Company enters into an equivalent severance arrangement with either its President or Executive Vice President, both of whom are still employed by the Company, that provides for a percentage greater than 2%;

•	COBRA health insurance for a period of three calendar months after the effective date to continue the same health insurance benefits that he and his covered dependents enjoy on the effective date;

•	continued coverage under the Company’s directors and officers liability insurance policy in effect on the effective date until such policy ceases to be in effect;

•	a grant on the effective date of immediately exercisable incentive stock options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the effective date; and

•	the retention of previously granted and vested stock options to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

Under the terms of Mr. Shier’s employment separation agreement and release, Mr. Shier has been released from his one year post-employment non-competition covenant contained in his employment agreement, and he has agreed, upon reasonable advance notice from the Company, to provide consulting services to the Company and its subsidiaries at an hourly rate of $750 and upon such other terms and conditions as may be mutually agreed upon by the parties.

Mr. Shier’s employment separation agreement and release contains customary mutual releases, cooperation and non-disparagement provisions.

Under the terms of Mr. Torino’s employment separation agreement and release, effective as of the effective date (May 8, 2009), Mr. Torino has resigned from all positions with the Company and its subsidiaries and his employment agreement with the Company dated as of December 31, 2007 has terminated. Under the terms of Mr. Torino’s employment separation agreement and release, Mr. Torino is entitled to the following severance payments and benefits as of the effective date:

•	a contingent severance payment in an amount equal to 2% of any future net proceeds or fees received by the Company and/or the Company’s subsidiary FX Luxury, LLC from the sale and/or development of the Las Vegas properties owned by the Company’s Las Vegas subsidiaries, up to a maximum of $84,375, provided that such 2% may be increased (but not the maximum amount of $84,375) in the event the Company enters into an equivalent severance arrangement with either its President or Executive Vice President, both of whom are still employed by the Company, that provides for a percentage greater than 2%;

•	COBRA health insurance for a period of three calendar months after the effective date to continue the same health insurance benefits that he and his covered dependents enjoy on the effective date;

•	continued coverage under the Company’s directors and officers liability insurance policy in effect on the effective date until such policy ceases to be in effect; and

•	the retention of previously granted and vested stock options to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $20.00 per share.

Under the terms of Mr. Torino’s employment separation agreement and release, Mr. Torino has agreed, upon reasonable advance notice from the Company, to provide consulting services to the Company and its subsidiaries upon such terms and conditions as may be mutually agreed upon by the parties.

Mr. Torino’s employment separation agreement and release contains customary mutual releases, cooperation and non-disparagement provisions.

The foregoing descriptions of Messrs. Shier’s and Torino’s employment separation agreements and releases are not complete and are qualified in their entireties by reference to the complete text of these agreements, copies of which are filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference.

Shared Services Agreement

In addition to entering into the employment agreements described above, we are party to a shared services agreement with CKX, pursuant to which employees of CKX, including members of senior management, provide services for us, and certain of our employees, including members of senior management, provide services for CKX. The services provided pursuant to the shared services agreement include management, legal, accounting and administrative. For more detailed information about the terms of the shared services agreement, please see “Item 13 Certain Relationships, Related Transactions and Director Independence— Shared Services Agreement”.

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

David M. Ledy (chairman)
Michael Meyer
Harvey Silverman

2008 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal year ended December 31, 2008 by our Chief Executive Officer and the five other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2008. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

							Change in
							Pension
							Value
							and
							Nonqualified
							Deferred
					Stock	Option	Compensation	All Other
Name and	Fiscal	Salary		Bonus	Awards	Awards	Earnings	Compensation
Principal Position	Year	($)		($)	($)	($)(1)	($)	(2)	Total

Robert F.X. Sillerman	2008	$	-- (3)	—	—	—	—	$—	$—
Chairman and Chief
Executive Officer
Paul Kanavos	2008	$	600,000	—		410,700		$12,559	$1,023,259
President
Barry Shier (4)	2008	$	1,981,731	—		—		24,087	$2,005,818
Resigning Chief Operating Officer
Thomas P. Benson (5)	2008	$	-- (6)	$—		—		$—	$—
Former Chief Financial Officer		$
Brett Torino (7)	2008	$	450,000	—		—		8,286	$458,286
Resigning Chairman-Las Vegas Division
Mitchell Nelson (8)	2008	$	525,000	$—		328,560		$26,084	$879,644
General Counsel

(1)	The amounts in this column were calculated utilizing the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”). The amounts represent the amounts recognized by us for the fiscal year 2008 for the fair value of stock options granted to the named executive officers in accordance with SFAS 123R. For information regarding the assumptions underlying the valuation of these option grants under SFAS 123R, see Note 13 (Share-Based Payments) of our consolidated financial statements included in the Original Report. These amounts reflect our accounting expense, and do not correspond to the actual value that will be realized by these Named Executive Officers
(2)	Includes 401K matching and health benefits to the extent the named executive received such benefits during 2008.
(3)	Mr. Sillerman does not receive a base salary under the terms of his employment agreement. Mr. Sillerman provides his services pursuant to and in accordance with the Shared Services Agreement by and between the Company and CKX, Inc. The Company reimburses CKX for a pro rata portion of Mr. Sillerman’s CKX salary based on the amount of Mr. Sillerman’s business time spent on Company matters. For the year ended December 31, 2008, the Company reimbursed CKX in the amount of $260,189 for services provided by Mr. Sillerman.
(4)	Mr. Shier resigned from his position as Chief Operating Officer in April 2009, such resignation to become effective as of May 8, 2009.
(5)	Mr. Benson resigned from the position of Chief Financial Officer in February 2009.
(6)	Prior to his resignation, Mr. Benson did not receive a salary under the terms of his employment agreement. Mr. Benson provided his services pursuant to and in accordance with the Shared Services Agreement by and between the Company and CKX, Inc. The Company reimbursed CKX for a pro rata portion of Mr. Benson’s CKX salary based on the amount of Mr. Benson’s business time spent on Company matters. For the year ended December 31, 2008, the Company reimbursed CKX in the amount of $121,365 for services provided by Mr. Benson.
(7)	Mr. Torino resigned from his position as Chairman-Las Vegas Division in April 2009, such resignation to become effective as of May 8, 2009.
(8)	Under the terms of his employment agreement with the Company, Mr. Nelson is permitted to devote up to one-third of his business time to providing services for or on behalf of Mr. Sillerman, or Flag Luxury Properties, LLC (“Flag”), provided that Mr. Sillerman and/or Flag, as the case may be, will reimburse the Company for the fair market value of the services provided for him or it by Mr. Nelson. For the year ended December 31, 2008, Flag reimbursed the Company for $100,000 of Mr. Nelson’s base salary as result of services provided for it by Mr. Nelson.

Options Granted in Fiscal Year 2008

We granted a total of 8,450,000 options during the fiscal year ended December 31, 2008, of which 7,500,000 were granted to named executive officers.

Outstanding Equity Awards at December 31, 2008

	Option Awards
				Equity
				Incentive
				Plan
				Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised	Option
	Options		Options	Unearned	Exercise	Option
	(#)		(#)	Options	Price	Expiration
Name	Exercisable		Unexercisable	($)	($)	Date

Robert F.X. Sillerman	—	(1)	6,000,000	—	20.00	1/10/18
	—	(2)	250,000		5.00	5/19/18
	—	(2)	250,000		6.00	5/19/18
Paul Kanavos	150,000	(3)	600,000	—	20.00	12/31/17
	—	(2)	100,000		5.00	5/19/18
	—	(2)	100,000		6.00	5/19/18
Barry Shier	750,000	(4)	750,000	—	$10.00	12/31/17
Tom Benson	—	(5)	400,000	—	20.00	1/10/08
	—	(2)	100,000		5.00	5/19/18
	—	(2)	100,000		6.00	5/19/18
Brett Torino	80,000	(6)	320,000		20.00	12/31/17
Mitchell Nelson	80,000	(7)	320,000	—	20.00	12/31/17
	—	(2)	100,000		5.00	5/19/18
	—	(2)	100,000		6.00	5/19/18

(1)	On January 10, 2008, Mr. Sillerman received a grant of options to acquire 6,000,000 shares of common stock. The options vest ratably over a five year period.
(2)	With respect to options granted by the Company on May 19, 2008, one half of the options have an exercise price of $5.00 per share and the other half have an exercise price of $6.00 per share. The options vest over a five year period, with 40% of the $5.00 options vesting after one year, 40% of the $5.00 options vesting after year two, 20% of the $5.00 and 20% of the $6.00 options vesting after year three, 40% of the $6.00 options vesting after year four and 40% of the $6.00 options vesting after year five.
(3)	On December 31, 2007, Mr. Kanavos received a grant of options to acquire 750,000 shares of common stock. The options vest ratably over a five year period.
(4)	On December 31, 2007, Mr. Shier received a grant of options to acquire 1,500,000 shares of common stock. The options vest ratably over a two year period. Under the terms of Mr. Shier’s employment separation agreement and release, Mr. Shier shall retain the options vested at December 31, 2008 to acquire 750,000 shares and forfeit the remaining unvested options to acquire 750,000 shares.
(5)	On January 10, 2008, Mr. Benson received a grant of options to acquire 400,00 shares of common stock. The options vest ratably over a five year period. These options were cancelled upon Mr. Benson’s resignation as Chief Financial Officer in February 2009.
(6)	On December 31, 2007, Mr. Torino received a grant of options to acquire 400,000 shares of common stock. The options vest ratably over a five year period. Under the terms of Mr. Torino’s employment separation agreement and release, Mr. Torino shall retain the options vested at December 31, 2008 to acquire 80,000 shares and forfeit the remaining unvested options to acquire 320,000 shares.
(7)	On December 31, 2007, Mr. Nelson received a grant of options to acquire 400,000 shares of common stock. The options vest ratably over a five year period.

2008 Fiscal Year Option Exercises and Stock Vested

During the year ended December 31, 2008, there were no stock options exercised and no shares of restricted stock that vested.

Pension Benefits

None of our named executive officers is covered by a Company sponsored pension plan or other similar benefit plan that provides for payments or other benefits at, following or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not-tax-qualified.

Potential Payments upon Termination without Cause or Change-in-Control

The following disclosure is for our continuing named executive officers, Messrs. Sillerman, Kanavos and Nelson.

If (i) an executive officer is terminated by our Company without “cause,” (ii) there is a “constructive termination without cause,” or (iii) there is a “change in control,” the employment agreements of Messrs. Kanavos and Nelson provide for the following benefits: (a) base salary for the lesser of (x) three years of the base salary in effect at the time of termination, and (y) the remaining portion of the employment term following termination, plus (b) a bonus for each partial or full year in the unexpired term in an amount equal to the average of all annual bonuses paid during the term of the agreement prior to termination (but in the event, no bonus has been paid, an amount of $100,000), (c) continued eligibility to participate in any benefit plans of our Company for the lesser of (x) three years, and (y) the remaining portion of the employment term following termination plus (iv) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. However, in the event that any amount payable to each executive upon a “change of control” would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to such executive shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. If a change of control were to occur as of December 31, 2008, the maximum amounts payable to each of Messrs. Kanavos and Nelson, respectively, would be 1,794,000 and 1,569,750, respectively.

Upon a (i) termination by our Company without “cause,” (ii) a “constructive termination without cause,” or (iii) a “change in control,” the employment agreement for Mr. Sillerman provides for the following benefits: (a) a payment in the amount of $3,000,000, (b) continued eligibility to participate in any benefit plans of our Company for the lesser of (x) three years, and (y) the remaining portion of the employment term following termination, plus (iii) (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. However, in the event that any amount payable to Mr. Sillerman upon a “change of control” would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Mr. Sillerman shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. If a change of control were to occur as of December 31, 2008, Mr. Sillerman would receive no payment.

The amount of compensation payable to each named executive officer as described above is listed in the table below assuming the termination occurred on December 31, 2008.

			Health/Insurance
Name	Salary	Bonus	Benefits	Total

Robert F.X. Sillerman	$-	$3,000,000	$70,524	$3,070,524
Paul Kanavos	$1,800,000	$-	$70,524	$1,870,524
Mitchell Nelson	$1,575,000	$-	$70,524	$1,645,524

Potential Payments upon Death or Disability

The following disclosure is for our continuing named executive officers, Messrs. Sillerman, Kanavos and Nelson.

The employment agreements of each of Messrs. Kanavos and Nelson provide for the following benefits in the event of their death: (a) a payment in an amount equal to three times base salary in effect at the time of the executive officer’s death plus (b) the full costs of the continuation of any group health, dental and life insurance program through which coverage was provided to any dependent of the executive officer prior to his death, for three years following the executive officer’s death and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. The approximate amount that would be due to the estates of Messrs. Kanavos and Nelson in the event of their death as of December 31, 2008 would be $1,870,524 and $1,645,524, respectively.

The employment agreement for Mr. Sillerman provides for the following benefits in the event of his death: (a) a payment in the amount of $3,000,000 plus (b) the full costs of the continuation of any group health, dental and life insurance program through which coverage was provided to any dependent of the executive officer prior to his death, for three years following the executive officer’s death and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. The approximate amount that would be due to the estate of Mr. Sillerman in the event of his death as of December 31, 2008 would be $3,000,000.

Pursuant to the employment agreements for Messrs Kanavos and Nelson, in the event of a disability continuing for a period in excess of six continuous months, such named executive officer shall be entitled to his full salary for the first six months of his disability (the last day of such 6-month period is referred to as the disability date), and, thereafter, each such named executive officer would be entitled to an accelerated payment equal to 75% of his salary for the remainder of the term of his employment agreement. Assuming a disability date of December 31, 2008, the approximate amount that would be due to each of Messrs. Kanavos and Nelson would be 1,875,000 and 1,640,625, respectively. Such amounts would be reduced by any benefits payable to the named executive officer under any insurance plan for which the Company paid the premiums.

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

For 2008, non-employee directors received an annual fee of $80,000, paid half in cash and half in shares of restricted Common Stock, or at their election all in shares of restricted Common Stock (see below), plus $1,000 for attendance at each meeting of our board of directors and $750 for attending each meeting of a committee of which he is a member. The chairperson of the Audit Committee received an additional annual fee of $20,000 and each of the other members of the Audit Committee received an additional fee of $10,000 for serving on the Audit Committee.

The chairpersons of each other committee received an additional annual fee of $10,000 and each of the other members of such committees received an additional annual fee of $5,000. All fees described above will be payable half in cash and half in equity awards under the Company’s 2007 Long-Term Incentive Compensation Plan, though each non-employee director will have the option to elect, on an annual basis, to receive 100% of his compensation in equity awards

The Company pays non-employee directors on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate

The total compensation received by our non-employee directors during fiscal year 2008 is shown in the following table (1):

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)(2)	($)(3)	($)

David Ledy (4)	$30,500	$105,500	$136,000
Michael Meyer (5)	$26,750	$40,000	$66,750
John Miller (6)	$--	--	$--
Harvey Silverman (7)	$42,750	$76,750	$119,500
Robert Sudack (8)	$--	$--	$--

(1)	Represents compensation actually paid during the year ended December 31, 2008, which includes compensation for the fourth quarter of 2007 and the first three quarters of 2008.
(2)	Directors are paid half in cash and half in equity, unless they elect to receive a greater percentage of their compensation in equity. Based on the low trading price of the Company’s common stock and in order to avoid the dilutive effect of issuing shares of stock at such a depressed value, the Company elected to pay all fourth quarter director compensation in cash.
(3)	All stock awards are made either in stock options or shares of Common Stock and are granted under the Company’s 2007 Long-Term Incentive Compensation Plan.
(4)	Mr. Ledy elected to paid all in stock for the first three quarters of 2008.
(5)	Mr. Meyer was appointed to the Board in May 2008. Mr. Meyer elected to be paid in all stock for the second and third quarters of 2008.
(6)	Mr. Miller was not a member of the Board of Directors during the fiscal year ended December 31, 2008. Mr. Miller was appointed to the Board in January 2009.

(7)	Mr. Silverman elected to be paid all in stock for the second and third quarters of 2008.
(8)	Mr. Sudack was not a member of the Board of Directors during the fiscal year ended December 31, 2008. Mr. Sudack was appointed to the Board in January 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

	(a)	(b)
	Number of	Weighted-
	Securities to	Average
	be	Exercise	(c)
	Issued Upon	Price of	Number of
	Exercise of	Outstanding	Securities
	Outstanding	Options,	Remaining
	Options, Warrants	Warrants and	Available For
Plan Category	and Rights	Rights	Future Issuance
	(#)	($)	(#)

Equity compensation plans approved by security holders	11,812,794	15.92	3,777,206

Equity compensation plans not approved by security holders	-	-	-

For a description of our 2007 Executive Equity Incentive Plan and 2007 Long-Term Incentive Compensation Plan, see Note 13 to our audited Consolidated Financial Statements included in the Original Report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 29, 2009 by:

•	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock,

•	each of our continuing and resigning named executive officers;

•	each of our directors; and

•	all of our directors and continuing and resigning executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to common stock purchase warrants held by that person that are exercisable as of the Record Date or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

As of April 29, 2009, we had outstanding 51,992,417 shares of our common stock.

	Shares	Percentage of
	Beneficially	Common
Name and Address of Beneficial Owner(1)	Owned	Stock

Beneficial Owners of 5% or More
Robert F.X. Sillerman(2)	20,946,500	37.1%
Brett Torino(3)	13,363,577	24.6%
Paul C. Kanavos(4)	12,535,009	23.5%
The Huff Alternative Fund, L.P.(5)	6,739,542	12.9%

Directors and Continuing and Resigning Named Executive Officers (not otherwise included above):
Harvey Silverman(6)	2,434,161	4.6%
Barry A. Shier(7)	2,107,145	3.9%
Mitchell J. Nelson(8)	275,571	*
David M. Ledy	45,725	*
Michael J. Meyer	32,695	*
Bryan E. Bloom	—	*
John D. Miller	—	*
Robert Sudack	118,400	*
All directors and continuing and resigning executive officers as a group (12 individuals)(9)	41,043,111	69.8%

*	Represents less than 1%.

(1)	Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o FX Real Estate and Entertainment Inc., 650 Madison Avenue,
New York, New York 10022, telephone (212) 838-3100.

(2)	Includes: (i) 14,471,972 shares of common stock owned directly by Mr. Sillerman (consisting of: (A) 13,271,972 shares of common stock owned of record by Mr. Sillerman; and (B) 1,200,000 shares of common stock issuable upon the exercise of presently exercisable stock options held by Mr. Sillerman that are exercisable at $20.00 per share) and (ii) 6,474,528 shares of common stock owned indirectly by Mr. Sillerman (consisting of: (A) 766,917 shares of common stock owned of record by Sillerman Capital Holdings, L.P., which Mr. Sillerman controls through a trust for the benefit of his descendents; (B) 300,000 shares of common stock owned of record by Laura Baudo Sillerman, Mr. Sillerman’s spouse; and (C) 5,407,611 shares of common stock owned of record by Atlas Real Estate Funds, Inc., of which Mr. Sillerman is a director, executive officer and controlling stockholder).

(3)	Includes: (i) 256,238 shares of common stock owned directly by Mr. Torino (consisting of: (A) 176,238 shares of common stock owned of record by Mr. Torino; and (B) 80,000 shares of common stock issuable upon the exercise of presently exercisable stock options held by Mr. Torino that are exercisable at $20.00 per share) and (ii) 13,107,339 shares of common stock owned indirectly by Mr. Torino (consisting of: (A) 5,556,870 shares of common stock owned of record by the Brett Torino, ONIROT Living Trust dated 6/20/2000, a living trust formed for the sole benefit of Mr. Torino; (B) 2,142,858 shares of common stock issuable upon the exercise of presently exercisable warrants held by TTERB Living Trust, a living trust formed for the sole benefit of Mr. Torino, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; and (C) 5,407,611 shares of common stock owned of record by Atlas Real Estate Funds, Inc., of which Mr. Torino is a director, executive officer and controlling stockholder).

(4)	Includes: (i) 7,127,398 shares of common stock owned directly by Mr. Kanavos (consisting of: (A) 354,254 shares of common stock owned of record by Mr. Kanavos; (B) 4,980,284 shares of common stock owned of record by Mr. Kanavos and his spouse, Dayssi Olarte de Kanavos, as joint tenants; (C) 500,000 shares of common stock owned of record by the Paul C. Kanavos 2008 GRAT; (D) 1,142,860 shares of common stock issuable upon the exercise of presently exercisable warrants held by Mr. Kanavos and his spouse, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; and (E) 150,000 shares of common stock issuable upon the exercise of presently exercisable stock options held by Mr. Kanavos that are exercisable at $20.00 per share) and (ii) 5,407,611 shares of common stock owned indirectly by Mr. Kanavos (consisting of the shares of common stock owned of record by Atlas Real Estate Funds, Inc., of which Mr. Kanavos is a director, executive officer and controlling stockholder). Mr. Kanavos’ beneficial ownership excludes 500,000 shares of Common Stock owned of record by his spouse’s GRAT, the Dayssi Olarte de Kanavos 2008 GRAT.

(5)	Held of record by The Huff Alternative Fund, L.P. and one of its affiliated limited partnerships (together, the “Huff Entities”). William R. Huff possesses the sole power to vote and dispose of all the shares of common stock held by the Huff Entities, subject to the internal screening procedures and other securities law compliance policies that from time to time require Mr. Huff to delegate to one or more employees of the Huff Entities transaction and/or securities disposition authority with respect to certain entities, including our company. All such employees serve under the ultimate direction, control and authority of Mr. Huff. Thus, Mr. Huff is deemed to beneficially own 6,739,542 shares of common stock. The address of the Huff Entities and Mr. Huff is 67 Park Place, Morristown, New Jersey 07960.

(6)	Includes: (i) 1,384,119 shares of common stock owned of record by Mr. Silverman; (ii) 478,612 shares of common stock owned of record by Silverman Partners, L.P., of which Mr. Silverman is the sole general partner; and (iii) 571,430 shares of common stock underlying presently exercisable warrants owned of record by Silverman Partners, L.P. These warrants are exercisable at prices of $4.50 per share for 285,715 of the underlying shares and $5.50 per share for 285,715 of the underlying shares.

(7)	Includes: (i) 785,715 shares of common stock owned of record by Mr. Shier, (ii) 750,000 shares of common stock issuable upon the exercise of presently exercisable stock options held by Mr. Shier that are exercisable at $10.00 per share and (iii) 571,430 shares of common stock underlying presently exercisable warrants owned of record by Mr. Shier. These warrants are exercisable at prices of $4.50 per share for 285,715 of the underlying shares and $5.50 per share for 285,715 of the underlying shares.

(8)	Includes: (i) 95,571 shares of common stock owned of record by a family limited liability company, of which Mr. Nelson is the sole manager, (ii) 100,000 shares of common stock underlying presently exercisable warrants owned of record by Mr. and Mrs. Nelson that are exercisable at prices of $4.50 per share for 50,000 of the underlying shares and $5.50 per share for 50,000 of the underlying shares, and (iii) 80,000 shares of common stock issuable upon the exercise of presently exercisable stock options held by Mr. Nelson that are exercisable at $20.00 per share.

(9)	Includes an aggregate of 6,788,578 shares of common stock underlying presently exercisable warrants and options described above in notes 3, 4, 6, 7 and 8.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are a number of conflicts of interest of which stockholders should be aware regarding our ownership and operations. Set forth below a list of related parties with whom we have engaged in one or more transactions as well as a summary of each transaction involving such related parties.

Related Parties

•	Robert F.X. Sillerman, our Chairman and Chief Executive Officer, (i) is the Chairman and Chief Executive Officer of CKX, Inc., (ii) owns approximately 28% of the outstanding common stock of CKX, and (iii) owns approximately 29.3% of the outstanding equity of Flag Luxury Properties.

•	Paul Kanavos, our President, (i) is the Chairman and Chief Executive Officer of Flag Luxury Properties, and (ii) owns approximately 29.3% of the outstanding equity of Flag Luxury Properties.

•	Flag Luxury Properties holds a $15 million priority preferred distribution as more fully described below.

•	CKX, Inc. is party to a shared services agreement with us as more fully described below.

Priority Preferred Distribution

Flag Luxury Properties holds a $15 million priority preferred distribution right in FX Luxury Realty. This right entitles Flag Luxury Properties to receive an aggregate amount of $15 million prior to any distributions of cash by FX Luxury Realty from the proceeds of certain predefined capital transactions. Until the preferred distribution is paid in full, we are required to use the proceeds from certain predefined capital transactions to pay the amount then owed to Flag Luxury Properties under such priority preferred distribution right. This right carries no voting or other rights, other than the right to receive the priority preferred distribution. Robert F.X. Sillerman and Paul Kanavos each own, directly and indirectly, an approximate 29.3% interest in Flag Luxury Properties and each will be entitled to receive his pro rata participation of the $45 million priority distribution when paid by FX Luxury Realty.

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

Flag Shared Services Arrangement

We are also party to a shared services arrangement with Flag Luxury Properties, a company owned and controlled by Robert F.X Sillerman, Paul Kanavos and Brett Torino, pursuant to which Flag reimburses the Company for the services of Mitchell J. Nelson and certain administrative employees, based on an allocation of time spent on Flag matters and the Company reimburses Flag for an allocation of rent and related overhead for the offices occupied by Paul Kanavos, Mitchell J. Nelson, and certain administrative personnel (see below under 650 Madison Avenue Office Space), based on an allocation of their time spent with respect to Company matters. The shared services arrangement is at will and may be terminated at any time by either party.

Payments under the agreements are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.

The Company presents the report prepared as described above to the Audit Committee. Because the shared services arrangement with Flag constitutes an agreement with a related party, the allocation and reimbursements are reviewed and approved by the Audit Committee of the board of directors of the Company, which consists entirely of independent members of the board of directors. If the Audit Committee raises any questions or issues with respect to the report, the parties cause their duly authorized representatives to meet promptly to address such questions or issues in good faith and, if appropriate, prepare a revised report. If the report is approved by Audit Committee, then the net payment due as shown in the report is promptly paid.

Stockholder Lock-Ups

Certain of our affiliates, including Robert F.X. Sillerman, Brett Torino and Paul C. Kanavos, have entered into lock-up agreements which prevent them from selling their shares of our common stock until the expiration of three years from the time of the reorganization transactions. Messrs. Sillerman, Kanavos and Torino have agreed not to sell any of the shares they received in connection with the distribution from Flag Luxury Properties to its members and certain of its employees for a period of three (3) years. Once the three year lock-up agreements for Messrs. Sillerman, Kanavos and Torino expire, we expect that 26,470,845 shares of our common stock will be eligible for sale pursuant to Rule 144.

Related Party Indebtedness

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

19X Payment

In March 2008, the Company made a payment in the amount of $51,000 on behalf of 19X, Inc., a company that is owned and controlled, in part, by Robert F.X. Sillerman. The Company made the payment for administrative convenience, concurrent with its own payment for travel expenses incurred in connection with a trip taken for a shared business opportunity. As of April 30 2009, the full amount of the payment remains outstanding. The Company intends to continue to pursue payment of the full amount.

650 Madison Avenue Office Space

Since April 1, 2008, the Company has sublicensed certain space from Flag Luxury Properties, which in turn sublicensed the space from Flag Anguilla Management, a company controlled by Robert F.X. Sillerman. The rent for such space is calculated on a quarterly basis and is incorporated into the quarterly shared services calculation between the Company and Flag Luxury Properties described above. For the three months ended March 31, 2009, rental reimbursements to Flag Luxury Properties totaled $35,400.

Effective April 1, 2009, CKX reached an agreement with the Company and Flag Anguilla, pursuant to which (i) Flag Anguilla assigned its sublease for the 15th floor to CKX, and (ii) CKX sublicensed a portion of such space to the Company. The terms of the agreement runs concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX is responsible for payment of the full rental amount each month to the sublandlord, and the Company will pay its pro rata share of the rent for the space it occupies to CKX, with such payments to be made on the first day of every month during the term. The agreement is terminable at the Company’s option on 90 days written notice, and is terminable at the option of CKX upon the failure of the Company to make a single rental payment when due, subject to a five (5) day cure period.

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

Independent Directors

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s Board must meet the criteria for independence required by The NASDAQ Global Market and that the Company shall at all times have an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. In particular, Rules 4200 and 4350 of The NASDAQ Global Market require that a majority of our Board qualify as “independent”.

Messrs. Ledy, Meyers, Miller, Silverman and Sudack, whose biographical information is included below under the heading “Executive Officers and Directors of FX Real Estate and Entertainment Inc.,” have been appointed to our Board as independent directors and qualify as such under the applicable rules of The NASDAQ Global Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the aggregate fees for services provided by Ernst & Young LLP to the Company and its subsidiaries with respect to the years ended December 31, 2008 and 2007:

	2008	2007

Audit Fees(1)	$1,050,600	$2,454,300
Audit-Related Fees
Tax Fees(2)	265,300	286,900
All Other Fees

Total	$1,315,900	$2,741,200

(1)	Audit Fees were for audit services, including (i) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on the Company’s consolidated financial statements, (ii) consultation with management as to the accounting or disclosure treatment of transactions or events, and (iii) services associated with SEC registration statements.

(2)	Tax Fees were for services related to (i) tax compliance and (ii) tax planning and tax advice.

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

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

FX Real Estate and Entertainment Inc.

By:	/s/ ROBERT F.X. SILLERMAN	April 30, 2009

Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board

By:	/s/ STEPHEN A. JARVIS	April 30, 2009

Stephen A. Jarvis Principal Accounting Officer

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Accounting Officer