Form 10-Q
period 2009-03-31
FX Real Estate & Entertainment Inc.
filed 2009-05-14
CIK 1410402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 13, 2009, there were 51,992,417 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

As has been disclosed previously, FX Real Estate and Entertainment Inc. (the “Company”) is in severe financial distress and may not be able to continue as a going concern. Our current cash flow from operations and cash on hand as of March 31, 2009 are not sufficient to fund our short-term liquidity requirements, including our ordinary course obligations as they come due. The Company’s Las Vegas subsidiaries are currently in default under the mortgage loan secured by their Las Vegas property ($454 million aggregate principal amount outstanding as of March 31, 2009), which is substantially our entire business, and neither the Company nor its Las Vegas subsidiaries are able to repay the obligations with respect thereto. As a result of the continuing default, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. Under Nevada law, the Las Vegas subsidiaries have the legal right to cure the default during a 35-day redemption period that expires on May 18, 2009 or else the Las Vegas property may be sold thereafter in accordance with Nevada law (the process takes approximately 120 days) in a trustee sale to satisfy the first lien lenders’ obligations secured by the property. Although the second lien portion of the mortgage loan is also in default, pursuant to the intercreditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

Neither the Company nor its Las Vegas subsidiaries are able to cure the aforementioned default. Consequently, the Company and its Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot guarantee to what extent, if any, such actions may be viable or effective.

As has also been disclosed previously, on April 24, 2009, the Company filed a Form 25 with the Securities and Exchange Commission to voluntarily delist its common stock from The NASDAQ Stock Market, which delisting became effective on May 4, 2009. The Company’s common stock is currently quoted on the Pink Sheets under the symbol FXRE.PK.

As has also been disclosed previously, on April 30, 2009, the Company entered into employment separation agreements and releases with Barry A. Shier, a director and the Chief Operating Officer of the Company and the Chief Executive Officer of the Company’s Las Vegas subsidiaries, and Brett Torino, the Chairman of the Company’s Las Vegas Division, each of which agreements became effective on May 8, 2009 (the “effective date”). At the effective date of these agreements, Messrs. Shier and Torino resigned from all positions with the Company and its subsidiaries and their employment agreements with the Company terminated. The Company entered into these agreements with Messrs. Shier and Torino because of its inability to continue to pay salary and other compensation to Messrs. Shier and Torino under their employment agreements with the Company due to the Company’s current financial condition as described above. For a summary of the terms and conditions of Messrs. Shier’s and Torino’s employment separation agreements and releases, reference is made to the Company’s Current Report on Form 8-K dated April 30, 2009, as filed with the Securities and Exchange Commission on April 30, 2009.

FX Real Estate and Entertainment Inc.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,059	$2,659
Restricted cash	288	29,814
Marketable securities	118	4,231
Rent and other receivables, net of allowance for doubtful accounts of $53 at March 31, 2009 and $17 at December 31, 2008	359	124
Deferred financing costs, net	—	54
Prepaid expenses and other current assets	1,380	1,325

Total current assets	6,204	38,207
Investment in real estate:
Land	212,624	212,624
Building and improvements	32,816	32,816
Furniture, fixtures and equipment	730	730
Less: accumulated depreciation	(27,877)	(27,370)

Net investment in real estate	218,293	218,800
Acquired lease intangible assets, net	1,043	1,063

Total assets	$225,540	$258,070

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$11,152	$10,321
Accrued license fees	—	10,000
Debt in default — see note 9	454,000	475,000
Notes payable	—	391
Due to related parties	1,269	1,373
Other current liabilities	532	519
Acquired lease intangible liabilities, net	11	13
Unearned rent and related revenue	279	36

Total current liabilities	467,243	497,653
Other long-term liabilities	297	309

Total liabilities	467,540	497,962
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share issued and outstanding at March 31, 2009 and at December 31, 2008	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 51,992,417 shares issued and outstanding at March 31, 2009 and December 31, 2008	520	520
Additional paid-in-capital	299,915	299,142
Accumulated deficit	(542,435)	(539,554)

Total stockholders’ deficit	(242,000)	(239,892)

Total liabilities and stockholders’ deficit	$225,540	$258,070

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Revenue	$4,615	$485

Operating expenses:
License fees (see note 11)	(10,000)	2,500
Selling, general and administrative expenses	4,056	4,675
Depreciation and amortization expense	507	6
Operating and maintenance	1,131	11
Debt restructuring expenses	855	—
Real estate taxes	448	54

Total operating expenses	(3,003)	7,246

Income (loss) from operations	7,618	(6,761)
Interest income	18	106
Interest expense	(10,379)	(14,327)
Other expense	(138)	—
Loss from incidental operations	—	(4,053)

Net loss	(2,881)	(25,035)
Less: Net loss attributable to noncontrolling interest	—	(2)

Net loss attributable to FX Real Estate and Entertainment Inc.	$(2,881)	$(25,033)

Per share information attributable to FX Real estate and Entertainment Inc.:

Basic and diluted loss per share	$(0.06)	$(0.62)

Basic and diluted average number of common shares outstanding	51,992,417	40,323,586

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Consolidated	Consolidated
	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net loss	$(2,881)	$(25,035)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Reversal of license fees	(10,000)	—
Impairment of available-for-sale securities	387	—
Gain on sales of marketable securities	(249)	—
Depreciation and amortization	507	5,403
Deferred financing cost amortization	54	3,261
Share-based payments	773	941
Provision for accounts receivable allowance	36	323
Changes in operating assets and liabilities:
Receivables	(316)	(230)
Other current and non-current assets	(35)	(467)
Accounts payable and accrued expenses	1,181	(125)
Accrued license fees	—	2,500
Due to related parties	(104)	824
Unearned revenue	243	65
Other	(1)	(36)

Net cash used in operating activities	(10,405)	(12,576)

Cash flows from investing activities:
Restricted cash	29,526	12,344
Proceeds from sales of marketable securities	3,975	—
Purchase of property and equipment	—	(42)
Capitalized development costs	—	(2,123)

Net cash provided by investing activities	33,501	10,179

Cash flows from financing activities:
Principal payment on mortgage loan	(21,000)	—
Repayment of margin loan	(741)	—
Repayment of notes	—	(23,000)
Proceeds from sale of common stock	—	2,570
Proceeds from rights offering and investment agreements, net	—	30,373
Contribution from noncontrolling interest	45	349

Net cash (used in) provided by financing activities	(21,696)	10,292

Net increase in cash and equivalents	1,400	7,895
Cash and cash equivalents — beginning of period	2,659	2,559

Cash and cash equivalents — end of period	$4,059	$10,454

Supplemental cash flow information:
Cash paid for interest	$4,792	$11,219
Cash paid for debt restructuring expenses	$855	$—

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 and as of December 31, 2008 reflect the results of operations of FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FX Luxury Realty, LLC, which changed its name to FX Luxury, LLC in August 2008 (“FXLR”). The financial information in this report for the three months ended March 31, 2009 and 2008 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three months ended March 31, 2009 and 2008 periods are not necessarily indicative of the results for the full year.

The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 (the “Form 10-K”). Certain prior period amounts presented have been reclassified to conform to the current period presentation.

2.	Organization and Background

Business of the Company

The Company’s business consists of owning and operating 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and intended to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas subsidiaries have defaulted on the $475 million mortgage loan secured by the Las Vegas property as a result of failing to repay the loan at maturity on January 6, 2009, and the first lien lenders under the mortgage loan have commenced exercising their remedies. As a result of the ongoing default and the first lien lenders’ exercise of remedies, the Company intends to continue the property’s current commercial leasing activities so long as it is legally permitted and financially able to do so. As a result of the abandonment of the previously announced redevelopment plans, the Company recorded an impairment charge related to a write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2008. As more fully described in note 9 below, as a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million as of then.

As described above and more fully described in note 9 below, due to the ongoing default of the mortgage loan secured by the Las Vegas property, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the first lien principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. Under Nevada law, the Las Vegas subsidiaries have the legal right to cure the default during a 35-day redemption period that expires on May 18, 2009 or else the Las Vegas property may be sold thereafter in accordance with Nevada law (the process takes approximately 120 days) in a trustee sale to satisfy the first lien lenders’ obligations secured by the property. Neither the Company nor its subsidiaries are able to cure the default. Consequently, the Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot guarantee to what extent, if any, such actions may be viable or effective. Although the second lien portion of the mortgage loan is also in default, pursuant to the intercreditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

The loss of the Las Vegas property, which is substantially the entire business of the Company, would have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to continue as a going concern.

Impairment of Land

As a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its then estimated fair value of $218.8 million. The current global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of, and/or loan defaults related to, several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Although the Company is not aware of any basis for a material diminution in the value of the land since such appraisal, the lack of comparable sales and the rapidly changing economic environment means that no assurance can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the land by the Company or upon foreclosure by the lenders at or near the carrying value of $218.3 million as of March 31, 2009 would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

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

CKX Distribution

On January 10, 2008, the Company became a publicly traded company as a result of the completion of the distribution of 19,743,349 shares of common stock to CKX, Inc.’s stockholders of record as of December 31, 2007. This distribution is referred to herein as the “CKX Distribution.”

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

For more information about the terms of the special preferred stock, please see the Company’s Form 10-K.

Private Placement of Units

Between July 15, 2008 and July 18, 2008, the Company sold in a private placement to Paul C. Kanavos, the Company’s President, Barry A. Shier, the Company’s Chief Operating Officer (at the time of purchase), an affiliate of Brett Torino, the Company’s Chairman of the Las Vegas Division (at the time of purchase), Mitchell J. Nelson, the Company’s Executive Vice President and General Counsel, and an affiliate of Harvey Silverman, a director of the Company, an aggregate of 2,264,289 units at a purchase price of $3.50 per unit. Each unit consisted of one share of the Company’s common stock, a warrant to purchase one share of the Company’s common stock at an exercise price of $4.50 per share and a warrant to purchase one share of the Company’s common stock at an exercise price of $5.50 per share. The warrants to purchase shares of the Company’s common stock for $4.50 per share are exercisable for a period of seven years and the warrants to purchase shares of the Company’s common stock for $5.50 per share are exercisable for a period of ten years. The Company generated aggregate proceeds from the sale of the units of approximately $7.9 million.

3.	Going Concern

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities in the ordinary course of business. As more fully discussed in note 9, the Las Vegas subsidiaries are in default under the $475 million mortgage loan secured by the Las Vegas property as a result of the failure to make repayment at the maturity date on January 6, 2009. Due to the ongoing default of the mortgage loan secured by the Las Vegas property, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. Under Nevada law, the Las Vegas subsidiaries have the legal right to cure the default during a 35-day redemption period that expires on May 18, 2009 or else the Las Vegas property may be sold thereafter in accordance with Nevada law (the process takes approximately 120 days) in a trustee sale to satisfy the first lien lenders’ obligations secured by the property. Neither the Company nor its subsidiaries are able to cure the default. Consequently, the Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot guarantee to what extent, if any, such actions may be viable or effective. Although the portion of the mortgage in favor of the second lien lenders is also in default, because the first lien lenders are currently exercising their remedies under the first lien, the second lien lenders are currently not able to proceed to exercise their remedies (which have been stayed under the intercreditor agreement as long as the first lien lenders continue exercising their remedies).

The loss of the Las Vegas property, which is substantially the entire business of the Company, would have a material adverse effect on the Company’s business, financial condition and results of operations. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

4.	Accounting Policies

Significant Accounting Policies

During the three months ended March 31, 2009, there have been no significant changes in the Company’s significant accounting policies and estimates as disclosed in the Form 10-K.

Impact of Recently Issued Accounting Standards

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s marketable securities qualify as level one financial assets in accordance with SFAS 157 as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company does not have any other level three financial assets or liabilities. The adoption of the provisions of SFAS 157 did not affect the Company’s historical consolidated financial statements.

The Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”) on January 1, 2009. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis. The Company has completed its assessment of the impact of SFAS 160 on its consolidated financial statements and has concluded that the statement has not had a significant impact on the Company’s consolidated financial statements. The Company’s adoption of SFAS 160 has no significant impact for its existing noncontrolling interest because the impact is limited to presentation and disclosure in the Company’s financial statements. The prior period has been restated to conform to the 2009 presentation as SFAS 160 requires retrospective application of the presentation and disclosure requirements to all periods presented. A prospective change is that future changes in noncontrolling interests are accounted for as equity transactions, unless the change results in a loss of control.

5.	Marketable Securities

Marketable securities at March 31, 2009 and December 31, 2008 consist of the shares of common stock of the Riviera Holdings Corporation [AMEX: RIV] (“Riv Shares”), a company that owns and operates the Riviera Hotel & casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado. While the Company had been exploring an acquisition of Riviera Holdings Corporation, such exploration was terminated as a result of prevailing capital market conditions and the Company’s financial condition.

These securities are classified as available for sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value. Based on the Company’s evaluation of the underlying reasons for the decline in value associated with the Riv Shares, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company determined that the unrealized losses were other than temporary as of March 31, 2009 and December 31, 2008. During the three months ended March 31, 2009, the Company sold 1,294,775 of the Riviera shares for net proceeds of $4.0 million. As of March 31, 2009, the Company had sold all but 115,588 of the Riviera shares; the remaining 115,588 shares were subsequently sold in April 2009.

6.	Comprehensive Income

The following table is a reconciliation of the Company’s net loss to comprehensive loss for the three months ended March 31, 2008:

Three Months
Ended,
March 31, 2008
(Amounts in thousands)

Net loss	$(25,035)
Unrealized loss on marketable securities	(14,372)

(39,407)
Net loss attributable to noncontrolling interest	2

Comprehensive loss	$(39,405)

Marketable securities at March 31, 2008 consisted only of the Riv Shares owned by FXRE. These securities are classified as available for sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value. Prior to June 30, 2008, the unrealized gain or loss was reported in other comprehensive income as a separate component of stockholders’ equity as the Company did not consider the losses to be other than temporary.

7.	Loss Per Share/Common Shares Outstanding

Loss per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing net loss attributable to FX real Estate and Entertainment Inc. common stockholders by the weighted-average number of shares outstanding during the period. Diluted loss per share includes the determinants of basic loss per share and, in addition, gives effect to potentially dilutive common shares. The diluted loss per share calculations exclude the impact of all share-based stock awards because the effect would be anti-dilutive. For the three months ended March 31, 2009 and 2008, 11,812,794 and 9,450,000 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

8.	Incidental Operations

The Company follows the provisions of Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Operations of Real Estate Projects (“SFAS 67”) to account for certain operations of the Las Vegas subsidiaries. In accordance with SFAS 67, these operations are considered “incidental,” and as such, for each entity, when the incremental revenues exceed the incremental costs, such excess is accounted for as a reduction of capitalized costs of the redevelopment project.

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income (loss) from operations for the three months ended March 31, 2009.

The following table summarizes the results from the incidental operations of the Company for the three months ended March 31, 2008:

Three Months
Ended
March 31, 2008
(Amounts in thousands)

Revenue	$4,569
Depreciation	(5,396)
Operating & other expenses	(3,226)

Loss from incidental operations	$(4,053)

9.	Debt and Notes Payable

Debt in Default

The Company’s debt as of March 31, 2009 includes a mortgage loan on the Las Vegas property in the principal amount of $454 million (the “Mortgage Loan”).

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

The Mortgage Loan contains covenants that regulate our incurrence of debt, disposition of property and capital expenditures. As of March 31, 2009, the Las Vegas subsidiaries were in default under the Mortgage Loan as a result of failing to repay the Mortgage Loan at maturity on January 6, 2009.

On January 6, 2009, following the Las Vegas subsidiaries’ failure to repay the Mortgage Loan at maturity, the first lien lenders under the Mortgage Loan delivered their demand for repayment of all of the obligations owed to them under the loan, including the first lien principal amount of $280 million. On January 30, 2009, the first lien lenders seized the cash collateral reserve accounts established under the Loan from which the Las Vegas subsidiaries had been drawing working capital funds to meet ordinary expenses, including operating the Las Vegas property, and applied $21 million of that amount to the outstanding principal under the first lien loan. In addition, the first lien lenders have directed all payments from the existing tenants on the Las Vegas property to be delivered directly to the lenders. Each month the Las Vegas subsidiaries may make a request of the lenders to access that amount of the revenue generated by the current rental operations that the Las Vegas subsidiaries deem necessary to meet the operating expenses related to the Las Vegas property. The lenders have sole discretion to approve or reject any such requests. Because the Las Vegas subsidiaries have limited cash available, if the lenders fail to approve the draw requests in full or in part or delay the processing, the Las Vegas subsidiaries will not be able to satisfy their obligations and pay for necessary expenses unless the Company is able to fund the shortfalls from other sources. The Company has limited cash available with which to provide any such funding.

At March 31, 2009, interest rates on the Mortgage Loan were at Prime plus applicable margins of 50 basis points on the $229 million tranche; 300 basis points on the $30 million tranche; and 800 basis points on the $195 million tranche; the effective interest rates on each tranche at March 31, 2009 were 5.75%, 8.25% and 13.25%, respectively, including 2% default rate on each of the tranches which was effective since the Mortgage Loan went into default.

The Company has incurred debt restructuring expenses including legal and bank fees and other related costs in the amount of $0.9 million during the first quarter of 2009.

After the first lenders seized control of the cash collateral accounts, in accordance with the terms of the intercreditor agreement amongst the lenders, the Company ceased making payments of interest and other fees and expenses to the second lien lenders. As a result of the intercreditor agreement, the second lien lenders are not entitled to commence an action or pursue any remedy until 120 days after the first lien lenders have received from the second lien lenders notice of acceleration and then only under certain circumstances, as set forth in the such agreement. For example, if the first lien lenders pursue their remedies (such as by filing the Notice of Breach and Election to Sell as described below), then the second lien lenders’ remedies are stayed. As a result, no interest is currently being paid on the $195 million second lien loan.

Neither the Company nor the Las Vegas subsidiaries are able to repay the obligations outstanding under the Mortgage Loan.

As a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million in the year ended December 31, 2008. That charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million which management believes to be reasonable. Although the Company is not aware of any basis for a material diminution in the value of the land since such appraisal, the lack of comparable sales and the rapidly changing economic environment means that no assurance can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the land by the Company or upon foreclosure by the lenders at or near the carrying value of $218.3 million as of March 31, 2009 would be insufficient to fully repay the outstanding Mortgage Loan and therefore would result in the Company receiving no net cash proceeds.

While the Las Vegas subsidiaries have engaged in preliminary discussions with the first lien lenders and the second lien lenders regarding potential solutions to the existing loan default, no agreement has yet been reached. On April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the principal amount of $259 million and other obligations owed to them under the Mortgage Loan and secured by the property. Under Nevada law, the Las Vegas subsidiaries have the legal right to cure the default during a 35-day redemption period that expires on May 18, 2009 or else the Las Vegas property may be sold thereafter in accordance with Nevada law (the process takes approximately 120 days) in a trustee sale to satisfy the first lien lenders’ obligations secured by the property. Although the second lien portion of the Mortgage Loan is also in default, pursuant to the intercreditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

Neither the Company nor its subsidiaries are able to cure the aforementioned default. Consequently, the Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot guarantee to what extent, if any, such actions may be viable or effective.

Notes Payable

Riv Loan — On June 1, 2007, the Company obtained a $23 million loan from an affiliate of Credit Suisse (the “Riv Loan”), the proceeds of which were used to fund the Riviera transactions. The Riv Loan was repaid in full on March 15, 2008 with proceeds from the rights offering.

Bear Stearns Loan — On September 26, 2007, the Company obtained a $7.7 million margin loan from Bear Stearns, which, along with the CKX loan (see note 10), was used to fund the exercise of an option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The Company’s shares of Riviera common stock were pledged as collateral for the margin loan with Bear Stearns. As of December 31, 2008, the Company made payments of approximately $7.3 million to pay down the margin loan in conjunction with these loan requirements; the remaining $0.4 million plus interest of $0.3 million was repaid in January 2009 with a portion of the proceeds from the sale of Riviera shares.

Please see note 10 for a description of the CKX loan and other related party debt.

10.	Related Party Debt

On June 1, 2007, the Company signed a promissory note with Flag Luxury Properties, LLC for $1.0 million, representing amounts owed to Flag related to funding for the purchase of the shares of Flag Luxury Riv. The note accrued interest at 5% per annum through December 31, 2007 and 10% from January 1, 2008 through March 31, 2008, the maturity date of the note. The Company discounted the note to fair value and recorded interest expense accordingly. On April 17, 2008, this note was repaid in full and retired with proceeds from the rights offering.

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

11.	Terminated License Agreements with Related Parties

On June 1, 2007, the Company entered into license agreements with Elvis Presley Enterprises, Inc. (“EPE”), an 85%-owned subsidiary of CKX, Inc. [NASDAQ: CKXE], and Muhammad Ali Enterprises LLC (“MAE”), an 80%-owned subsidiary of CKX, which allowed the Company to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of its real estate and other entertainment attraction-based projects.

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

Accounting for Minimum Guaranteed License Payments

The Company accounted for the 2008 minimum guaranteed license payments under the EPE and MAE license agreements ratably over the period of the benefit. Accordingly, the Company included license fee expense in the accompanying consolidated statement of operations of $2.5 million for the three months ended March 31, 2008. In the three months ended March 31, 2009, the Company reversed the $10 million of license fee expense recorded in the year ended December 31, 2008 due to the termination of the license agreement.

12.	Acquired Lease Intangibles

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The intangible assets related to above-market leases and in-place leases have a weighted average amortization period of approximately 23.0 years and 23.4 years, respectively. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues, was less then $0.1 million for the three months ended March 31, 2009 and 2008. Acquired lease intangibles liabilities are related to below-

market leases under which the Company is the lessor. The weighted-average amortization period of acquired lease intangible liabilities is approximately 4.6 years.

Acquired lease intangibles consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Assets
Above-market leases	$582	$582
In-place leases	1,320	1,320
Accumulated amortization	(859)	(839)

Net	$1,043	$1,063

Liabilities
Below-market leases	$111	$111
Accumulated accretion	(100)	(98)

Net	$11	$13

13.	Derivative Financial Instruments

Pursuant to the terms specified in the Mortgage Loan (see note 9), the Company entered into interest rate cap agreements (the “Cap Agreements”) with Credit Suisse with notional amounts totaling $475 million. The Cap Agreements are tied to the Credit Suisse Notes and converts a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lenders to protect the lender against the fluctuating market interest rate. The Cap Agreements were not designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such the change in fair value is recorded as adjustments to interest expense. The Cap Agreement expired on July 23, 2008. Similarly, in connection with the extension of the Mortgage Loan, the Company entered into an interest rate cap agreement with similar terms that expired on January 6, 2009. The changes in fair value of the Cap Agreements for the three months ended March 31, 2009 was a decrease of less than $0.1 million.

14.	Share-Based Payments

Compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses and loss from incidental operations (for 2008 only) is being recognized ratably over the vesting periods of the grants and was $0.8 million and $0.9 million, respectively, for the three months ended March 31, 2009 and 2008.

15.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended March 31, 2009 and 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

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

As described in note 9 above, the first lien lenders under the Mortgage Loan have started the formal procedure for foreclosing on the Las Vegas property by filing a Notice of Breach and Election to Sell.

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

For the three months ended March 31, 2009 and 2008, CKX incurred and billed FXRE $0.2 million and $0.5 million, respectively, for professional services, consisting primarily of accounting and legal services.

Flag Shared Services Arrangement

We are also party to a shared services arrangement with Flag Luxury Properties, LLC, a company owned and controlled by Robert F.X Sillerman, Paul Kanavos and Brett Torino, pursuant to which Flag reimburses the Company for the services of Mitchell J. Nelson and certain administrative employees, based on an allocation of time spent on Flag matters and the Company reimburses Flag for an allocation of rent and related overhead for the offices occupied by Paul Kanavos, Mitchell J. Nelson, and certain administrative personnel (see below under 650 Madison Avenue Office Space), based on an allocation of their time spent with respect to Company matters. The shared services arrangement is at will and may be terminated at any time by either party. For each of the three months ended March 31, 2009 and 2008, Flag incurred and billed to FXRE net charges of $0.1 million.

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

As of March 31, 2009, $15 million of the preferred priority distribution right in FXLR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008 as described in note 2, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement.

19X Payment

In March 2008, the Company made a payment in the amount of $51,000 on behalf of 19X, Inc., a company that is owned and controlled, in part, by Robert F.X. Sillerman. The Company made the payment for administrative convenience, concurrent with its own payment for travel expenses incurred in connection with a trip taken for a shared business opportunity. As of May 14, 2009, the full amount of the payment remains outstanding. The Company intends to continue to pursue payment of the full amount.

650 Madison Avenue Office Space

Since April 1, 2008, the Company has sublicensed certain space from Flag Luxury Properties, LLC, which in turn sublicensed the space from Flag Anguilla Management, a company controlled by Robert F.X. Sillerman. The rent for such space is calculated on a quarterly basis and is incorporated into the quarterly shared services calculation between the Company and Flag Luxury Properties described above. For the three months ended March 31, 2009, rental reimbursements to Flag Luxury Properties totaled $35,400.

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

18.	Subsequent Events

For a description of the sublicense of office space from CKX, please see note 17.

As referenced in note 9 above, on April 9, 2009, the first lien lenders under the Company’s Mortgage Loan sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the first lien principal amount of $259 million and other obligations owed to them under the Mortgage Loan and secured by the property. Under Nevada law, the Las Vegas subsidiaries have the legal right to cure the default during a 35-day redemption period that expires on May 18, 2009 or else the Las Vegas property may be sold thereafter in accordance with Nevada law (the process takes approximately 120 days) in a trustee sale to satisfy the first lien lenders’ obligations secured by the property. Neither the Company nor its subsidiaries are able to cure the default. Consequently, the Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot guarantee to what extent, if any, such actions may be viable or effective.

On April 24, 2009, the Company filed a Form 25 with the Securities and Exchange Commission to voluntarily delist its common stock from The NASDAQ Stock Market, which delisting became effective on May 4, 2009. The Company’s common stock is currently quoted on the Pink Sheets under the symbol FXRE.PK.

On April 30, 2009, the Company entered into employment separation agreements and releases with Barry A. Shier, a director and the Chief Operating Officer of the Company and the Chief Executive Officer of the Company’s Las Vegas subsidiaries, and Brett Torino, the Chairman of the Company’s Las Vegas Division, each of which agreements became effective on May 8, 2009 (the “effective date”). At the effective date of these agreements, Messrs. Shier and Torino resigned from all positions with the Company and its subsidiaries and their employment agreements with the Company terminated. The Company entered into these agreements with Messrs. Shier and Torino because of its inability to continue to pay salary and other compensation to Messrs. Shier and Torino under their employment agreements with the Company due to the Company’s current financial condition as described above. For a summary of the terms and conditions of Messrs. Shier’s and Torino’s employment separation agreements and releases, reference is made to the Company’s Current Report on Form 8-K dated April 30, 2009, as filed with the Securities and Exchange Commission on April 30, 2009.

***********************

FORWARD LOOKING STATEMENTS

In addition to historical information, this Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical audited consolidated financial statements and footnotes of the registrant included in its Annual Report on Form 10-K for the year ended December 31, 2008. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

Business of the Company

The Company’s business consists of owning and operating 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and intend to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas subsidiaries have defaulted on the $475 million mortgage loan secured by the Las Vegas property as a result of failing to repay the loan at maturity on January 6, 2009, and the first lien lenders under the mortgage loan have commenced exercising their remedies. As a result of the ongoing default and the first lien lenders’ exercise of remedies, the Company intends to continue the property’s current commercial leasing activities so long as it is legally permitted and financially able to do so. As a result of the abandonment of the previously announced redevelopment plans, the Company recorded an impairment charge related to a write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2008. As more fully described below, as a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its then estimated fair value of $218.8 million.

The Las Vegas property is subject to a mortgage loan ($454 million outstanding as of March 31, 2009) that is currently in default due to the failure of the Las Vegas subsidiaries’ to repay the loan at maturity on January 6, 2009. As a result of the failure to make repayment when due, the lenders may at any time exercise their remedies under the amended and restated credit agreements governing the mortgage loan, which may include foreclosing on the Las Vegas property. On April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the first lien principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. Under Nevada law, the Las Vegas subsidiaries have the legal right to cure the default during a 35-day redemption period that expires on May 18, 2009 or else the Las Vegas property may be sold thereafter in accordance with Nevada law (the process takes approximately 120 days) in a trustee sale to satisfy the first lien lenders’ obligations secured by the property. Neither the Company nor its subsidiaries are able to cure the default. Consequently, the Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot guarantee to what extent, if any, such actions may be viable or effective.

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

Impairment of Land

As a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its then estimated fair value of $218.8 million. The current global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of, and/or loan defaults related to, several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Although the Company is not aware of any basis for a material diminution in the value of the land since such appraisal, the lack of comparable sales and the rapidly changing economic environment means that no assurance can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the land by the Company or upon foreclosure by the lenders at or near the carrying value of $218.3 million as of March 31, 2009 would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

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

Consolidated Operating Results

Our results for the three months ended March 31, 2009 reflected revenue of $4.6 million, and operating expenses of ($3.0) million which includes the reversal of $10.0 million of license fees recorded in the year ended December 31, 2008 as a result of the termination of the license agreements with EPE and MAE.

The historical business of the Company was to engage in commercial leasing activities. All revenue is derived from these commercial leasing activities and includes minimum rentals and percentage rentals on the retail space. In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property site and to continue the site’s current commercial leasing activities until such time as an alternative development plan, if any, is adopted. As a result, effective October 2008, the Company no longer classifies any operations as incidental operations and all operations are included as part of income (loss) from operations.

Revenue

Revenue increased $4.1 million in the first quarter of 2009 as compared to the first quarter of 2008 due primarily to the Company no longer classifying any of the operations of the Las Vegas subsidiaries as incidental operations as was done in the first quarter of 2008. All operations are included as part of income from operations for the three months ended March 31, 2009. Actual revenue declined $0.4 million over the prior year period.

Operating Expenses

Actual operating expenses, excluding depreciation and amortization and the reversal of license fees of $10.0 million in the three months ended March 31, 2009 and license fee expense of $2.5 million in the three months ended March 31, 2008, increased in the first quarter of 2009 by $1.8 million primarily due to an increase of $1.1 million in operating and maintenance costs and an increase of $0.4 million in real estate taxes as the Company no longer classifies any of the operations of the Las Vegas subsidiaries as incidental operations as was done in the first quarter of 2008. The Company also incurred debt restructuring expenses including legal and bank fees and other related costs in the amount of $0.9 million during the first quarter of 2009. These increases were offset by a decrease of $0.6 million in selling, general and administrative expenses, which were $4.1 million for the three months ended March 31, 2009. Included in corporate overhead expenses for the three months ended March 31, 2009 are $0.8 million in non-cash compensation and $0.2 million in shared services charges provided by CKX pursuant to the shared services agreement and Flag pursuant to its arrangement with the Company.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.5 million, in the first quarter of 2009 as compared to the first quarter of 2008 due primarily to no longer classifying any of the operations of the Las Vegas subsidiaries as incidental operations as was done in the first quarter of 2008, offset by an extension of the useful lives of the assets in September 2008. Actual depreciation decreased $4.9 million in the first quarter of 2009 as compared to the first quarter of 2008 because the Company had been depreciating the Las Vegas properties using shorter useful lives in anticipation of demolition for development of the site.

Interest Income/Expense

Interest expense, net, decreased $3.9 million in the first quarter of 2009 as compared to the first quarter of 2008 due to a decrease in amortization related to deferred financing costs, lower interest rates in the 2009 period, and a reduction in outstanding mortgage loans due to a $21 million principal payment made in January 2009.

Loss from Incidental Operations

Loss from incidental operations was $4.1 million in the first quarter of 2008, consisting of $4.5 million of revenue, $3.2 million of operating expenses and $5.4 million of depreciation and amortization.

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income from operations for the three months ended March 31, 2009.

Income Taxes

For the three months ended March 31, 2009 and 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Liquidity and Capital Resources

Introduction — The historical financial statements included in this report are not necessarily representative of our business going forward or indicative of our future operating and financial results.

As a result of the 2008 disruption in the capital markets and the 2008 economic downturn in the United States, and Las Vegas in particular, in the third quarter of 2008, we determined not to proceed with our originally proposed plan for the redevelopment plan of the Las Vegas property and intended to consider alternative plans with respect to the development of the property. Since then, however, as described below, the Las Vegas subsidiaries have defaulted on the mortgage loan secured by the Las Vegas property.

We are in severe financial distress and may not be able to continue as a going concern. Our current cash flow from operations and cash on hand as of March 31, 2009 are not sufficient to fund our short-term liquidity requirements, including our ordinary course obligations as they come due. The Company’s Las Vegas subsidiaries are currently in default under the mortgage loan secured by their Las Vegas property ($454 million aggregate principal amount outstanding as of March 31, 2009), which is substantially our entire business, and neither we nor our subsidiaries are able to repay the obligations with respect thereto. As a result of the continuing loan default, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the first lien principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. Under Nevada law, the Las Vegas subsidiaries have the legal right to cure the default during a 35-day redemption period that expires on May 18, 2009 or else the Las Vegas property may be sold thereafter in accordance with Nevada law (the process takes approximately 120 days) in a trustee sale to satisfy the first lien lenders’ obligations secured by the property. Although the second lien portion of the mortgage loan is also in default, pursuant to the intercreditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

Neither we nor our subsidiaries are able to cure the aforementioned default. Consequently, we and our Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. We cannot guarantee to what extent, if any, such actions may be viable or effective.

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

Shier Stock Purchase — In connection with and pursuant to the terms of his employment agreement, on January 3, 2008, Barry Shier, our Chief Operating Officer (at the time of purchase), purchased 500,000 shares of common stock at a price of $5.14 per share, for aggregate consideration of $2.57 million.

Private Placement of Units — Between July 15, 2008 and July 18, 2008, we sold in a private placement to Paul C. Kanavos, our President, Barry A. Shier, our Chief Operating Officer (at the time of purchase), an affiliate of Brett

Torino, our Chairman of the Las Vegas Division (at the time of purchase), Mitchell J. Nelson, our Executive Vice President and General Counsel, and an affiliate of Harvey Silverman, a director of our company, an aggregate of 2,264,289 units at a purchase price of $3.50 per unit. Each unit consisted of one share of our common stock, a warrant to purchase one share of our common stock at an exercise price of $4.50 per share and a warrant to purchase one share of our common stock at an exercise price of $5.50 per share. The warrants to purchase shares of our common stock for $4.50 per share are exercisable for a period of seven years, and the warrants to purchase shares of our common stock for $5.50 per share are exercisable for a period of ten years. The Company generated aggregate proceeds from the sale of the units of approximately $7.9 million

Riv Loan — On June 1, 2007, FX Luxury Realty entered into a $23 million loan with an affiliate of Credit Suisse. Proceeds from this loan were used for: (i) the purchase of the membership interests in RH1, LLC for $12.5 million from an affiliate of Flag Luxury Properties; (ii) payment of $8.1 million of the purchase price for the membership interests in Flag Luxury Riv, LLC; and (iii) repayment of $1.2 million to Flag Luxury Properties for funds advanced for the purchase of the 50% economic interest in the option to purchase an additional 1,147,550 shares of Riviera Holdings Corporation at a price of $23 per share. The Riv loan was personally guaranteed by Robert F.X. Sillerman. The Riv loan, as amended on September 24, 2007, December 6, 2007 and February 27, 2008, was due and payable on March 15, 2008. We were also required to make mandatory pre-payments under the Riv loan out of certain proceeds from equity transactions as defined in the loan documents. The Riv loan bore interest at a rate of LIBOR plus 250 basis points. The interest rate on the Riv loan at March 13, 2008, the date of repayment, was 5.4%. Pursuant to the terms of the Riv loan, FX Luxury Realty was required to establish a segregated interest reserve account at closing. At March 13, 2008, the date of repayment, FX Luxury Realty had $0.1 million on deposit in this interest reserve fund. As described above, on March 13, 2008, we repaid in full and retired the Riv loan with proceeds from the rights offering.

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

On June 1, 2007, FX Luxury Realty signed a promissory note with Flag Luxury Properties for $1.0 million, representing amounts owed to Flag Luxury Properties related to funding for the purchase of the shares of Flag Luxury Riv. The note accrued interest at 5% per annum and 10% from January 1, 2008 through maturity. The Company discounted the note to fair value and recorded interest expense accordingly. As described above, on April 17, 2008, we repaid in full and retired this note with proceeds from the rights offering.

Bear Stearns Margin Loan — On September 26, 2007, we entered into a $7.7 million margin loan from Bear Stearns. We used the proceeds of the loan, together with the proceeds from the CKX line of credit, to exercise the option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. In total, 992,069 of the Company’s shares of Riviera Holdings Corporation common stock were pledged as collateral for the margin loan with Bear Stearns. The loan originally required maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. As of December 31, 2008, the Company made payments of approximately $7.3 million to pay down the margin loan in conjunction with these loan requirements. On December 30, 2008, the effective interest rate on this loan was 2.33% and the amount outstanding, including accrued interest of $0.3 million, was $0.7 million. On November 3, 2008, the Company was advised that the margin requirement was raised to 50% and would be further raised to 75% on November 17, 2008, provided that if the price of a share of Riviera Holdings Corporation common stock fell below $3.00, the loan would need to be repaid. On November 11, 2008, the closing price of Riviera Holdings Corporation’s common stock fell below $3.00 per share, resulting in the requirement that the Company repay all amounts outstanding under the loan. From January 8, 2009 until January 23, 2009, we sold 268,136 Riviera common shares and repaid all amounts outstanding under the margin loan. As of March 31, 2009, the Company had sold all but 115,588 of the Riviera shares; the remaining 115,588 shares were subsequently sold in the period after March 31, 2009.

Preferred Priority Distribution — In connection with CKX’s $100 million investment in FXLR on June 1, 2007, CKX agreed to permit Flag Luxury Properties to retain a $45 million preferred priority distribution right which amount will be payable from the proceeds of certain pre-defined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements described elsewhere herein. From and after November 1, 2007, Flag Luxury Properties is entitled to an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Robert F.X. Sillerman, our Chairman and Chief Executive Officer, Paul Kanavos, our President, and Brett Torino, Chairman of our Las Vegas Division, each own directly and indirectly an approximate 30.5% interest in Flag Luxury Properties and each will receive his pro rata share of the priority distribution. As described above, on May 13, 2008, we paid to Flag with proceeds from sales under the related investment agreements $30 million plus return of approximately $1.0 million through the date of payment as partial satisfaction of its $45 million preferred priority distribution right. As of March 31, 2009, $15 million of the preferred priority distribution right in FLXR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008, as described above, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement of units.

Cash Flow for the Three Months Ended March 31, 2009 and 2008

Operating Activities

Cash used in operating activities of $10.4 million for the three months ended March 31, 2009 consisted primarily of the net loss for the period of $2.9 million, which includes the reversal of the licensing fee of $10.0 million due to the termination of the Elvis Presley Enterprises and Muhammad Ali Enterprises license agreements, the non-cash impairment of available-for-sale securities of $0.4 million, the gain on sales of marketable securities of $0.3 million, depreciation and amortization costs of $0.5 million, deferred financing cost amortization of $0.1 million and share-based payments of $0.8 million. There were changes in working capital levels during the period of $1.0 million

Cash used in operating activities of $12.6 million for the three months ended March 31, 2008 consisted primarily of the net loss for the period of $25.0 million, which includes depreciation and amortization costs of $5.4 million, deferred financing cost amortization of $3.3 million and share-based payments of $0.9 million. There were changes in working capital levels during the period of $2.9 million, which includes a $2.5 million accrual for the Elvis Presley Enterprises and Muhammad Ali Enterprises license agreements for the first quarter of 2008.

Investing Activities

Cash provided by investing activities of $33.5 million for the three months ended March 31, 2009 reflects proceeds from the sales of marketable securities of $4.0 million and $29.5 million of restricted cash used.

Cash provided by investing activities of $10.2 million for the three months ended March 31, 2008 reflects $2.1 million of development costs capitalized during the period, offset by $12.3 million of restricted cash used.

Financing Activities

Cash used in financing activities of $21.7 million for the three months ended March 31, 2009 reflects the repayment of the margin loan plus interest of $0.7 million and principal payments of $21.0 million on the Mortgage Loan.

Cash provided by financing activities of $10.3 million for the three months ended March 31, 2008 reflects proceeds from the rights offering and other issuances of stock of $32.9 million, offset by repayment of the $23.0 million Riv loan.

Uses of Capital

At March 31, 2009, we had $454.0 million of debt outstanding and $4.1 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current operations including payments of interest and principal due on our outstanding debt. Most of our assets are encumbered by our debt obligations.

Capital Expenditures

In connection with and as a condition to the Mortgage Loan, we have funded a segregated escrow account for the purpose of funding pre-development costs in connection with redevelopment of the Las Vegas property. The balance in the pre-development escrow account at March 31, 2009 and December 31, 2008 was $0.3 million and $20.1 million, respectively, which is included in restricted cash on our balance sheet.

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

Application of Critical Accounting Policies

During the three months ended March 31, 2009, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Form 10-K, as amended, for the year ended December 31, 2008.

Impact of Recently Issued Accounting Standards

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s marketable securities qualify as level one financial assets in accordance with SFAS 157 as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company does not have any other level three financial assets or liabilities. The adoption of the provisions of SFAS 157 did not affect the Company’s historical consolidated financial statements.

The Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”) on January 1, 2009. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis. The Company has completed its assessment of the impact of SFAS 160 on its consolidated financial statements and has concluded that the statement will not have a significant impact on the Company’s consolidated financial statements. The Company’s adoption of SFAS 160 has no significant impact for its existing noncontrolling interest because the impact is limited to presentation and disclosure in the Company’s financial statements. The prior period has been restated to conform to the 2009 presentation as SFAS 160 requires retrospective application of the presentation and disclosure requirements to all periods presented. A prospective change is that future changes in noncontrolling interests are accounted for as equity transactions, unless the change results in a loss of control.

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

Interest Rate Risk

The Mortgage Loan pays interest at variable rates ranging from 5.75% to 13.25% at March 31, 2009. We entered into an interest rate agreement with a major financial institution which capped the maximum Eurodollar base rate payable under the loan at 5.5%. The interest rate cap agreement expired on July 23, 2008. A new rate cap agreement to protect the one-month LIBOR rate at a maximum of 3.5% was purchased in conjunction with the extension of the Mortgage Loan effective July 6, 2008. This rate cap agreement lapsed on January 6, 2009 in conjunction with the maturity of the loan.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Stephen A. Jarvis, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2009. Based on this evaluation, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Note 16 to the Company’s Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 1A.	RISK FACTORS

Information concerning certain risks and uncertainties appears in Part 1, Item 1A “Risk Factors” of the Company’s 2008 Form 10-K. You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our common stock. Such risks and uncertainties could materially adversely affect our business, financial condition and operating results.

The following is an update to “Item 1A. Risk factors” set forth in the Form 10-K

Due to its financial condition, the Company may be unable to retain key personnel necessary to manage and operate our Las Vegas property and maintain an effective internal control environment.

The severe financial distress of the Company may challenge the Company in retaining necessary operating and financial personnel. As referenced elsewhere herein, the Company has entered into employment separation agreements and releases with Barry A. Shier, a director and the Chief Operating Officer of the Company and the Chief Executive Officer of the Company’s Las Vegas subsidiaries, and Brett Torino, the Chairman of the Company’s Las Vegas Division. The Company entered into these agreements with Messrs. Shier and Torino because of its inability to continue to pay salary and other compensation to Messrs. Shier and Torino due to the Company’s current financial condition. If the Company does not retain necessary personnel, we may be unable to provide the necessary and contractual services to our tenants, provide required financial reporting to our lenders, safeguard assets, and maintain an effective internal control environment, including disclosure controls and procedures.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company’s Las Vegas property is subject to a $475 million loan that is currently in default due to the failure of the Las Vegas subsidiaries’ to repay the loan at maturity on January 6, 2009. As a result of the failure to make repayment when due, the lenders may at any time exercise their remedies under the amended and restated credit agreements governing the mortgage loan, which may include foreclosing on the Las Vegas property. On April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. Under Nevada law, the Las Vegas subsidiaries have the legal right to cure the default during a 35-day redemption period that expires on May 18, 2009 or else the Las Vegas property may be sold thereafter in accordance with Nevada law (the process takes approximately 120 days) in a trustee sale to satisfy the first lien lenders’ obligations secured by the property. Neither the Company nor its subsidiaries are able to cure the default. Consequently, the Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot guarantee to what extent, if any, such actions may be viable or effective.

Although the portion of the mortgage in favor of the second lien lenders is also in default, because the first lien lenders are currently exercising their remedies under the first lien, the second lien lenders are currently not able to proceed to exercise their remedies (which have been stayed under the intercreditor agreement as long as the first lien lenders continue exercising their remedies).

Reference is made in note 9 of the Company’s Consolidated Financial Statements included elsewhere in this report for additional information required by this item.

ITEM 6.	EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description

10.1	Termination, Settlement and Release Agreement entered into March 9, 2009 by and among FX Luxury, LLC and FX Real Estate and Entertainment Inc., Elvis Presley Enterprises, Inc. and Muhammad Ali Enterprises, LLC(1)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 9, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

FX Real Estate and Entertainment Inc.

By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer and Chairman of the Board

By:	/s/ STEPHEN A. JARVIS
Stephen A. Jarvis
Principal Accounting Officer

May 14, 2009

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer