Form 10-Q
period 2009-06-30
FX Real Estate & Entertainment Inc.
filed 2009-08-14
CIK 1410402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 11, 2009, there were 51,992,417 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

As has been disclosed previously, FX Real Estate and Entertainment Inc. (the “Company”) is in severe financial distress and may not be able to continue as a going concern. Our current cash flow from operations and cash on hand as of June 30, 2009 are not sufficient to fund our short-term liquidity requirements, including our ordinary course obligations as they come due. The Company’s Las Vegas subsidiaries own real property which is substantially the Company’s entire business, and which subsidiaries are in default under their $475 million mortgage loan, which is secured by the property. As has been previously disclosed (and as set forth in further detail in notes 2 and 8):

(a) As a result of such default, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, initiating the trustee sale procedure against the Las Vegas subsidiaries;

(b) On June 23, 2009, the Las Vegas property was placed under the exclusive possession and control of a court-appointed receiver at the request of the first lien lenders as a result of such default; and

(c) On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which on September 9, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Under Nevada law, the Las Vegas property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property, provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders.

(d) Although the second lien portion of the mortgage loan,which second lien portion is $195 million, is also in default pursuant to the intercreditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

The Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot guarantee to what extent, if any, such actions may be viable or effective.

FX Real Estate and Entertainment Inc.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2009	2008
	Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$1,266	$2,659
Restricted cash	378	29,814
Marketable securities	—	4,231
Rent and other receivables, net of allowance for doubtful accounts of $243 at June 30, 2009 and $17 at December 31, 2008	190	124
Deferred financing costs, net	—	54
Prepaid expenses and other current assets	681	1,325

Total current assets	2,515	38,207
Investment in real estate:
Land	135,654	212,624
Building and improvements	32,830	32,816
Furniture, fixtures and equipment	686	730
Less: accumulated depreciation	(28,370)	(27,370)

Net investment in real estate	140,800	218,800
Acquired lease intangible assets, net	1,028	1,063

Total assets	$144,343	$258,070

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$19,400	$10,321
Accrued license fees	—	10,000
Debt in default (see note 8)	454,000	475,000
Notes payable	—	391
Due to related parties	1,281	1,373
Other current liabilities	1	519
Acquired lease intangible liabilities, net	10	13
Unearned rent and related revenue	283	36

Total current liabilities	474,975	497,653
Other long-term liabilities	—	309

Total liabilities	474,975	497,962
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share issued and outstanding at June 30, 2009 and at December 31, 2008	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 51,992,417 shares issued and outstanding at June 30, 2009 and December 31, 2008	520	520
Additional paid-in-capital	299,524	299,142
Accumulated deficit	(630,676)	(539,554)

Total stockholders’ deficit	(330,632)	(239,892)

Total liabilities and stockholders’ deficit	$144,343	$258,070

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Revenue	$4,767	$486

Operating expenses:
License fees (see note 11)	—	2,500
Selling, general and administrative expenses	2,449	3,269
Depreciation and amortization	506	7
Operating and maintenance	1,057	6
Debt restructuring costs	1,136	—
Real estate taxes	471	55
Impairment of land (see note 2)	76,970	—

Total operating expenses	82,589	5,837

Loss from operations	(77,822)	(5,351)
Interest income	2	135
Interest expense	(10,342)	(12,191)
Other expense	(79)	(31,585)
Loss from incidental operations	—	(4,968)

Net loss	(88,241)	(53,960)
Less: Net loss attributable to noncontrolling interest	—	10

Net loss attributable to FX Real Estate and Entertainment Inc.	$(88,241)	$(53,950)

Per share information attributable to FX Real Estate and Entertainment Inc.:

Basic and diluted loss per share	$(1.70)	$(1.14)

Basic and diluted average number of common shares outstanding	51,992,417	47,186,090

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Revenue	$9,382	$971

Operating expenses:
License fees (see note 11)	(10,000)	5,000
Selling, general and administrative expenses	6,505	7,944
Depreciation and amortization	1,013	13
Operating and maintenance	2,188	17
Debt restructuring costs	1,991	—
Real estate taxes	919	109
Impairment of land (see note 2)	76,970	—

Total operating expenses	79,586	13,083

Loss from operations	(70,204)	(12,112)
Interest income	20	241
Interest expense	(20,721)	(26,518)
Other expense	(217)	(31,585)
Loss from incidental operations	—	(9,021)

Net loss	(91,122)	(78,995)
Less: Net loss attributable to noncontrolling interest	—	12

Net loss attributable to FX Real Estate and Entertainment Inc.	$(91,122)	$(78,983)

Per share information attributable to FX Real Estate and Entertainment Inc.:

Basic and diluted loss per share	$(1.75)	$(1.81)

Basic and diluted average number of common shares outstanding	51,992,417	43,754,838

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net loss	$(91,122)	$(78,995)
Adjustments to reconcile net loss to cash used in operating activities:
Reversal of license fees	(10,000)	—
Impairment of land	76,970	—
Impairment of available-for-sale securities	377	31,585
Gain on sales of marketable securities	(251)	—
Gain on disposal of assets	91	—
Depreciation and amortization	1,013	10,810
Deferred financing cost amortization	54	6,520
Share-based payments	382	1,658
Provision for accounts receivable allowance	227	406
Changes in operating assets and liabilities:
Receivables	(338)	(192)
Other current and non-current assets	525	31
Accounts payable and accrued expenses	9,429	(2,163)
Accrued license fees	—	(5,000)
Due to related parties	(92)	(1,545)
Unearned revenue	247	197
Other	(830)	(22)

Net cash used in operating activities	(13,318)	(36,710)

Cash flows from investing activities:
Restricted cash	29,436	23,689
Proceeds from sales of marketable securities	4,105	—
Proceeds from sale of assets	95	—
Purchase of property and equipment	(15)	(71)
Capitalized development costs	—	(5,120)

Net cash provided by investing activities	33,621	18,498

Cash flows from financing activities:
Principal payment on mortgage loan	(21,000)	—
Repayment of margin loan	(741)	—
Repayment of related party debt	—	(7,054)
Repayment of notes	—	(24,033)
Proceeds from sale of common stock	—	2,570
Proceeds from rights offering and investment agreements, net	—	96,613
Preferred distribution to related party	—	(31,039)
Deferred financing and leasing costs	—	(171)
Contribution from noncontrolling interest	45	668

Net cash (used in) provided by financing activities	(21,696)	37,554

Net (decrease) / increase in cash and equivalents	(1,393)	19,342
Cash and cash equivalents — beginning of period	2,659	2,559

Cash and cash equivalents — end of period	$1,266	$21,901

Supplemental cash flow data:
Cash paid for interest	$6,993	$21,317
Cash paid for debt restructuring expenses	1,991	—

Supplemental cash flow information:

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2008 (in thousands):

Capitalized but unpaid development costs	$1,067
Accrued but unpaid stock issuance costs	30

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 reflect the results of operations of FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FX Luxury Realty, LLC, which changed its name to FX Luxury, LLC in August 2008 (“FXLR”). The financial information in this report for the three and six months ended June 30, 2009 and 2008 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for the full year.

The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 (the “Form 10-K”). Certain prior period amounts presented have been reclassified to conform to the current period presentation.

2.	Organization and Background

Business of the Company

The Company’s business consists of owning and operating 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and intended to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas subsidiaries have defaulted on the $475 million mortgage loan secured by the Las Vegas property as a result of failing to repay the loan at maturity on January 6, 2009, and the first lien lenders under the mortgage loan have commenced exercising their remedies. As a result of the ongoing default and the first lien lenders’ exercise of remedies, the Company had continued the property’s current commercial leasing activities until the appointment of a receiver on June 23, 2009 (see below). As a result of the abandonment of the previously announced redevelopment plans, the Company recorded an impairment charge related to write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2008. As more fully described in note 8 below, as a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million. The Company determined that no additional indicators of impairment, such as land sales in the Las Vegas market, took place during the first quarter of 2009. Therefore, no land impairment was recorded during the first quarter. The Company has subsequently obtained a preliminary update of the appraisal by the same firm and, as a result, has recorded an additional impairment charge to the land of $77.0 million as of June 30, 2009. Based on the foregoing, the carrying value of the Las Vegas property has been reduced to its estimated fair value of $140.8 million as of June 30, 2009.

As a result of the default of the Company’s Las Vegas subsidiaries, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, initiating the trustee sale procedure against the Las Vegas property. Under Nevada law, the Las Vegas property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property, provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders. Although the second lien portion of the mortgage loan, which portion is$195 million is also in default, pursuant to the inter-creditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which on September 9, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations (of approximately $259 million) to the first lien lenders secured by the property.

The Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot warrant to what extent, if any, such actions may be viable or effective.

The loss of the Las Vegas property, which is substantially the entire business of the Company, would have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to continue as a going concern.

Receiver

On June 5, 2009, the first lien lenders filed in the District Court for Clark County, Nevada a complaint for declaratory relief seeking the appointment of a receiver, and a petition for the appointment of a receiver, for the Las Vegas property as a result of the Company’s default under the $259 million first lien mortgage loan (Case No.: A-09-591831-B, Dept. No.: XIII). On June 19, 2009, the District Court of Clark County, Nevada granted the first lien lenders’ petition for the appointment of a receiver, and on June 23, 2009, the Court entered the order appointing the receiver. Under the order, Larry L. Bertsch, of Larry L. Bertsch, CPA & Associates, was appointed the receiver (the “Receiver”) of the Las Vegas property and, subject to the loan documents, all personal, tangible and intangible, intellectual and commercial property, business, collateral, rights and obligations located thereon, including but not limited to all of the leasehold interests on the Las Vegas property as owned and/or controlled by the Las Vegas subsidiaries, other than the collateral proceeds held by the first lien lenders (collectively, the “Receivership Property”).

Under the terms of the Order:

•	The Receiver took immediate and exclusive possession of the Receivership Property and is holding, operating, managing and leasing the Receivership Property;

•	The Receiver is required to take all commercially reasonable efforts to diligently analyze, evaluate, report with regard to, organize and categorize information relating to the Receivership Property so as to assist in the preparation for sale of the Receivership Property at foreclosure;

•	The Receiver is required to preserve the Receivership Property from loss, removal, material injury, destruction, substantial waste and loss of income therefrom; and

•	The Company’s Las Vegas subsidiaries were relieved of possession of, and any further obligation to administer, the Receivership Property.

As the Company continues to hold legal title to the property and further given that the receivership has not legally discharged the liability for debt secured by the Las Vegas property, the Company continues to consolidate the subsidiaries that owns the property.

The Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings, which may, if initiated, affect the receivership. The Company cannot warrant to what extent, if any, such actions may be viable or effective.

Impairment of Land

In accordance with FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its then estimated fair value of $218.8 million. The global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Despite early signs of stabilization in the first quarter, the economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor, and as a result, management believes there are new indicators that the recoverable amount of the Las Vegas property may not exceed its carrying value warranting further impairment of the Las Vegas property. The Company obtained a preliminary update of the appraisal as of June 30, 2009 by the same firm and, as a result, has recorded an additional impairment charge of $77.0 million to the value of the land. However, based on the continuation of such factors, as well as the lack of comparable sales and the rapidly changing economic environment, no assurances can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the Las Vegas property by the Company or upon foreclosure by the lenders at or near the carrying value of $140.8 million as of June 30, 2009 would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

As described above and consistent with SFAS 157 (as defined in note 4), the fair value of the Las Vegas property was determined by management, based upon the valuation report obtained from an independent appraisal firm as well as applying certain assumptions for significant unobservable inputs. This is largely due to the severity of deterioration of the market conditions in Las Vegas, lack of recent comparable sales, uncertainty as to the timing of any recovery, inability to project meaningful cash flows for market participants given the current state and use of the properties, lack of available financing for large scale developmental projects and rapidly changing environment. A description of the significant unobservable inputs are as follows:

•	Loss of certain typical market participants (e.g., large hotel and casino operators) given their current financial condition, commitments and / or liquidity challenges;

•	Discount from the available comparable sales which are primarily dated in 2007 and do not fully reflect the continued deterioration of the Las Vegas market values;

•	Development requirements, and therefore, capital needs, to maximize the value and use of the Las Vegas property combined with the lack of available financing;

•	Location, configuration and zoning of the Las Vegas property, each which may make it more or less attractive than other comparable properties; and

•	Shrinking market and exposure periods in the current environment.

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

Private Placement of Units

Between July 15, 2008 and July 18, 2008, the Company sold in a private placement to Paul C. Kanavos, then the Company’s President, Barry A. Shier, then the Company’s Chief Operating Officer, an affiliate of Brett Torino, then the Company’s Chairman of the Las Vegas Division, Mitchell J. Nelson, the Company’s Executive Vice President and General Counsel, and an affiliate of Harvey Silverman, a director of the Company, an aggregate of 2,264,289 units at a purchase price of $3.50 per unit. Each unit consisted of one share of the Company’s common stock, a warrant to purchase one share of the Company’s common stock at an exercise price of $4.50 per share and a warrant to purchase one share of the Company’s common stock at an exercise price of $5.50 per share. The warrants to purchase shares of the Company’s common stock for $4.50 per share are exercisable for a period of seven years and the warrants to purchase shares of the Company’s common stock for $5.50 per share are exercisable for a period of ten years. The Company generated aggregate proceeds from the sale of the units of approximately $7.9 million.

Key Employee Changes

On April 30, 2009, the Company entered into employment separation agreements and releases with Barry A. Shier, a director and the Chief Operating Officer of the Company and the Chief Executive Officer of the Company’s Las Vegas subsidiaries, and Brett Torino, the Chairman of the Company’s Las Vegas Division, each of which agreements became effective on May 8, 2009 (the “effective date”). At the effective date of these agreements, Messrs. Shier and Torino resigned from all positions with the Company and its subsidiaries and their employment agreements with the Company terminated. The Company entered into these agreements with Messrs. Shier and

Torino because of its inability to continue to pay salary and other compensation to Messrs. Shier and Torino under their employment agreements with the Company. For a summary of the terms and conditions of Messrs. Shier’s and Torino’s employment separation agreements and releases, reference is made to the Company’s Current Report on Form 8-K dated April 30, 2009, as filed with the Securities and Exchange Commission on April 30, 2009.

Mr. Shier is entitled to the following severance payments:

•	A contingent severance payment in an amount equal to 2% of any future net proceeds or fees received by the company and/or the Company’s subsidiary FX Luxury, LLC (“FX Luxury”) from the sale and/or development of the Las Vegas properties owned by the Company’s Las Vegas subsidiaries, up to a maximum of $600,000, provided that such 2% may be increased (but not the maximum amount of $600,000) in the event the company enters into an equivalent severance arrangement with either its President or Executive Vice President, both of whom are still employed by the Company, that provides for a percentage greater than 2%;

•	A grant on the effective Date of immediately exercisable incentive stock options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value, as determined under the Company’s 2007 Executive Equity Incentive Plan, of a share of the Company’s common stock on the Effective Date; and the retention of previously granted and vested stock options to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

Mr. Torino is entitled to the following severance payments:

•	A contingent severance payment in an amount equal to 2% of any future net proceeds or fees received by the company and/or FX Luxury, from the sale and/or development of the Las Vegas properties owned by the Company’s Las Vegas subsidiaries, up to a maximum of $84,375, provided that such 2% may be increased (but not the maximum amount of $84,375) in the event the company enters into an equivalent severance arrangement with either its President or Executive Vice President, both of whom are still employed by the Company, that provides for a percentage greater than 2%;

•	The retention of previously granted and vested stock options to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $20.00 per share.

On June 23, 2009, the Company entered into letter agreements with Paul C. Kanavos, a director and the President of the Company, and Mitchell J. Nelson, Executive Vice President and General Counsel of the Company, pursuant to which Messrs. Kanavos and Nelson agreed to certain amendments to their respective employment agreements dated as of December 31, 2007 with the Company. For a summary of the terms and conditions of Messrs. Kanavos and Nelson’s employment agreement modifications, reference is made to the Company’s Current Report on Form 8-K dated June 23, 2009, as filed with the Securities and Exchange Commission on June 23, 2009.

In consideration of entering into the Kanavos Letter Agreement, the Company paid Mr. Kanavos a retention bonus of $150,000 and will pay him an amount equal to $95,350, the proceeds from the sale by the Company of its unused private jet hours. In consideration of entering into the Nelson Letter Agreement, the Company paid Mr. Nelson a retention bonus of $131,250.

On July 14, 2009, the Company’s Board of Directors appointed Gary McHenry to serve as the Company’s Principal Accounting Officer effective as of August 1, 2009, replacing Stephen Jarvis. As has been previously announced, Mr. Jarvis left the Company on August 1, 2009. Mr. McHenry, 59 years old, has served as the Company’s Las Vegas subsidiaries’ Controller, a position he has held since 2007. Mr. McHenry is a CPA and has over 10 years professional experience in the real estate, manufacturing and communications industries.

Delisting of Common Stock

On April 24, 2009, the Company filed a Form 25 with the Securities and Exchange Commission to voluntarily delist its common stock from The NASDAQ Stock Market, which delisting became effective on May 4, 2009. The Company’s common stock is currently quoted on the Pink Sheets under the symbol FXRE.PK.

3.	Going Concern

The accompanying unaudited consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities in the ordinary course of business. As more fully discussed in note 8, the Las Vegas subsidiaries are in default under the $475 million mortgage loan secured by the Las Vegas property as a result of the failure to make repayment at the maturity date on January 6, 2009. On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which on September 9, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. The Las Vegas property has been under the exclusive possession and control of a court-appointed Receiver, at the request of the first lien lenders, since June 23, 2009 (see note 2). Under Nevada law, the Las Vegas property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property, provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders. Although the second lien portion of the mortgage loan, which second lien portion is $195 million, is also in default, pursuant to the intercreditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies. The Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot guarantee to what extent, if any, such actions may be viable or effective.

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

Significant Accounting Policies

During the six months ended June 30, 2009, there have been no significant changes in the Company’s significant accounting policies and estimates as disclosed in the Form 10-K.

Impact of Recently Issued Accounting Standards

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s marketable securities qualified as level one financial assets in accordance with SFAS 157 as they were traded on an active exchange market and were fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company does not have any other level three financial assets or liabilities. The adoption of the provisions of SFAS 157 did not affect the Company’s historical consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The objective of SFAS 167 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently determining the impact of SFAS 167 on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. As SFAS 168 primarily is a codification of existing generally accepted accounting principles, the Company does not believe the standard will have an effect on the Company’s financial position or statement of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under SFAS 165, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 as of June 30, 2009, as required. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009, as required. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 as of June 30, 2009, as required. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted FSP FAS 157-4 as of June 30, 2009, as required. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for all assets acquired or liabilities assumed arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that the adoption of FSP FAS 141(R)-1 will have an impact on its consolidated financial statements, if the Company acquires companies in the future.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141(R), and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company adopted FSP FAS 142-3 as of January 1, 2009, as required. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 as of January 1, 2009, as required. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

5.	Marketable Securities

Marketable securities at December 31, 2008 consisted of the shares of common stock of the Riviera Holdings Corporation [AMEX: RIV] (“Riv Shares”), a company that owns and operates the Riviera Hotel & casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado. While the Company had been exploring an acquisition of Riviera Holdings Corporation, such exploration was terminated as a result of prevailing capital market conditions and the Company’s financial condition.

These securities were classified as available for sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly were carried at fair value. Previously during the year ended December 31, 2008, the Company based on the evaluation of the underlying reasons for the decline in value associated with the Riv Shares, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, determined that the losses were other than temporary and therefore recorded the losses in its statement of operations. During the six months ended June 30, 2009, the Company sold all of its Riviera shares (1,410,363 shares) for net proceeds of $4.1 million and recorded a charge of $0.1 million in the statement of operations.

Prior to June 30, 2008, the unrealized gain or loss was reported in other comprehensive income as a separate component of stockholders’ equity as the Company did not consider the losses to be other than temporary.

6.	Loss Per Share/Common Shares Outstanding

Loss per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing net loss attributable to FX Real Estate and Entertainment Inc. common stockholders by the weighted-average number of shares outstanding during the period. Diluted loss per share includes the determinants of basic loss per share and, in addition, gives effect to potentially dilutive common shares. The diluted loss per share calculations exclude the impact of all share-based stock awards because the effect would be anti-dilutive. For the six months ended June 30, 2008 and 2009, 11,715,000 shares and 10,892,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

7.	Incidental Operations

The Company follows the provisions of SFAS No. 67, Accounting for Costs and Initial Operations of Real Estate Projects (“SFAS 67”) to account for certain operations of the Las Vegas subsidiaries. In accordance with SFAS 67, these operations are considered “incidental,” and as such, for each entity, when the incremental revenues exceed the incremental costs, such excess is accounted for as a reduction of capitalized costs of the redevelopment project.

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income (loss) from operations for the six months ended June 30, 2009.

The following table summarizes the results from the incidental operations of the Company for the three and six months ended June 30, 2008:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
(Amounts in thousands)

Revenue	$4,460	$9,029
Depreciation	(5,401)	(10,797)
Operating & other expenses	(4,027)	(7,253)

Loss from incidental operations	$(4,968)	$(9,021)

8.	Debt and Notes Payable

Debt in Default

The Company’s debt as of June 30, 2009 includes a mortgage loan on the Las Vegas property in the principal amount of $454 million (the “Mortgage Loan”).

The Mortgage Loan is not guaranteed by FX Real Estate and Entertainment Inc. nor has FX Real Estate and Entertainment Inc. pledged any assets to secure the Mortgage Loan. The Mortgage Loan is secured only by first lien and second lien security interests in substantially all of the assets of the Las Vegas subsidiaries, including the Las Vegas property. FXLR has provided a guarantee to the lenders only for losses caused under limited circumstances such as fraud or willful misconduct by the Las Vegas subsidiaries.

The Mortgage Loan contains covenants that regulate our incurrence of debt, disposition of property and capital expenditures. As of June 30, 2009, the Las Vegas subsidiaries were in default under the Mortgage Loan secured by the Las Vegas property as a result of failing to repay the Mortgage Loan at maturity on January 6, 2009.

On January 6, 2009, following the Las Vegas subsidiaries’ failure to repay the Mortgage Loan at maturity, the first lien lenders under the Mortgage Loan delivered their demand for repayment of all of the obligations owed to them under the loan, including the first lien principal amount of $280 million. On January 30, 2009, the first lien lenders seized the cash collateral reserve accounts established under the Loan from which the Las Vegas subsidiaries had been drawing working capital funds to meet ordinary expenses, including operating the Las Vegas property, and applied $21 million of that amount to the outstanding principal under the first lien loan. In addition, the first lien lenders have directed all payments from the existing tenants on the Las Vegas property to be delivered directly to the lockboxes controlled by the first lien lenders. Each month the Las Vegas subsidiaries may make a request of the lenders to access that amount of the revenue generated by the current rental operations that the Las Vegas subsidiaries deem necessary to meet the operating expenses related to the Las Vegas property. The first lien lenders have sole discretion to approve or reject any such requests.

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

Starting with the draw request dated June 8, 2009, the first lien lenders refused to approve or process the requests and, as a result, the Las Vegas subsidiaries were unable to satisfy all of their obligations and pay for necessary expenses, except certain expenses which were funded by the Company. The Company is close to exhausting all cash available with which to provide such funding,. At this time, the costs to operate the property are approved and funded by the Receiver (see note 2) from revenue collected by the first lien lenders who continue to receive direct payment of all rents and revenue from tenants at the property.

At June 30, 2009, interest rates on the Mortgage Loan were at Prime plus applicable margins of 50 basis points on the $250 million tranche; 300 basis points on the $30 million tranche; and 800 basis points on the $195 million tranche; the effective interest rates on each tranche at June 30, 2009 were 5.75%, 8.25% and 13.25%, respectively, including 2.0% default rate on each of the tranches in effect since the Mortgage Loan went into default.

The Company has incurred debt restructuring costs including legal and bank fees and other related costs in the amount of $1.1 million and $2.0 million for the three and six months ended June 30, 2009, respectively.

After the first lenders seized control of the cash collateral accounts, in accordance with the terms of the intercreditor agreement amongst the lenders, the Company ceased making payments of interest and other fees and expenses to the second lien lenders. As a result of the inter-creditor agreement, the second lien lenders are not entitled to commence an action or pursue any remedy until 120 days after the first lien lenders have received from the second lien lenders notice of acceleration and then only under certain circumstances, as set forth in the such agreement. For example, if the first lien lenders pursue their remedies (such as by filing the Notice of Breach and Election to Sell as described below), then the second lien lenders’ remedies are stayed. As a result, no interest is currently being paid on the $195 million second lien loan.

Neither the Company nor the Las Vegas subsidiaries are able to repay the obligations outstanding under the Mortgage Loan.

As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million in the year ended December 31, 2008. That charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million which management believed to be reasonable. The Company has subsequently obtained a preliminary appraisal by the same firm and as a result has recorded an additional impairment to the land of $77.0 million as of June 30, 2009 reducing the carrying value of the Las Vegas Property to its estimated value of $140.8 million. No assurance can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the land by the Company or upon foreclosure by the lenders at or near the carrying value of $140.8 million as of June 30, 2009 would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

On April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. Under Nevada law, the Las Vegas property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property, provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders. Although the second lien portion of the mortgage loan is also in default, pursuant to the inter-creditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

As described in note 2, on June 23, 2009, the Receiver was appointed for the Las Vegas property and, subject to the loan documents, took control of the Receivership Property in accordance with the terms of the Order of the court appointing such Receiver.

On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which on September 9, 2009, the trustee will cause the Las Vegas property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property.

Neither the Company nor its subsidiaries are able to cure the aforementioned default. Consequently, the Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot guarantee to what extent, if any, such actions may be viable or effective.

Notes Payable

Riv Loan — On June 1, 2007, the Company obtained a $23 million loan from an affiliate of Credit Suisse (the “Riv Loan”), the proceeds of which were used to fund the Riviera stock acquisitions. The Riv Loan was repaid in full on March 15, 2008 with proceeds from the rights offering.

Bear Stearns Loan — On September 26, 2007, the Company obtained a $7.7 million margin loan from Bear Stearns, which, along with the loan from CKX, Inc. (“CKX”) (see note 10), was used to fund the exercise of an option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The Company’s shares of Riviera common stock were pledged as collateral for the margin loan with Bear Stearns. As of December 31, 2008, the Company made payments of approximately $7.3 million to pay down the margin loan in conjunction with these loan requirements; the remaining $0.4 million plus interest of $0.3 million was repaid in January 2009 with a portion of the proceeds from the sale of Riviera shares.

Please see note 9 for a description of the CKX loan and other related party debt.

9.	Related Party Debt

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

10.	Terminated License Agreements with Related Parties

On June 1, 2007, the Company entered into license agreements with Elvis Presley Enterprises, Inc. (“EPE”), an 85%-owned subsidiary of CKX, and Muhammad Ali Enterprises LLC (“MAE”), an 80%-owned subsidiary of CKX, which allowed the Company to use the intellectual property and certain other assets associated with Elvis Presley and Muhammad Ali in the development of its real estate and other entertainment attraction-based projects.

On March 9, 2009, following the Company’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008, the Company entered into a Termination, Settlement and Release agreement with EPE and MAE, pursuant to which the parties agreed to terminate the EPE and MAE license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing the Company from any claims related to the license agreements, EPE and MAE will receive 10% of any future net proceeds or fees received by the Company from the sale and/or development of the Las Vegas property, up to a maximum of $10 million. The Company has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million plus interest at 7% per annum, calculated from year 3 until repaid, plus (ii) 10% of any net proceeds received from the sale of some or all of the Las Vegas property during such buy-out period and for six months thereafter, provided that the amount paid under clauses (i) and (ii) shall not exceed $10 million.

Accounting for Minimum Guaranteed License Payments

The Company accounted for the 2008 minimum guaranteed license payments under the EPE and MAE license agreements ratably over the period of the benefit. Accordingly, the Company included license fee expense in the accompanying consolidated statement of operations of $2.5 million and $5.0 million for the three and six months ended June 30, 2008, respectively. In the first quarter of 2009, the Company reversed the $10 million of license fee expense recorded in the year ended December 31, 2008 due to the termination of the license agreement.

11.	Acquired Lease Intangibles

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues, was less than $0.1 million for the three and six months ended June 30, 2009 and 2008. Acquired lease intangibles liabilities are related to below-market leases under which the Company is the lessor. The weighted-average amortization period of acquired lease intangible liabilities is approximately 4.6 years.

Acquired lease intangibles consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Assets
Above-market leases	$582	$582
In-place leases	1,320	1,320
Accumulated amortization	(874)	(839)

Net	$1,028	$1,063

Liabilities
Below-market leases	$111	$111
Accumulated accretion	(101)	(98)

Net	$10	$13

12.	Derivative Financial Instruments

Pursuant to the terms specified in the Mortgage Loan (see note 8), the Company entered into interest rate cap agreements (the “Cap Agreements”) with Credit Suisse with notional amounts totaling $475 million. The Cap Agreements are tied to the Credit Suisse Notes and converts a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lenders to protect the lender against the fluctuating market interest rate. The Cap Agreements were not designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such the change in fair value is recorded as adjustments to interest expense. The Cap Agreement expired on July 23, 2008. Similarly, in connection with the extension of the Mortgage Loan, the Company entered into an interest rate cap agreement with similar terms that expired on January 6, 2009. There were no changes in the fair value of the Cap Agreements for the three and six months ended June 30, 2009.

13.	Share-Based Payments

Compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses and loss from incidental operations (for 2008 only) is being recognized ratably over the vesting periods of the grants and was $0.8 million and $0.4 million, respectively, for the three and six months ended June 30, 2009 and $0.6 million and $1.5 million, respectively, for the three and six months ended June 30, 2008.

During the six months ended June 30, 2009, options for 2,020,000 common shares were cancelled as a result of employment terminations. During the six months ended June 30, 2009, options for 1,000,000 common shares were granted and vested at the average fair market value on the date of grant in connection with the termination of employment of Barry Shier as set forth in note 2 above (200,000 shares at an exercise price of $0.13 per share and the 800,000 shares at an exercise price of $0.085 per share). In addition, during such period, options for 100,000 common shares at $10.00 per share, vesting over five years, were granted to Thomas Benson, the Company’s former Chief Financial Officer, in connection with his services to the Company pursuant to the Shared Services Agreement with CKX, Inc.

14.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months and six months ended June 30, 2009 and 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

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

As described in note 8 above, the first lien lenders under the mortgage loan secured by the Las Vegas property have started the formal procedure for foreclosing on the Las Vegas property by filing the Notice of Breach and Election to Sell. Also, as described in note 8 above, the first lien lenders obtained an Order by the District Court of Clark County, Nevada on June 23, 2009 appointing a Receiver for the Las Vegas subsidiaries’ property and, on July 13, 2009 the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which on September 9, 2009, the trustee will cause the Las Vegas property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property.

16.	Related Party Transactions

Shared Services Agreement and Arrangement

The Company entered into a shared services agreement with CKX in 2007, pursuant to which employees of CKX, including members of senior management, provided services for the Company, and certain of the Company’s employees, including members of senior management, are expected to provide services for CKX. The services being provided pursuant to the shared services agreement included management, legal, accounting and administrative.

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

For the three and six months ended June 30, 2009, CKX incurred and billed FXRE $0.1 million and $0.2 million, respectively, for professional services, consisting primarily of accounting and legal services.

Effective June 30, 2009, the shared services agreement with CKX has been terminated by mutual agreement of the parties.

We are also party to a shared services arrangement with Flag Luxury Properties, LLC (“Flag”) a company owned and controlled by Robert F.X. Sillerman, Paul Kanavos and Brett Torino, pursuant to which Flag reimburses the Company for the services of Mitchell J. Nelson and certain administrative employees, based on an allocation of time spent on Flag matters and the Company reimburses Flag for an allocation of rent and related overhead for the offices occupied by Paul Kanavos, Mitchell J. Nelson, and certain administrative personnel (see below under 650 Madison Avenue Office Space), based on an allocation of their time spent with respect to Company matters. The shared services arrangement is at will and may be terminated at any time by either party. For the six months ended June 30, 2009 and 2008, Flag incurred and billed to FXRE net charges of $0.1 million and $0.2 million respectively.

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

Preferred Priority Distribution

In connection with CKX’s $100 million investment in FXLR on June 1, 2007, Flag retained a $45 million preferred priority distribution right in FXLR, which amount was payable upon the consummation of certain predefined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements described in note 2. From and after November 1, 2007, Flag is entitled to receive an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Mr. Sillerman, Mr. Kanavos and Brett Torino, the Chairman of the Company’s Las Vegas Subsidiaries, are entitled to receive their pro rata participation of the $45 million preferred priority distribution right held by Flag, when paid by FXLR, based on their ownership interest in Flag.

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

As of June 30, 2009, $15 million of the preferred priority distribution right in FXLR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008 as described in note 2, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement.

19X Payment

In March 2008, the Company made a payment in the amount of $51,000 on behalf of 19X, Inc., a company that is owned and controlled, in part, by Robert F.X. Sillerman. The Company made the payment for administrative convenience, concurrent with its own payment for travel expenses incurred in connection with a trip taken for a shared business opportunity. As of August 13, 2009, the full amount of the payment remains outstanding. The Company intends to continue to pursue payment of the full amount.

650 Madison Avenue Office Space

Since April 1, 2008, the Company has sublicensed certain space from Flag which in turn sublicensed the space from Flag Anguilla Management, a company controlled by Robert F.X. Sillerman. The rent for such space is calculated on a quarterly basis and is incorporated into the quarterly shared services calculation between the Company and Flag described above. For the three months ended March 31, 2009, rental reimbursements to Flag totaled $35,400.

Effective April 1, 2009, CKX reached an agreement with the Company and Flag Anguilla, pursuant to which (i) Flag Anguilla assigned its sublease for the 15th floor to CKX, and (ii) CKX sublicensed a portion of such space to the Company. The terms of the agreement runs concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX is responsible for payment of the full rental amount each month to the sublandlord, and the Company will pay its pro rata share of the rent for the space it occupies to CKX, with such payments to be made on the first day of every month during the term. The agreement is terminable at the Company’s option on 90 days written notice, and is terminable at the option of CKX upon the failure of the Company to make a single rental payment when due, subject to a five (5) day cure period. Rental payments for the three months ended June 30, 2009 totaled $37,500.

17.	Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Cash Equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents.

Investment in Marketable Securities

The fair value of the investment in marketable securities is estimated based on quoted prices in active markets for identical investments. The investment in marketable securities is measured at fair value on a recurring basis.

Long-term Debt

As of June 30, 2009 and December 31, 2008, the Company has a mortgage loan with a carrying value of $454 million and $475 million respectively. The Company believes that it is impracticable to determine the loan’s fair value due to the financial conditions that it is in as previously discussed in note 2.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$1,266	$1,266	$2,659	$2,659
Investment in marketable securities	—	—	4,231	4,231

18.	Fair Value Measurements

SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet December 31, 2008 (in thousands):

Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or	Observable Inputs	Unobservable Inputs	December 31, 2008
	Liabilities (Level 1)	(Level 2)	(Level 3)	Total

Assets:
Investment in marketable securities	$4,231	$—	$—	$4,231

The valuation technique used to measure the fair value of the investment in marketable securities was the market approach. The investment in marketable securities is included in other assets within the consolidated balance sheet at December 31, 2008.

19.	Subsequent Events

The Company evaluated all subsequent events through August 14, 2009, which is the date that the unaudited consolidated financial statements were issued. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in the consolidated financial statements, except for those disclosed below.

As has been previously disclosed, the Company’s Las Vegas subsidiaries are currently in default under the $475 million mortgage loan secured by their Las Vegas property, which is substantially the Company’s entire business. On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which on September 9, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property (see note 8 above), which is $259 million in principal and accrued interest thereon.

Former Office Space Lease

In July 2009, the Company’s FX Luxury Management, LLC subsidiary vacated certain office space with a remaining lease term of 47 months and aggregate remaining lease rentals of $1.9 million. This was a non-recourse lease and management believes it to be remote that the remaining lease payments will be paid. Neither the Company nor any of its other subsidiaries is responsible for such amounts.

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

Business of the Company

The Company’s business consists of owning and operating 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and intended to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas subsidiaries have defaulted on the $475 million mortgage loan secured by the Las Vegas property as a result of failing to repay the loan at maturity on January 6, 2009, and the first lien lenders under the mortgage loan have commenced exercising their remedies. As a result of the ongoing default and the first lien lenders’ exercise of remedies, the Company had continued the property’s current commercial leasing activities until the appointment of a receiver on June 23, 2009 (see below). As a result of the abandonment of the previously announced redevelopment plans, the Company recorded an impairment charge related to write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2008. As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million as of then. The Company determined that no additional indicators of impairment, such as land sales in the Las Vegas market, took place during the first quarter of 2009. Therefore, no land impairment was recorded during the first quarter. The Company has subsequently obtained a preliminary update of the appraisal by the same firm and, as a result, has recorded an additional impairment charge to the land of $77.0 million as of June 30, 2009. Based on the foregoing, the carrying value of the Las Vegas property has been reduced to its estimated fair value of $140.8 million as of that date.

As a result of the default of the Company’s Las Vegas subsidiaries, on April 9, 2009, the first lien lenders had sent a Notice of Breach and Election to Sell, initiating the trustee sale procedure against the Las Vegas property. Under Nevada law, the Las Vegas property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property, provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders. Although the second lien portion of the mortgage loan, which is $195 million is also in default, pursuant to the intercreditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which on September 9, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations (of approximately $259 million) to the first lien lenders secured by the property.

On June 23, 2009, the District Court of Clark County, Nevada granted the first lien lenders’ petition for the appointment of the Receiver, as more fully described in note 2. The Receiver was appointed to take control of the Las Vegas property and, subject to the loan documents, to all personal, tangible and intangible, intellectual and commercial property, business, collateral, rights and obligations located thereon, including but not limited to all of the leasehold interests on the Las Vegas property as owned and/or controlled by the Las Vegas subsidiaries, other than the collateral proceeds held by the first lien lender.

The loss of the Las Vegas property, which is substantially the entire business of the Company, would have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to continue as a going concern.

The Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot warrant to what extent such actions will be viable or effective.

On January 10, 2008, the Company became a publicly traded company as a result of the completion of the distribution of 19,743,349 shares of common stock to CKX’s stockholders of record as of December 31, 2007. This distribution is referred to herein as the “CKX Distribution.”

Impairment of Land

In accordance with FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its then estimated fair value of $218.8 million. The global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Despite early signs of stabilization in the first quarter, the economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor, and as a result, management believes there are new indicators that the recoverable amount of the Las Vegas property may not exceed its carrying value warranting further impairment of the Las Vegas property. The Company obtained a preliminary update of the appraisal as of June 30, 2009 by the same firm and, as a result, has recorded an additional impairment charge of $77.0 million to the value of the land. However, based on the continuation of such factors, as well as the lack of comparable sales and the rapidly changing economic environment, no assurances can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the Las Vegas property by the Company or upon foreclosure by the lenders at or near the carrying value of $140.8 million as of June 30, 2009 would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

As described above and consistent with SFAS 157, the fair value of the Las Vegas property was determined based upon the valuation report obtained from an independent appraisal firm as well as applying certain assumptions for significant unobservable inputs. This is largely due to the severity of deterioration of the market conditions in Las Vegas, lack of recent comparable sales, uncertainty as to the timing of any recovery, inability to project meaningful cash flows for market participants given the current state and use of the properties, lack of available financing for large scale developmental projects and rapidly changing environment. A description of the significant unobservable inputs are as follows:

•	Loss of certain typical market participants (e.g., large hotel and casino operators) given their current financial condition, commitments and / or liquidity challenges;

•	Discount from the available comparable sales which are primarily dated in 2007 and do not fully reflect the continued deterioration of the Las Vegas market values;

•	Development requirements, and therefore, capital needs, to maximize the value and use of the Las Vegas property combined with the lack of available financing;

•	Location, configuration and zoning of the Las Vegas property, each which may make it more or less attractive than other comparable properties; and

•	Shrinking market and exposure periods in the current environment.

Consolidated Operating Results Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue for the three months ended June 30, 2009 was $4.8 million. Operating expenses were $82.1 million, which includes a land impairment charge of $77.0 million.

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

Revenue

Revenue increased $4.3 million in the second quarter of 2009 as compared to the second quarter of 2008 due primarily to the Company no longer classifying any of the operations of the Las Vegas subsidiaries as incidental operations as was done in the first quarter of 2008. All operations are included as part of income from operations for the three months ended June 30, 2009. Actual revenue increased $0.2 million over the prior year period.

Operating Expenses

Actual operating expenses, adjusted for incidental operations in 2008, increased in the second quarter of 2009 by $72.3 million primarily due to a land impairment charge of $77.0 million, an increase of $0.3 million in operating and maintenance expenses and debt restructuring costs including legal and bank fees and other related costs of $1.1 million. These increases were offset by a decrease of $3.7 million in selling, general and administrative expenses due to a reduction in salaries and wages and a decrease of $2.5 million in license fees. Included in corporate overhead expenses for the three months ended June 30, 2009 is a reduction of $0.4 million in non-cash compensation due to an adjustment of $0.8 million and $0.1 million in shared services charges provided by CKX pursuant to the shared services agreement and Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, in the second quarter of 2009 as compared to the second quarter of 2008 due primarily to no longer classifying any of the operations of the Las Vegas subsidiaries as incidental operations as was done in the first quarter of 2008, offset by an extension of the useful lives of the assets in September 2008. Actual depreciation decreased $4.9 million in the second quarter of 2009 as compared to the second quarter of 2008 because the Company had been depreciating the Las Vegas property using shorter useful lives in anticipation of demolition for development of the site.

Interest Income/Expense

Interest expense, net, decreased $1.8 million in the second quarter of 2009 as compared to the second quarter of 2008 due to a decrease in amortization related to deferred financing costs, lower interest rates in the 2009 period and a reduction in outstanding mortgage loans due to a $21 million principal payment made in January 2009.

Loss from Incidental Operations

Loss from incidental operations was $5.0 million in the second quarter of 2008, consisting of $4.5 million of revenue, $4.0 million of operating expenses and $5.4 million of depreciation and amortization.

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income from operations for the three months ended June 30, 2009.

Income Taxes

For the three months ended June 30, 2009 and 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Consolidated Operating Results Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue for the six months ended June 30, 2009 was $ $9.4 million. Operating expenses were $78.6 million, which includes a land impairment charge of $77.0 million and the reversal of $10.0 million of license fees originally recorded in the year ended December 31, 2008 as a result of the 2009 termination of the license agreements with EPE and MAE.

Revenue

Revenue increased $8.4 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due primarily to the Company no longer classifying any of the operations of the Las Vegas subsidiaries as incidental operations as was done in the first quarter of 2008. All operations are included as part of income from operations for the six months ended June 30, 2009. Actual revenue declined $0.6 million over the prior year period.

Operating Expenses

Actual operating expenses adjusted for incidental operations in 2008 increased in six months ended June 30, 2009 by $58.3 million primarily due to a land impairment charge of $77.0 million, an increase in operating and maintenance expenses of $0.6 million and debt restructuring costs including legal and bank fees and other related costs of $2.0 million. These increases were offset by a decrease of $6.4 million in selling, general and administrative expenses due to a reduction in salaries and wages and a decrease of $15.0 million in license fees. Included in corporate overhead expenses for the six months ended June 30, 2009 are $0.4 million in non-cash compensation due to an adjustment of $0.8 million and $0.2 million in shared services charges provided by CKX pursuant to the shared services agreement and Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization increased $1.0 million, in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due primarily to no longer classifying any of the operations of the Las Vegas subsidiaries as incidental operations as was done in the first quarter of 2008, offset by an extension of the useful lives of the assets in September 2008. Actual depreciation decreased $9.8 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 because the Company had been depreciating the Las Vegas property using shorter useful lives in anticipation of demolition for development of the site.

Interest Income/Expense

Interest expense, net, decreased $5.8 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to a decrease in amortization related to deferred financing costs, lower interest rates in the 2009 period and a reduction in outstanding mortgage loans due to a $21 million principal payment made in January 2009.

Loss from Incidental Operations

Loss from incidental operations was $9.0 million in the six months ended June 30, 2008, consisting of $9.0 million of revenue, $7.2 million of operating expenses and $10.8 million of depreciation and amortization.

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income from operations for the six months ended June 30, 2009.

Income Taxes

For the six months ended June 30, 2009 and 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

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

We are in severe financial distress and may not be able to continue as a going concern. Our current cash flow from operations and cash on hand as of June 30, 2009 are not sufficient to fund our short-term liquidity requirements, including our ordinary course obligations as they come due. The Company’s Las Vegas subsidiaries are currently in default under the mortgage loan secured by their Las Vegas property ($454 million aggregate principal amount outstanding as of June 30, 2009), which is substantially our entire business, and neither we nor our subsidiaries are able to repay the obligations with respect thereto.

On April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. Under Nevada law, the Las Vegas property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property, provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders. Although the second lien portion of the mortgage loan is also in default, pursuant to the intercreditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which on September 9, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations (of approximately $259 million) to the first lien lenders secured by the property.

On June 23, 2009, the District Court of Clark County, Nevada granted the first lien lenders’ petition for the appointment of the Receiver, as more fully described in note 2. The Receiver was appointed to take control of the Las Vegas property and, subject to the loan documents, to all personal, tangible and intangible, intellectual and commercial property, business, collateral, rights and obligations located thereon, including but not limited to all of the leasehold interests on the Las Vegas property as owned and/or controlled by the Las Vegas subsidiaries, other than the collateral proceeds held by the first lien lenders.

Concurrent with the motion requesting the appointment of the Receiver, the first lien lenders refused to approve or process draw requests, commencing with the June 8, 2009 draw request. As a result, the Las Vegas subsidiaries were unable to satisfy all their obligations and pay for the necessary expenses of property operations and management, except certain expenses which were funded by the Company. The Company is close to exhausting all cash available to provide such funding. At this time, the costs to operate the property are approved and funded by the Receiver from revenue collected by the first lien lenders, who continue to receive payment of all rents and revenue generated at the Las Vegas property.

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

Bear Stearns Margin Loan — On September 26, 2007, we entered into a $7.7 million margin loan from Bear Stearns. We used the proceeds of the loan, together with the proceeds from the CKX line of credit, to exercise the option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. In total, 992,069 of the Company’s shares of Riviera Holdings Corporation common stock were pledged as collateral for the margin loan with Bear Stearns. The loan originally required maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. As of December 31, 2008, the Company made payments of approximately $7.3 million to pay down the margin loan in conjunction with these loan requirements. On December 30, 2008, the effective interest rate on this loan was 2.33% and the amount outstanding, including accrued interest of $0.3 million, was $0.7 million. On November 3, 2008, the Company was advised that the margin requirement was raised to 50% and would be further raised to 75% on November 17, 2008, provided that if the price of a share of Riviera Holdings Corporation common stock fell below $3.00, the loan would need to be repaid. On November 11, 2008, the closing price of Riviera Holdings Corporation’s common stock fell below $3.00 per share, resulting in the requirement that the Company repay all amounts outstanding under the loan. From January 8, 2009 until January 23, 2009, we sold 268,136 Riviera common shares and repaid all amounts outstanding under the margin loan. As of June 30, 2009, the Company had sold all of the Riviera shares.

Preferred Priority Distribution — In connection with CKX’s $100 million investment in FXLR on June 1, 2007, CKX agreed to permit Flag Luxury Properties to retain a $45 million preferred priority distribution right which amount will be payable from the proceeds of certain pre-defined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements described elsewhere herein. From and after November 1, 2007, Flag Luxury Properties is entitled to an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Robert F.X. Sillerman, our Chairman and Chief Executive Officer, Paul Kanavos, our President, and Brett Torino, Chairman of our Las Vegas Division, each own directly and indirectly an approximate 30.5% interest in Flag Luxury Properties and each will receive his pro rata share of the priority distribution. As described above, on May 13, 2008, we paid to Flag with proceeds from sales under the related investment agreements $30 million plus return of approximately $1.0 million through the date of payment as partial satisfaction of its $45 million preferred priority distribution right. As of June 30, 2009, $15 million of the preferred priority distribution right in FLXR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008, as described above, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement of units.

Cash Flow for the Six Months Ended June 30, 2009 and 2008

Operating Activities

Cash used in operating activities of $13.3 million for the six months ended June 30, 2009 consisted primarily of the net loss for the period of $91.1 million, which includes a land impairment charge of $77.0 million and the reversal of the licensing fee of $10.0 million due to the termination of the Elvis Presley Enterprises and Muhammad Ali Enterprises license agreements, the non-cash impairment of available-for-sale securities of $0.4 million, depreciation and amortization costs of $1.0 million, deferred financing cost amortization of $0.1 million and share-based payments of $0.4 million. There were changes in working capital levels during the period of $8.9 million.

Cash used in operating activities of $36.7 million for the six months ended June 30, 2008 consisted primarily of the net loss for the period of $79.0 million, which includes the non-cash impairment of available for-sale securities of $31.6 million, depreciation and amortization costs of $10.8 million, deferred financing cost amortization of $6.5 million and share-based payments of $1.7 million. There were changes in working capital levels during the period of $8.7 million, which includes a $5.0 million accrual for the Elvis Presley Enterprises and Muhammad Ali Enterprises license agreements for the six months ended June 30, 2008.

Investing Activities

Cash provided by investing activities of $33.6 million for the six months ended June 30, 2009 reflects proceeds from the sales of marketable securities of $4.1 million and $29.4 million of restricted cash used.

Cash provided by investing activities of $18.5 million for the six months ended June 30, 2008 reflects $5.1 million of development costs capitalized during the period, offset by $23.7 million of restricted cash used.

Financing Activities

Cash used in financing activities of $21.7 million for the six months ended June 30, 2009 primarily reflects the repayment of the margin loan plus interest of $0.7 million and principal payments of $21.0 million on the Mortgage Loan.

Cash provided by financing activities of $37.6 million for the six months ended June 30, 2008 reflects net proceeds from the rights offering and the related investment agreements of $96.6 million, other issuances of stock of $2.6 million, offset by the preferred distribution to Flag of $31.0 million, repayment of notes of $24.0 million, and repayment of the Flag promissory note of $1.0 million principle amount and the CKX line of credit of $6.0 million principal amount.

Uses of Capital

At June 30, 2009, we had $454.0 million of debt outstanding and $1.3 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current operations including payments of interest and principal due on our outstanding debt. Most of our assets are encumbered by our debt obligations.

Capital Expenditures

In connection with and as a condition to the Mortgage Loan, we have funded a segregated escrow account for the purpose of funding pre-development costs in connection with redevelopment of the Las Vegas property. The balance in the pre-development escrow account on December 31, 2008 was $20.1 million, which is included in restricted cash on our balance sheet. As of June 30, 2009, the reserve has been depleted.

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

Application of Critical Accounting Policies

During the six months ended June 30, 2009, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Form 10-K, as amended, for the year ended December 31, 2008.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The objective of SFAS 167 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.

Earlier application is prohibited. The Company is currently determining the impact of SFAS 167 on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. As SFAS 168 primarily is a codification of existing generally accepted accounting principles, the Company does not believe the standard will have an effect on the Company’s financial position or statement of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under SFAS 165, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 as of June 30, 2009, as required. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009, as required. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 as of June 30, 2009, as required. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted FSP FAS 157-4 as of June 30, 2009, as required. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for all assets acquired or liabilities assumed arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that the adoption of FSP FAS 141(R)-1 will have an impact on its consolidated financial statements, if the Company acquires companies in the future.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141(R), and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company adopted FSP FAS 142-3 as of January 1, 2009, as required. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 as of January 1, 2009, as required. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

The $475 million mortgage loan pays interest at variable rates ranging from 5.75% to 13.25% at June 30, 2009. We entered into an interest rate agreement with a major financial institution which capped the maximum Eurodollar base rate payable under the loan at 5.5%. The interest rate cap agreement expired on July 23, 2008. A new rate cap agreement to protect the one-month LIBOR rate at a maximum of 3.5% was purchased in conjunction with the extension of the Mortgage Loan effective July 6, 2008. This rate cap agreement lapsed on January 6, 2009 in conjunction with the maturity of the loan.

ITEM 4T.	CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

Due to recent changes in personnel, we have material weaknesses in our internal controls over financial reporting.

The recent loss of certain key accounting and finance personnel and termination of the Shared Services Agreement with CKX has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process. Due to the impact of these events on our internal controls over financial reporting in these areas, significant adjustments were necessary to present the financial statements in accordance with generally accepted accounting principles. As a result, we have determined there to be material weaknesses in internal controls over financial reporting. We are assessing a plan to remediate these material weaknesses, but we cannot be sure that the Company will have the resources to do so.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2009. Based on this evaluation, and in light of the material weaknesses described above under “Changes in Internal Control over Financial Reporting”, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with generally accepted accounting principles. Nevertheless, management believes that the financial statements are fairly stated and that all required disclosures have been made.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to note 15 to the Company’s Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

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

The Company’s Las Vegas property is subject to a $475 million loan that is currently in default due to the failure of the Las Vegas subsidiaries’ to repay the loan at maturity on January 6, 2009. As a result of the failure to make repayment when due, the lenders may at any time exercise their remedies under the amended and restated credit agreements governing the mortgage loan, which may include foreclosing on the Las Vegas property. On April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which on September 9, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Under Nevada law, the Las Vegas property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property, provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders. Neither the Company nor its subsidiaries are able to cure the default. Consequently, the Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings. The Company cannot guarantee to what extent, if any, such actions may be viable or effective.

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

Reference is made in note 8 of the Company’s Consolidated Financial Statements included elsewhere in this report for additional information required by this item.

ITEM 6.	EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description

10.1	Employment Separation Agreement and Release entered into April 30, 2009 by and between FX Real Estate and Entertainment Inc. and Barry A. Shier(1)
10.2	Employment Separation Agreement and Release entered into April 30, 2009 by and between FX Real Estate and Entertainment Inc. and Brett Torino(1)
10.3	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Paul C. Kanavos(2)
10.4	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Mitchell J. Nelson(2)
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated April 30, 2009.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated June 23, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

FX Real Estate and Entertainment Inc.

By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman
Chief Executive Officer and Chairman of the Board

By:	/s/ GARY McHENRY
Gary McHenry
Principal Financial Officer
August 14, 2009

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer