Form 10-Q
period 2009-09-30
FX Real Estate & Entertainment Inc.
filed 2009-11-20
CIK 1410402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 18, 2009, there were 60,325,752 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
	Explanatory Note	3
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	4
	Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2009 and 2008	5
	Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2009 and 2008	6
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008	7
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4T.	Controls and Procedures	41

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 3.	Defaults Upon Senior Securities	42
Item 6.	Exhibits	43
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE

As has been disclosed previously, FX Real Estate and Entertainment Inc. (the “Company”) is in severe financial distress and may not be able to continue as a going concern. The Company’s current cash flow from operations and cash on hand as of September 30, 2009 and the date of this Quarterly Report on Form 10-Q are not sufficient to fund its short-term liquidity requirements, including its ordinary course expenses and obligations as they come due. The Company’s Las Vegas subsidiaries own real property which is substantially the Company’s entire business, and which subsidiaries are in default under their $475 million mortgage loans, which are secured by the property. As has been previously disclosed in the Company’s prior public filings with the Securities and Exchange Commission and as set forth in further detail in notes 2, 8 and 19 to the Company’s unaudited consolidated financial statements included elsewhere herein:

(a) As a result of such default, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, initiating the trustee sale procedure against the Las Vegas subsidiaries.

(b) On June 23, 2009, the Las Vegas property was placed under the exclusive possession and control of a court-appointed receiver at the request of the first lien lenders as a result of such default.

(c) On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. The trustee’s sale was initially scheduled for September 9,2009 and has since been adjourned to October 21, 2009, November 18, 2009 and December 22, 2009. Under Nevada law, the Las Vegas property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property, provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders.

(d) On October 30, 2009, the Las Vegas subsidiaries entered into a Lock-Up and Plan Support Agreement (the “Lock-Up Agreement”) with the first lien lenders and two corporate affiliates (LIRA Property Owner, LLC and its parent LIRA LLC; collectively, the “Newco Entities”) of Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino, who are directors, executive officers and/or greater than 10% stockholders of the Company. The purpose of the Lock-Up Agreement is to pursue an orderly liquidation of the Las Vegas subsidiaries for the benefit of their creditors pursuant to a prepackaged chapter 11 bankruptcy proceeding. In the prepackaged chapter 11 bankruptcy proceeding, the Las Vegas property will be sold for the benefit of the Las Vegas subsidiaries’ creditors either pursuant to an auction sale for at least $256 million, or if the auction sale is not completed, pursuant to a prearranged sale to the Newco Entities under the terms of the bankruptcy proceeding’s plan of liquidation. If the Las Vegas property is sold under the Lock Up Agreement pursuant to the auction sale, it is highly unlikely that the Company will receive any benefit from such auction sale. If the auction sale is not completed and the Las Vegas property is sold under the Lock Up Agreement pursuant to the prearranged sale to the Newco Entities, the Company will not receive any benefit from any such prearranged sale. If the Lock Up Agreement is terminated without consummation of any such sale of the Las Vegas property, it is difficult to predict what the consequences will be to the Company and the sole surviving Las Vegas subsidiary and its creditors.

(f) On November 2, 2009, the Company changed its independent registered public accounting firm, replacing Ernst & Young LLP with L.L. Bradford and Company, LLC for the year ending December 31, 2009.

(g) On November 6, 2009, the Company completed a private sale of its securities to certain of its directors, executive officers and/or greater than 10% stockholders from which the Company generated aggregate proceeds of $375,000. The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes. The Company still has insufficient working capital to fund its liquidity requirements for any prolonged period and, as such, may not be able to continue as a going concern.

(h) On November 12, 2009, the second lien lenders to the mortgage loans (through the second lien collateral agent) initiated litigation against the first lien lenders, the Company, the Las Vegas subsidiaries and others contesting the validity of the Lock Up Agreement.

FX Real Estate and Entertainment Inc.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30,	December 31,
	2009	2008
	Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$575	$2,659
Restricted cash	607	29,814
Marketable securities	—	4,231
Rent and other receivables, net of allowance for doubtful accounts of $318 at September 30, 2009 and $17 at December 31, 2008	368	124
Deferred financing costs, net	—	54
Prepaid expenses and other current assets	1,017	1,325

Total current assets	2,567	38,207
Investment in real estate:
Land	135,654	212,624
Building and improvements	32,859	32,816
Furniture, fixtures and equipment	686	730
Less: accumulated depreciation	(28,876)	(27,370)

Net investment in real estate	140,323	218,800
Acquired lease intangible assets, net	1,014	1,063

Total assets	$143,904	$258,070

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$29,137	$10,321
Accrued license fees	—	10,000
Debt in default (see note 8)	454,000	475,000
Notes payable	—	391
Due to related parties	1,180	1,373
Other current liabilities	5	519
Acquired lease intangible liabilities, net	9	13
Unearned rent and related revenue	229	36

Total current liabilities	484,560	497,653
Other long-term liabilities	—	309

Total liabilities	484,560	497,962
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share issued and outstanding at September 30, 2009 and at December 31, 2008	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 56,159,085 shares issued and outstanding at September 30, 2009 and December 31, 2008	520	520
Additional paid-in-capital	299,925	299,142
Accumulated deficit	(641,101)	(539,554)

Total stockholders’ deficit	(340,656)	(239,892)

Total liabilities and stockholders’ deficit	$143,904	$258,070

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Revenue	$4,553	$482

Operating expenses:
License fees (see note 10)	—	2,500
Selling, general and administrative expenses	1,393	3,560
Depreciation and amortization	505	7
Operating and maintenance	1,337	6
Debt restructuring costs	805	—
Real estate taxes	483	58
Impairment of land (see note 2)	—	—
Impairment of capitalized development costs	—	10,667

Total operating expenses	4,523	16,798

Loss from operations	30	(16,316)
Interest income	0	84
Interest expense	(10,455)	(9,665)
Other expense	—	(3,950)
Loss from incidental operations	—	(3,860)

Net loss	(10,425)	(33,707)
Less: Net loss attributable to noncontrolling interest	—	—

Net loss attributable to FX Real Estate and Entertainment Inc.	$(10,425)	$(33,707)
Per share information attributable to FX Real Estate and Entertainment Inc.:
Basic and diluted loss per share	$(0.20)	$(0.65)
Basic and diluted average number of common shares outstanding	52,943,504	51,503,841

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Revenue	$13,935	$1,453

Operating expenses:
License fees (see note 10)	(10,000)	7,500
Selling, general and administrative expenses	7,898	11,504
Depreciation and amortization	1,518	20
Operating and maintenance	3,525	23
Debt restructuring costs	2,796	—
Real estate taxes	1,402	167
Impairment of land (see note 2)	76,970	—
Impairment of capitalized development costs	—	10,667

Total operating expenses	84,109	29,881

Loss from operations	(70,174)	(28,428)
Interest income	20	325
Interest expense	(31,176)	(36,183)
Other expense	(217)	(35,535)
Loss from incidental operations	—	(12,881)

Net loss	(101,547)	(112,702)
Less: Net loss attributable to noncontrolling interest	—	12

Net loss attributable to FX Real Estate and Entertainment Inc.	$(101,547)	$(112,690)

Per share information attributable to FX Real Estate and Entertainment Inc.:
Basic and diluted loss per share	$(1.94)	$(2.43)

Basic and diluted average number of common shares outstanding	52,312,930	46,356,693

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net loss	$(101,547)	$(112,690)
Adjustments to reconcile net loss to cash used in operating activities:
Reversal of license fees	(10,000)	—
Impairment of land	76,970	—
Impairment of available-for-sale securities	377	35,535
Impairment of capitalized development costs	—	10,667
Gain on sales of marketable securities	(251)	—
Gain on disposal of assets	91	—
Depreciation and amortization	1,518	15,892
Deferred financing cost amortization	54	7,493
Share-based payments	533	2,448
Minority interest		(12)
Provision for accounts receivable allowance	301	(258)
Changes in operating assets and liabilities:
Receivables	(590)	475
Other current and non-current assets	204	(533)
Accounts payable and accrued expenses	19,165	(3,571)
Accrued license fees	—	(2,500)
Due to related parties	(193)	(1,607)
Unearned revenue	193	66
Other	(827)	(266)

Net cash used in operating activities	(14,002)	(48,861)

Cash flows from investing activities:
Restricted cash	29,207	37,979
Proceeds from sales of marketable securities	4,105	—
Proceeds from sale of assets	95	—
Purchase of property and equipment	(43)	(117)
Capitalized development costs	—	(9,034)

Net cash provided by investing activities	33,364	28,828

Cash flows from financing activities:
Principal payment on mortgage loan	(21,000)	—
Repayment of margin loan	(741)	—
Proceeds from private placement of units	250	7,925
Payments of mortgage loan extension costs	—	(14,988)
Repayment of related party debt	—	(7,054)
Repayment of notes	—	(26,069)
Proceeds from sale of common stock	—	2,570
Proceeds from rights offering and investment agreements, net	—	96,613
Preferred distribution to related party	—	(31,039)
Deferred financing and leasing costs	—	(1,669)
Contribution from noncontrolling interest	45	668

Net cash (used in) provided by financing activities	(21,446)	26,957

Net (decrease) / increase in cash and equivalents	(2,084)	6,924
Cash and cash equivalents — beginning of period	2,659	2,559

Cash and cash equivalents — end of period	$575	$9,483

Supplemental cash flow data:
Cash paid for interest	$8,291	$30,189
Cash paid for debt restructuring expenses	2,796	—

Supplemental cash flow information:

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2008 (in thousands):

Capitalized but unpaid development costs	$102

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 reflect the results of operations of FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FX Luxury Realty, LLC, which changed its name to FX Luxury, LLC in August 2008 (“FXLR”). The financial information in this report for the three and nine months ended September 30, 2009 and 2008 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the full year.

As more fully discussed in note 19, on November 2, 2009, the Company changed its independent registered public accounting firm, replacing Ernst & Young LLP with L.L. Bradford and Company, LLC for the year ending December 31, 2009.

The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 (the “Form 10-K”). Certain prior period amounts presented have been reclassified to conform to the current period presentation.

2.	Organization and Background

Business of the Company

The Company’s business consists of owning and operating 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and intended to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas subsidiaries have defaulted on the $475 million mortgage loans secured by the Las Vegas property as a result of failing to repay the loans at maturity on January 6, 2009, and the first lien lenders under the mortgage loans have commenced exercising their remedies. As a result of the ongoing default and the first lien lenders’ exercise of remedies, the Company had continued the property’s current commercial leasing activities until the appointment of a receiver on June 23, 2009 (see below). As a result of the abandonment of the previously announced redevelopment plans, the Company recorded an impairment charge related to write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2008. As more fully described in note 9 below, as a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million as of December 31, 2008 and as of March 31, 2009. During the second quarter, the Company obtained a preliminary update of the appraisal by the same firm and as a result, recorded an additional impairment charge of $77.0 million as of June 30, 2009. The carrying value of the Las Vegas property was therefore reduced to its estimated fair value of $140.8 million as of June 30, 2009 and no additional impairment charge has been taken since that date.

As a result of the default of the Company’s Las Vegas subsidiaries, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, initiating the trustee sale procedure against the Las Vegas property. Under

Nevada law, the Las Vegas property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders. Although the second lien portion of the mortgage loans, which portion is $195 million is also in default, pursuant to the inter-creditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Such proposed sale was initially scheduled for September 9, 2009 and has since been adjourned to October 21, 2009, November 18, 2009 and December 22, 2009.

As more fully described in note 19, on October 30, 2009, the Las Vegas subsidiaries, the first lien lenders and the Newco Entities entered into the Lock-Up Agreement. If the prepackaged chapter 11 bankruptcy proceeding and the other transactions contemplated by the Lock Up Agreement are fully implemented, the Las Vegas property, which is substantially the entire business of the Company, will be sold for the benefit of the creditors of the Las Vegas subsidiaries. Such a sale of the Las Vegas property would have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to continue as a going concern.

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

Under the terms of the Order:

•	The Receiver took immediate and exclusive possession of the Receivership Property and is holding, operating, managing and leasing the Receivership Property;

•	The Receiver is required to take all commercially reasonable efforts to diligently analyze, evaluate, report with regard to, organize and categorize information relating to the Receivership Property so as to assist in the preparation for sale of the Receivership Property at foreclosure;

•	The Receiver is required to preserve the Receivership Property from loss, removal, material injury, destruction, substantial waste and loss of income there from; and

•	The Company’s Las Vegas subsidiaries were relieved of possession of, and any further obligation to administer, the Receivership Property.

As the Company continues to hold legal title to the property and further given that the receivership has not legally discharged the liability for debt secured by the Las Vegas property, the Company continues to consolidate the subsidiaries that own the property.

The Company and the Las Vegas subsidiaries are considering all possible legal options, including bankruptcy proceedings, which may, if initiated, affect the receivership. The Company cannot warrant to what extent, if any, such actions may be viable or effective. Upon commencing the prepackaged chapter 11 bankruptcy proceeding as contemplated by the Lock Up Agreement, the Receiver shall be discharged, the receivership of the Receivership

Property shall terminate and the Receivership Property shall become subject to the jurisdiction of the bankruptcy proceeding.

Impairment of Land

In accordance with accounting standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its then estimated fair value of $218.8 million as of December 31, 2008 and March 31, 2009. The global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Despite early signs of stabilization in the first quarter, the economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor, and as a result, management believes there are new indicators that the recoverable amount of the Las Vegas property may not exceed its carrying value warranting further impairment of the Las Vegas property. The Company obtained a preliminary update of the appraisal as of June 30, 2009 by the same firm and, as a result, has recorded an additional impairment charge of $77.0 million to the value of the land. However, based on the continuation of such factors, as well as the lack of comparable sales and the rapidly changing economic environment, no assurances can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the Las Vegas property by the Company or upon foreclosure by the lenders at or near the carrying value of $140.8 million as of June 30, 2009 would be insufficient to fully repay the outstanding mortgage loans and therefore would result in the Company receiving no net cash proceeds. No additional impairment charge has been taken since June 30, 2009.

As described above and consistent with accounting standards (as defined in note 4), the fair value of the Las Vegas property was determined by management, based upon the valuation report obtained from an independent appraisal firm as well as applying certain assumptions for significant unobservable inputs. This is largely due to the severity of deterioration of the market conditions in Las Vegas, lack of recent comparable sales, uncertainty as to the timing of any recovery, inability to project meaningful cash flows for market participants given the current state and use of the properties, lack of available financing for large scale developmental projects and rapidly changing environment. A description of the significant unobservable input are as follows:

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

In September 2009, the Company entered into Subscription Agreements to raise $250,000 from Robert F.X. Sillerman, Paul Kanavos, Brett Torino and the Huff Alternative Parallel Fund, who are directors, executive officers and/or greater than 10% stockholders. They purchased an aggregate of 4,166,668 shares at a purchase price of $0.06 per Unit (such purchase price representing the average trading price per share of the Company’s common stock as reported on the Pink Sheets over the 30 day period immediately preceding the date of the Subscription Agreements). Each Unit consists of (x) one share of the Company’s common stock, (y) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.07 per share and (z) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.08 per share (the warrants referenced in preceding clauses (y) and (z) are hereinafter referred to as the “Warrants”). The Warrants are exercisable for a period of seven years and are identical in all respects except for their exercise prices. Because the transaction involved certain of the Company’s directors and their affiliates, the transaction was approved by a majority of the Company’s disinterested directors. The funding of each purchase took place before September 10, 2009. The Company used the proceeds to fund working capital requirements and for general corporate purposes.

As described in note 19, on November 6, 2009, the Company completed a private sale of its securities to the same parties from which the Company generated aggregate proceeds of $375,000.

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

The accompanying unaudited consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and satisfaction of liabilities in the ordinary course of business. As more fully discussed in note 8, the Las Vegas subsidiaries are in default under the $475 million mortgage loans secured by the Las Vegas property as a result of the failure to make repayment at the maturity date on January 6, 2009. On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which, after three adjournments, on December 22, 2009 the trustee will cause the Las Vegas property to be sold at a public auction to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. The Las Vegas property has been under the exclusive possession and control of a court-appointed Receiver, at the request of the first lien lenders, since June 23, 2009 (see note 2). Under Nevada law, the Las Vegas property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property, provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders. Although the second lien portion of the mortgage loans, which second lien portion is $195 million, is also in default, pursuant to the intercreditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

As more fully described in note 19, on October 30, 2009, the Las Vegas subsidiaries, the first lien lenders and the Newco Entities entered into the Lock-Up Agreement. If the prepackaged chapter 11 bankruptcy proceeding and the other transactions contemplated by the Lock Up Agreement are fully implemented, the Las Vegas property, which is substantially the entire business of the Company, will be sold for the benefit of the creditors of the Las Vegas subsidiaries. Such a sale of the Las Vegas property would have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to continue as a going concern.

The accompanying consolidated financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

4.	Accounting Policies

Significant Accounting Policies

During the nine months ended September 30, 2009, there have been no significant changes in the Company’s significant accounting policies and estimates as disclosed in the Form 10-K.

Impact of Recently Issued Accounting Standards

The Company adopted the provisions of Financial Accounting Standards concerning Fair Value Measurements on January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The accounting standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s marketable securities qualified as level one financial assets in accordance with accounting standards as they were traded on an active exchange market and were fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company does not have any other level three financial assets or liabilities. The adoption of the accounting standards did not affect the Company’s historical consolidated financial statements.

The Company adopted accounting standards concerning,Business Combinations and accounting standards concerning Noncontrolling Interests in Consolidated Financial Statements , on January 1, 2009. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The adoption of accounting standards concerning business combinations will change the Company’s accounting treatment for business combinations on a prospective basis. The Company has completed its assessment of the impact of SFAS 160 on its consolidated financial statements and has concluded that the statement has not had a significant impact on the Company’s consolidated financial statements. The Company’s adoption of accounting standards concerning noncontrolling interests has no significant impact for its existing noncontrolling interest because the impact is limited to presentation and disclosure in the Company’s financial statements. The prior period has been restated to conform to the 2009 presentation as accounting standards require retrospective application of the presentation and disclosure requirements to all periods presented. A prospective change is that future changes in noncontrolling interests are accounted for as equity transactions, unless the change results in a loss of control.

In June 2009, the FASB issued amendments to a previous accounting interpretation concerning variable interest entities. The objective of the accounting standards is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The accounting standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently determining the impact of accounting standard on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting standards concerning “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of prior FASB Statements, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The accounting standard establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The accounting standard is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. The accounting standard primarily is a codification of existing generally accepted accounting principles, the Company does not believe the standard will have an effect on the Company’s financial position or statement of operations.

In May 2009, the FASB issued accounting standards concerning “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under the new accounting standard, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The accounting standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The new accounting standard is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the accounting standard as of September 30, 2009, as required. The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position concerning “Interim Disclosures about Fair Value of Financial Instruments”. The staff position and bulletin amend previous standards concerning “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The staff position and bulletin are effective for interim reporting periods ending after June 15, 2009. The Company adopted the staff position and bulletin as of September 30, 2009, as required. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued staff positions concerning “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The staff positions do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The staff positions are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the staff positions as of September 30, 2009, as required. The adoption of the staff positions did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued a staff position concerning “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The staff position provides additional guidance for estimating fair value in accordance with accounting standards concerning “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. The staff position is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the staff position as of September 30, 2009, as required. The adoption of the staff position did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued a staff position concerning “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends and clarifies prior accounting standards, “Business Combinations”, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The staff position is effective for all assets acquired or liabilities assumed arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that the adoption of the staff position will have an impact on its consolidated financial statements, if the Company acquires companies in the future.

In April 2008, the FASB issued a staff position concerning “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under prior accounting standards concerning “Goodwill and Other Intangible Assets”. The intent of the staff position is to improve the consistency between the useful life of a recognized intangible asset under existing accounting standards and the period of expected cash flows used to measure the fair value of the assets under accounting standards, and other GAAP. The staff position is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company adopted the staff position as of January 1, 2009, as required. The adoption of the staff position did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued accounting standards concerning “Disclosures about Derivative Instruments and Hedging Activities — an amendment of prior accounting standards”, which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under prior accounting standards, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The accounting standard encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the accounting standard as of January 1, 2009, as required. The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial statements.

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

These securities were classified as available for sale in accordance with accounting standards concerning Accounting for Certain Investments in Debt and Equity Securities, and accordingly were carried at fair value. Previously during the year ended December 31, 2008, the Company based on the evaluation of the underlying reasons for the decline in value associated with the Riv Shares, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, determined that the losses were other than temporary and therefore recorded the losses in its statement of operations. During the nine months ended September 30, 2009, the Company sold all of its Riviera shares (1,410,363 shares) for net proceeds of $4.1 million and recorded a charge of $0.1 million in the statement of operations.

Prior to September 30, 2008, the unrealized gain or loss was reported in other comprehensive income as a separate component of stockholders’ equity as the Company did not consider the losses to be other than temporary.

6.	Loss Per Share/Common Shares Outstanding

Loss per share is computed in accordance with accounting standards concerning Earnings Per Share . Basic loss per share is calculated by dividing net loss attributable to FX Real Estate and Entertainment Inc. common stockholders by the weighted-average number of shares outstanding during the period. Diluted loss per share includes the determinants of basic loss per share and, in addition, gives effect to potentially dilutive common shares. The diluted loss per share calculations exclude the impact of all share-based stock awards because the effect would be anti-dilutive. For the nine months ended September 30, 2008 and 2009, 11,715,000 shares and 10,892,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

7.	Incidental Operations

The Company follows the accounting standards concerning the Accounting for Costs and Initial Operations of Real Estate Projects to account for certain operations of the Las Vegas subsidiaries. In accordance with the accounting standard, these operations are considered “incidental,” and as such, for each entity, when the incremental revenues exceed the incremental costs, such excess is accounted for as a reduction of capitalized costs of the redevelopment project.

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income (loss) from operations for the nine months ended September 30, 2009.

The following table summarizes the results from the incidental operations of the Company for the three and nine months ended September 30, 2008:

	Three Months	Nine Months
	Ended	Ended
(Amounts in thousands)	September 30, 2008	September 30, 2008

Revenue	$4,445	$13,474
Depreciation	(5,076)	(15,873)
Operating & other expenses	(3,229)	(10,482)

Loss from incidental operations	$(3,860)	$(12,881)

8.	Debt and Notes Payable

Debt in Default

The Company’s debt as of September 30, 2009 includes mortgage loans on the Las Vegas property in the aggregate principal amount of $454 million (collectively, the “Mortgage Loan”).

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

The Mortgage Loan contains covenants that regulate our incurrence of debt, disposition of property and capital expenditures. As of September 30, 2009, the Las Vegas subsidiaries were in default under the Mortgage Loan secured by the Las Vegas property as a result of failing to repay the Mortgage Loan at maturity on January 6, 2009.

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

At September 30, 2009, interest rates on the Mortgage Loan were at Prime plus applicable margins of 50 basis points on the $250 million tranche; 300 basis points on the $30 million tranche; and 800 basis points on the $195 million tranche; the effective interest rates on each tranche at September 30, 2009 were 5.75%, 8.25% and 13.25%, respectively, including 2.0% default rate on each of the tranches in effect since the Mortgage Loan went into default.

The Company has incurred debt restructuring costs including legal and bank fees and other related costs in the amount of $0.8 million and $2.8 million for the three and nine months ended September 30, 2009, respectively.

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

As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million in the year ended December 31, 2008. That charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million which management believed to be reasonable. The Company has subsequently obtained a preliminary appraisal by the same firm and as a result has recorded an additional impairment to the land of $77.0 million as of September 30, 2009 reducing the carrying value of the Las Vegas property to its estimated value of $140.8 million. No assurance can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the land by the Company or upon foreclosure by the lenders at or near the carrying value of $140.8 million as of September 30, 2009 would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

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

On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Such proposed sale was initially scheduled for September 9, 2009 and, after three adjournments, is currently scheduled for December 22, 2009.

On October 30, 2009 the Las Vegas subsidiaries entered into the Lock-Up Agreement with the first lien lenders and the Newco Entities. The purpose of the Lock-Up Agreement is to pursue an orderly liquidation of the Las Vegas subsidiaries for the benefit of their creditors pursuant to a prepackaged chapter 11 bankruptcy proceeding. In the prepackaged chapter 11 bankruptcy proceeding, the Las Vegas property will be sold for the benefit of the Las Vegas subsidiaries’ creditors either pursuant to an auction sale for at least $256 million, or if the auction sale is not completed, pursuant to a prearranged sale to the Newco Entities under the terms of the bankruptcy proceeding’s plan of liquidation. If the Las Vegas property is sold under the Lock Up Agreement pursuant to the auction sale, it is highly unlikely that the Company will receive any benefit from such auction sale. If the auction sale is not completed and the Las Vegas property is sold under the Lock Up Agreement pursuant to the prearranged sale to the Newco Entities, the Company will not receive any benefit from any such prearranged sale. If the Lock Up

Agreement is terminated without consummation of any such sale of the Las Vegas property, it is difficult to predict what the consequences will be to the Company and the sole surviving Las Vegas subsidiary and its creditors.

Reference is made to note 19 for further information about the Lock Up Agreement and the transactions contemplated thereby.

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

On March 9, 2009, following the Company’s failure to make the $10 million annual guaranteed minimum royalty payments for 2008, the Company entered into a Termination, Settlement and Release agreement with EPE and MAE, pursuant to which the parties agreed to terminate the EPE and MAE license agreements and to release each other from all claims related to or arising from such agreements. In consideration for releasing the Company from any claims related to the license agreements, EPE and MAE will receive 10% of any future net proceeds or fees received by the Company from the sale and/or development of the Las Vegas property, up to a maximum of $10 million. The Company has the right to buy-out this participation right at any time prior to April 9, 2014 for a payment equal to (i) $3.3 million plus interest at 7% per annum, calculated from year 3 until repaid, plus (ii) 10% of any net proceeds received from the sale of some or all of the Las Vegas property during such buy-out period and for nine months thereafter, provided that the amount paid under clauses (i) and (ii) shall not exceed $10 million.

Accounting for Minimum Guaranteed License Payments

The Company accounted for the 2008 minimum guaranteed license payments under the EPE and MAE license agreements ratably over the period of the benefit. Accordingly, the Company included license fee expense in the accompanying consolidated statement of operations of $2.5 million and $5.0 million for the three and nine months ended September 30, 2008, respectively. In the first quarter of 2009, the Company reversed the $10 million of license fee expense recorded in the year ended December 31, 2008 due to the termination of the license agreement.

11.	Acquired Lease Intangibles

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues, was less than $0.1 million for the three and nine months ended September 30, 2009 and 2008. Acquired lease intangibles liabilities are related to below-market leases under which the Company is the lessor. The weighted-average amortization period of acquired lease intangible liabilities is approximately 4.6 years.

Acquired lease intangibles consist of the following (in thousands):

	September 30, 2009	December 31, 2008

Assets
Above-market leases	$582	$582
In-place leases	1,320	1,320
Accumulated amortization	(888)	(839)

Net	$1,014	$1,063

Liabilities
Below-market leases	$111	$111
Accumulated accretion	(102)	(98)

Net	$9	$13

12.	Derivative Financial Instruments

Pursuant to the terms specified in the Mortgage Loan (see note 8), the Company entered into interest rate cap agreements (the “Cap Agreements”) with Credit Suisse with notional amounts totaling $475 million. The Cap Agreements are tied to the Credit Suisse Notes and converts a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lenders to protect the lender against the fluctuating market interest rate. The Cap Agreements were not designated as cash flow hedges under accounting standards concerning Accounting for Derivative Instruments and Hedging Activities, and as such the change in fair value is recorded as adjustments to interest expense. The Cap Agreement expired on July 23, 2008. Similarly, in connection with the extension of the Mortgage Loan, the Company entered into an interest rate cap agreement with similar terms that expired on January 6, 2009. There were no changes in the fair value of the Cap Agreements for the three and nine months ended September 30, 2009.

13.	Share-Based Payments

Compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses and loss from incidental operations (for 2008 only) is being recognized ratably over the vesting periods of the grants and was $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2009 and $0.7 million and $2.2 million, respectively, for the three and nine months ended September 30, 2008.

During the nine months ended September 30, 2009, options for 1,950,000 common shares were cancelled as a result of employment terminations. During the nine months ended September 30, 2009, options for 1,000,000 common shares were granted and vested at the average fair market value on the date of grant in connection with the termination of employment of Barry Shier as set forth in note 2 above (200,000 shares at an exercise price of $0.13 per share and 800,000 shares at an exercise price of $0.085 per share). In addition, during such period, options for 100,000 common shares at $10.00 per share, vesting over five years, were granted to Thomas Benson, the Company’s former Chief Financial Officer, in connection with his services to the Company pursuant to the Shared Services Agreement with CKX, Inc.

14.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months and nine months ended September 30, 2009 and 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

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

As described in note 8 above, the first lien lenders under the mortgage loan secured by the Las Vegas property have started the formal procedure for foreclosing on the Las Vegas property by filing the Notice of Breach and Election to Sell. Also, as described in note 8 above, the first lien lenders obtained an Order by the District Court of Clark County, Nevada on June 23, 2009 appointing a Receiver for the Las Vegas subsidiaries’ property and, on July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Such proposed sale has been adjourned three times from its initially scheduled sale date of September 9, 2009 until December 22, 2009.

Pursuant to a claim made by the Workers’ Compensation Board of the State of New York for failure to carry such insurance during the period June 9, 2008 to October 14, 2008, a judgment was entered on August 24, 2009 in the Supreme Court of the State of New York, County of New York, in favor of the Workers’ Compensation Board in the amount of $74,000. The Company did not receive notice of the proceeding prior to the judgment being entered. Subsequently, the Company entered into a Settlement Agreement with the Workers’ Compensation Board of New York State and paid the sum of $10,966 in full satisfaction of all claims which the Company had protested.

As described in note 19 below, on November 12, 2009, the second lien lenders under the mortgage loans initiated litigation against the Company, the Las Vegas subsidiaries and others contesting the validity of the Lock Up Agreement.

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

For the three and nine months ended September 30, 2009, CKX incurred and billed FXRE less than $0.1 million and $0.3 million, respectively, for professional services, consisting primarily of accounting and legal services.

Effective June 30, 2009, the shared services agreement with CKX was terminated by mutual agreement of the parties.

We are also party to a shared services arrangement with Flag Luxury Properties, LLC (“Flag”) a company owned and controlled by Robert F.X. Sillerman, Paul Kanavos and Brett Torino, pursuant to which Flag reimburses the Company for the services of Mitchell J. Nelson and certain administrative employees, based on an allocation of time spent on Flag matters and the Company reimburses Flag for an allocation of rent and related overhead for the offices occupied by Paul Kanavos, Mitchell J. Nelson, and certain administrative personnel (see below under 650 Madison Avenue Office Space), based on an allocation of their time spent with respect to Company matters. The shared services arrangement is at will and may be terminated at any time by either party. For the nine months ended September 30, 2009 and 2008, Flag incurred and billed to FXRE net charges of $10,037 and $0.1 million respectively.

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

As of September 30, 2009, $15 million of the preferred priority distribution right in FXLR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008 as described in note 2, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement.

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

Effective April 1, 2009, CKX reached an agreement with the Company and Flag Anguilla, pursuant to which (i) Flag Anguilla assigned its sublease for the 15th floor to CKX, and (ii) CKX sublicensed a portion of such space to the Company. The terms of the agreement runs concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX is responsible for payment of the full rental amount each month to the sublandlord, and the Company will pay its pro rata share of the rent for the space it occupies to CKX, with such payments to be made on the first day of every month during the term. The agreement is terminable at the Company’s option on 90 days written notice, and is terminable at the option of CKX upon the failure of the Company to make a single rental payment when due, subject to a five (5) day cure period. Rental payments for the three months ended September 30, 2009 totaled $36,148.

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

Long-term Debt

As of September 30, 2009 and December 31, 2008, the Company has a mortgage loan with a carrying value of $454 million and $475 million respectively. The Company believes that it is impracticable to determine the loan’s fair value due to the financial conditions that it is in as previously discussed in note 2.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$575	$575	$2,659	$2,659
Investment in marketable securities	—	—	4,231	4,231

18.	Fair Value Measurements

The accounting standard concerning “Fair Value measurements” establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

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

The Company evaluated all subsequent events through November 19, 2009, which is the date that the unaudited consolidated financial statements were issued. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in the consolidated financial statements, except for those disclosed below.

Lock-Up Agreement

On October 30, 2009, the Company’s Las Vegas subsidiaries entered into the Lock-Up Agreement with the first lien lenders under the Las Vegas subsidiaries’ $475 million mortgage loans, and the Newco Entities, two corporate affiliates (LIRA Property Owner, LLC and its parent LIRA, LLC) of Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino, who are directors, executive officers and/or greater than 10% stockholders of the Company (collectively the “Newco Entities Equity Sponsors”).

As has been previously disclosed, the Las Vegas subsidiaries are currently in default under the $475 million mortgage loans secured by their Las Vegas property, which is substantially the Company’s entire business.

As has been previously disclosed, on October 15, 2009, the first lien lenders agreed to adjourn the latest scheduled trustee’s sale of the Las Vegas property from October 21, 2009 to November 18, 2009. The trustee’s sale of the Las Vegas property was initially scheduled for September 9, 2009, but, as has been previously disclosed, has since been adjourned to October 21, 2009, November 18, 2009 and December 22, 2009. The first lien lenders agreed to the first two of these adjournments to facilitate continued discussions regarding the mortgage loan default, while the first lien lenders agreed to the last of these adjournments on November 16, 2009 as discussed below.

As a result of these discussions, the parties entered into the Lock Up Agreement for the purpose of pursuing an orderly liquidation of the Las Vegas subsidiaries for the benefit of their creditors. The Lock Up Agreement contemplates implementation of the following transactions:

•	The Las Vegas subsidiaries will be merged into one surviving entity (the “Debtor”) (such merger occurred on November 5, 2009);

•	The Debtor will commence a voluntary prepackaged chapter 11 bankruptcy proceeding on or about November 16, 2009 with the United States Bankruptcy Court for the District of Nevada for the purpose of disposing of the Las Vegas property for the benefit of the Las Vegas subsidiaries’ creditors either pursuant to an auction sale for at least $256 million or, if the auction sale is not completed, pursuant to a prearranged sale to the Newco Entities under the terms of the prepackaged chapter 11 bankruptcy proceeding’s plan of liquidation;

•	Under the prearranged sale to one of the Newco Entities (LIRA Property Owner, LLC) as contemplated by the plan of liquidation, such entity will acquire the Las Vegas property for approximately $260 million (plus certain expenses, interest accruals and other items to the extent not paid during the prepackaged chapter 11 proceeding from the cash flows generated by the Las Vegas property’s real estate activities); and

•	The first lien lenders will finance the prearranged sale to LIRA Property Owner LLC by entering into a new secured loan with it as the borrower under the following terms and conditions: (i) it will post a $2.2 million deposit before commencement of the prepackaged chapter 11 bankruptcy proceeding, (ii) it will fund up to $650,000 of expenses during the prepackaged chapter 11 bankruptcy proceeding, (iii) at closing, it will pay approximately $15 million in cash (in addition to the $2.2 million deposit referred to in preceding clause (i)), while the balance of the purchase price will be payable pursuant to the terms of the new secured loan, and it will prefund a minimum of $3.350 million of reserves (which reserves will be increased on a dollar-for-dollar basis to the extent that it does not fund the entire $650,000 of expenses under preceding clause (ii)), (iv) during the prepackaged chapter 11 bankruptcy proceeding, it will have to fund or assume other expenses as set forth in the Lock-Up Agreement, (v) the Newco Entities Equity Sponsors will have to provide a “bad boy” guarantee of $60 million (decreasing over time to $20 million) in the event of a voluntary or collusive bankruptcy filing and/or misappropriation of funds, and (vi) in the event there is a fault-based termination of the Lock Up Agreement, it will forfeit its $2.2 million deposit to the first lien lenders and be obligated to pay the first lien lenders an additional $650,000 as liquidated damages.

The Lock Up Agreement is terminable by the first lien lenders, so long as they are not in breach of the Agreement, under certain conditions, including, without limitation, (i) if the prepackaged bankruptcy proceeding has not been initiated by November 16, 2009 (the “Petition Date”), (ii) if the interim cash collateral order for the case has not been entered within 10 business days of the Petition Date or the final cash collateral order for the case has not become a final order within 55 days of the Petition Date, (iii) if the Newco Entities Equity Sponsors do not each execute and deliver by November 11, 2009 a firm commitment to fund the $2.2 million deposit by November 11, 2009 and, at closing, to fund approximately $16.8 million (net of up to $650,000 for previously advanced expenses) to LIRA LLC and cause LIRA LLC to fund LIRA Property Owner, LLC to satisfy its obligations under the plan funding agreement for implementation of the plan and to consummate the transactions contemplated thereby and in the Lock Up Agreement, (iv) if the Newco Entities Equity Sponsors do not fund the $2.2 million deposit by November 11, 2009, (v) if the plan funding agreement for implementation of the plan of liquidation has not been executed and delivered by November 11, 2009, (vi) if it is reasonably certain that neither the auction sale of the Las Vegas property nor the plan of liquidation’s effective date is capable of occurring prior to May 18, 2010 or (vii) if the Company or any of the Las Vegas subsidiaries or any of the Newco Entities Equity Sponsors (including entities controlled by any of them) (x) objects to, challenges or otherwise commences or participates in any proceeding opposing the transactions contemplated by the Lock Up Agreement, or takes any action that is inconsistent with, or that would delay or obstruct, consummation of the transactions or transaction documents contemplated by the Lock Up Agreement, (y) directly or indirectly seeks, solicits, supports or formulates or prosecutes any plan, sale, proposal or offer of dissolution, winding up, liquidation, reorganization, merger or restructuring of the Las Vegas subsidiaries that could be reasonably expected to prevent, delay or impede consummation of the transactions or transaction documents contemplated by the Lock Up Agreement or (z) directs or supports in any way any person to take (or who may take) any action that is inconsistent with its obligations under the Lock Up Agreement, or that could impede or delay implementation or consummation of the transactions contemplated by the Lock Up Agreement.

As has been previously disclosed, on November 16, 2008, the first lien collateral agent, as permitted by the terms of the Lock Up Agreement, waived the non-occurrence of the events specified in clauses (i), (iii), (iv) and (v) of the immediately preceding paragraph by the dates specified therein, and extended the dates on which these events specified in clauses (i), (iii), (iv) and (v) are required to occur. In particular, the date specified in clause (i) was extended to December 4, 2009 and the dates specified in clauses (iii), (iv) and (v) were extended to November 18, 2009. The events specified in clauses (iii), (iv) and (v) occurred by such extended dates. In addition, the first lien collateral agent also extended the date on which the form of final cash collateral order should have been agreed upon to November 24, 2009 from November 11, 2009. The form of final cash collateral order was agreed upon prior to the expiry of such extended date. If the first lien collateral agent had not waived the non-occurrence of these events (including agreeing upon the final form of cash collateral order) and extended their dates of occurrence, the Lock Up Agreement would have automatically terminated in accordance with its terms. Also, on November 16, 2009, as a result of waiving the non-occurrence of these events and extending their dates of occurrence, the first lien lenders adjourned the pending trustee’s sale of the Las Vegas property to December 22, 2009 from November 18, 2009.

The Lock Up Agreement is terminable by the Debtor, so long as neither the Debtor nor the Newco Entities are in breach of the Agreement, if any of the first lien lenders breach any of their obligations under the Lock Up Agreement after giving effect to any applicable notice and cure period.

The Lock Up Agreement is terminable by either the Debtor or the Newco Entities if the final order has not been entered confirming the plan of liquidation and allowing the effective date for the plan of liquidation to occur on or before May 18, 2010.

If the Las Vegas property is sold under the Lock Up Agreement pursuant to the auction sale, it is highly unlikely that the Company will receive any benefit from such auction sale. If the auction sale is not completed and the Las Vegas property is sold under the Lock Up Agreement pursuant to the prearranged sale to the Newco Entities, the Company will not receive any benefit from any such prearranged sale. If the Lock Up Agreement is terminated without consummation of any such sale of the Las Vegas property, it is difficult to predict what the consequences will be to the Company and the surviving Las Vegas subsidiary and its creditors.

As has been previously disclosed, the Las Vegas property has been under the exclusive possession and control of a court-appointed receiver, at the request of the first lien lenders, since June 23, 2009. Upon commencing the prepackaged chapter 11 bankruptcy proceeding, the court-appointed receiver shall be discharged and the receivership of the Las Vegas property shall terminate. During the prepackaged chapter 11 bankruptcy proceeding, subject to the Bankruptcy Court entering the interim and final cash collateral orders contemplated by the Lock Up Agreement, most of the Debtor’s expenses will be funded from cash flows generated by the Las Vegas property’s real estate activities.

Because the Lock Up Agreement and the transactions contemplated thereby involve the Newco Entities Equity Sponsors, who are directors, executive officers and/or greater than 10% stockholders of the Company, a majority of the Company’s disinterested directors authorized the Las Vegas subsidiaries to enter into the Lock Up Agreement and consummate the transactions contemplated thereby.

As described below, on November 12, 2009, the second lien lenders under the mortgage loans initiated litigation against the Company, the Las Vegas subsidiaries and others contesting the validity of the Lock Up Agreement.

The foregoing description of the Lock Up Agreement and the transactions contemplated thereby is not complete and is qualified in its entirety by reference to the full text of the Lock Up Agreement, a copy of which is listed as and incorporated by reference herewith as Exhibit 10.1 and is incorporated herein by reference.

The foregoing description of the Lock-Up Agreement and the transactions contemplated thereby is not complete and is qualified in its entirety by reference to the full text of the Lock-Up Agreement, a copy of which is listed as Exhibit 10.1 and incorporated herein by reference to the Form 8-K filed by the Company on November 5, 2009.

Change of Auditors

On November 2, 2009, the Company changed its independent registered public accounting firm, replacing Ernst & Young LLP with L.L. Bradford and Company, LLC for the year ending December 31, 2009. For further details regarding the change, reference is made to the Company’s Current Report on Form 8-K dated November 2, 2009 and as filed with the Securities and Exchange Commission on November 6, 2009, which is incorporated herein by reference.

Private Placement

On November 5, 2009, the Company entered into subscription agreements (the “Subscription Agreements”) with Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President and a director, and his spouse, Dayssi Olarte de Kanavos, and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, pursuant to which such parties agreed to purchase an aggregate of 4,166,667 units (the “Units”) at a purchase price of $0.09 per Unit (such purchase price representing the average trading price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the date of the Subscription Agreements). Each Unit consists of (x) one share of the Company’s common stock, (y) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.10 per share and (z) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.11 per share (the warrants referenced in preceding clauses (y) and (z) are hereinafter referred to as the “Warrants”). The Warrants are exercisable for a period of seven years and are identical in all respects except for their exercise prices.

Because the transaction involved certain of the Company’s directors and their affiliates, the transaction was approved by a majority of the Company’s disinterested directors. The aggregate proceeds to the Company from the sale of the Units pursuant to the Subscription Agreements were $375,000. The funding of each purchase occurred on November 6, 2009. The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes.

Litigation Contesting the Validity of the Lock Up Agreement

On November 12, 2009, the second lien lenders to the mortgage loans (through the second lien collateral agent) filed a complaint in the United States District Court for the Southern District of New York against the first lien lenders, the Company and its officers, directors and former directors, the Las Vegas subsidiaries, the Newco Entities and certain others alleging that such defendants have wrongfully and tortiously coordinated a breach of the intercreditor agreement between the first lien lenders and the second lien lenders by reason of the first lien lenders’ and the Las Vegas subsidiaries’ entry into the Lock Up Agreement. The complaint also seeks a declaratory judgment that: (i) the Lock Up Agreement is a prohibited transaction under the intercreditor agreement and a breach of the intercreditor agreement; and (ii) by virtue of the defendants’ breach of the material and fundamental terms of the intercreditor agreement, the second lien lenders (and the second lien collateral agent) are no longer bound by the intercreditor agreement. The complaint further asserts derivative causes of action against: (i) the Las Vegas subsidiaries and certain of their managers, members and officers for breach of fiduciary duty related to the Las Vegas subsidiaries’ entry into the Lock Up Agreement and (ii) the Company, its current and former directors and certain of its officers for aiding and abetting a breach of fiduciary duty related to their conduct leading to the Las Vegas subsidiaries’ entry into the Lock Up Agreement. Aside from the declaratory relief, the complaint seeks relief for each claim consisting of monetary damages of at least $216 million, plus interest, costs and expenses and, in the case of the claim for aiding and abetting a breach of fiduciary duty, also punitive damages. The Company believes these claims are without merit and intends to litigate accordingly.

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

Business of the Company

The Company’s business consists of owning and operating 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and intended to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas subsidiaries have defaulted on the $475 million mortgage loan secured by the Las Vegas property as a result of failing to repay the loan at maturity on January 6, 2009, and the first lien lenders under the mortgage loan have commenced exercising their remedies. As a result of the ongoing default and the first lien lenders’ exercise of remedies, the Company had continued the property’s current commercial leasing activities until the appointment of a receiver on June 23, 2009 (see below). As a result of the abandonment of the previously announced redevelopment plans, the Company recorded an impairment charge related to write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2008. As more fully described in note 9 below, as a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its estimated fair value of $218.8 million as of December 31, 2008 and March 31, 2009. During the second quarter, the Company obtained a preliminary update of the appraisal by the same firm and as a result, recorded an additional impairment charge of $77.0 million as of June 30, 2009. The carrying value of the Las Vegas property was reduced to its estimated fair value of $140.8 million as of June 30, 2009 and no additional impairment charge has been taken since that date.

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

On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Such proposed sale has been adjourned three times from its initially scheduled sale date of September 9, 2009 until December 22, 2009.

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

On October 30, 2009 the Las Vegas subsidiaries entered into the Lock-Up Agreement with the first lien lenders and the Newco Entities. The purpose of the Lock-Up Agreement is to pursue an orderly liquidation of the Las Vegas subsidiaries for the benefit of their creditors pursuant to a prepackaged chapter 11 bankruptcy proceeding. In the prepackaged chapter 11 bankruptcy proceeding, the Las Vegas property will be sold for the benefit of the Las Vegas subsidiaries’ creditors either pursuant to an auction sale for at least $256 million, or if the auction sale is not completed, pursuant to a prearranged sale to the Newco Entities under the terms of the bankruptcy proceeding’s plan of liquidation. If the Las Vegas property is sold under the Lock Up Agreement pursuant to the auction sale, it is highly unlikely that the Company will receive any benefit from such auction sale. If the auction sale is not completed and the Las Vegas property is sold under the Lock Up Agreement pursuant to the prearranged sale to the Newco Entities, the Company will not receive any benefit from any such prearranged sale. If the Lock Up Agreement is terminated without consummation of any such sale of the Las Vegas property, it is difficult to predict what the consequences will be to the Company and the sole surviving Las Vegas subsidiary and its creditors.

On November 12, 2009, the second lien lenders under the mortgage loans initiated litigation against the Company, the Las Vegas subsidiaries and others contesting the validity of the Lock Up Agreement. Reference is made to note 19 to Company’s unaudited consolidated financial statements included elsewhere herein for a description of this litigation.

On January 10, 2008, the Company became a publicly traded company as a result of the completion of the distribution of 19,743,349 shares of common stock to CKX’s stockholders of record as of December 31, 2007. This distribution is referred to herein as the “CKX Distribution.”

Impairment of Land

In accordance with accounting standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas property to its then estimated fair value of $218.8 million. The global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Despite early signs of stabilization in the first quarter, the economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor, and as a result, management believes there are new indicators that the recoverable amount of the Las Vegas property may not exceed its carrying value warranting further impairment of the Las Vegas property. The Company obtained a preliminary update of the appraisal as of June 30, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $77.0 million to the value of the land. However, based on the continuation of such factors, as well as the lack of comparable sales and the rapidly changing economic environment, no assurances can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. No additional impairment charge has been taken since that date. A sale of the Las Vegas property by the Company or upon foreclosure by the lenders at or near the carrying value of $140.8 million as of September 30, 2009 would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

As described above and consistent with accounting standards concerning the fair value of the Las Vegas property was determined based upon the valuation report obtained from an independent appraisal firm as well as applying certain assumptions for significant unobservable inputs. This is largely due to the severity of deterioration of the market conditions in Las Vegas, lack of recent comparable sales, uncertainty as to the timing of any recovery, inability to project meaningful cash flows for market participants given the current state and use of the properties, lack of available financing for large scale developmental projects and rapidly changing environment. A description of the significant unobservable inputs are as follows:

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

Consolidated Operating Results Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue for the three months ended September 30, 2009 was $4.5 million. Operating expenses were $4.5 million, which includes no land impairment charge.

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

Revenue

Revenue increased $4.1 million in the third quarter of 2009 as compared to the third quarter of 2008 due primarily to the Company no longer classifying any of the operations of the Las Vegas subsidiaries as incidental operations as was done in the first nine months of 2008. All operations are included as part of income from operations for the three months ended September 30, 2009. Actual revenue decreased $1.0 million over the prior year period.

Operating Expenses

Actual operating expenses, excluding depreciation, and adjusted for incidental operations in 2008, decreased in the third quarter of 2009 by $16.0 million primarily due to an increase of $0.8 million in debt restructuring costs including legal and bank fees and other related costs. These increases were offset by a decrease of $3.6 million in selling, general and administrative expenses due to a reduction in salaries and wages, a decrease of $2.5 million in license fees and a write off of capitalized development costs of $10.7 million . Included in corporate overhead expenses for the three months ended September 30, 2009 is a charge of $0.2 million in non-cash compensation and less than $0.1 million in shared services charges provided by CKX pursuant to the shared services agreement and Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, in the third quarter of 2009 as compared to the third quarter of 2008 due primarily to no longer classifying any of the operations of the Las Vegas subsidiaries as incidental operations as was done in the first quarter of 2008, offset by an extension of the useful lives of the assets in September 2008. Actual depreciation decreased $3.6 million in the third quarter of 2009 as compared to the third quarter of 2008 because the Company had been depreciating the Las Vegas property using shorter useful lives in anticipation of demolition for development of the site.

Interest Income/Expense

Interest expense, net, increased $0.5 million in the third quarter of 2009 as compared to the third quarter of 2008 due to a decrease in amortization related to deferred financing costs, lower interest rates in the 2009 period and a reduction in outstanding mortgage loans due to a $21 million principal payment made in January 2009, offset by the 2.0% penalty interest charged due to the default of the loan.

Loss from Incidental Operations

Loss from incidental operations was $3.9 million in the third quarter of 2008, consisting of $4.4 million of revenue, $3.2 million of operating expenses and $5.1 million of depreciation and amortization.

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income from operations for the three months ended September 30, 2009.

Income Taxes

For the three months ended September 30, 2009 and 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Consolidated Operating Results Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue for the nine months ended September 30, 2009 was $ $13.9 million. Operating expenses were $84.1 million, which includes a land impairment charge of $77.0 million and the reversal of $10.0 million of license fees originally recorded in the year ended December 31, 2008 as a result of the 2009 termination of the license agreements with EPE and MAE.

Revenue

Revenue increased $12.5 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due primarily to the Company no longer classifying any of the operations of the Las Vegas subsidiaries as incidental operations as was done in the first quarter of 2008. All operations are included as part of income from operations for the nine months ended September 30, 2009. Actual revenue declined $1.0 million over the prior year period.

Operating Expenses

Actual operating expenses, excluding depreciation, and adjusted for incidental operations in 2008 increased in nine months ended September 30, 2009 by $43.8 million primarily due to a land impairment charge of $77.0 million, an increase in debt restructuring costs including legal and bank fees and other related costs of $2.8 million. These increases were offset by a decrease of $9.3 million in selling, general and administrative expenses due to a reduction in salaries and wages and a decrease of $17.5 million in license fees. Included in corporate overhead expenses for the nine months ended September 30, 2009 are $0.5 million in non-cash compensation and $0.3 million in shared services charges provided by CKX pursuant to the shared services agreement and Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization increased $1.5 million, in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due primarily to no longer classifying any of the operations of the Las Vegas subsidiaries as incidental operations as was done in the first quarter of 2008, offset by an extension of the useful lives of the assets in September 2008. Actual depreciation decreased $14.4 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 because the Company had been depreciating the Las Vegas property using shorter useful lives in anticipation of demolition for development of the site.

Interest Income/Expense

Interest expense, net, decreased $5.0 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to a decrease in amortization related to deferred financing costs, lower interest rates in the 2009 period and a reduction in outstanding mortgage loans due to a $21 million principal payment made in January 2009.

Loss from Incidental Operations

Loss from incidental operations was $12.9 million in the nine months ended September 30, 2008, consisting of $13.5 million of revenue, $10.5 million of operating expenses and $15.9 million of depreciation and amortization.

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income from operations for the nine months ended September 30, 2009.

Income Taxes

For the nine months ended September 30, 2009 and 2008, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

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

We are in severe financial distress and may not be able to continue as a going concern. Our current cash flow from operations and cash on hand as of September 30, 2009 are not sufficient to fund our short-term liquidity requirements, including salaries and expenses incurred in the ordinary course of business as they come due. The Company’s Las Vegas subsidiaries are currently in default under the mortgage loans secured by their Las Vegas property ($454 million aggregate principal amount outstanding as of September 30, 2009), which is substantially our entire business, and neither we nor our subsidiaries are able to repay the obligations with respect thereto.

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

On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Such proposed sale was initially scheduled for September 9, 2009 and has since been adjourned three times until December 22, 2009.

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

On October 30, 2009 the Las Vegas subsidiaries entered into the Lock-Up Agreement with the first lien lenders and the Newco Entities. The purpose of the Lock-Up Agreement is to pursue an orderly liquidation of the Las Vegas subsidiaries for the benefit of their creditors pursuant to a prepackaged chapter 11 bankruptcy proceeding. In the prepackaged chapter 11 bankruptcy proceeding, the Las Vegas property will be sold for the benefit of the Las Vegas subsidiaries’ creditors either pursuant to an auction sale for at least $256 million, or if the auction sale is not completed, pursuant to a prearranged sale to the Newco Entities under the terms of the bankruptcy proceeding’s plan of liquidation. If the Las Vegas property is sold under the Lock Up Agreement pursuant to the auction sale, it is highly unlikely that the Company will receive any benefit from such auction sale. If the auction sale is not completed and the Las Vegas property is sold under the Lock Up Agreement pursuant to the prearranged sale to the Newco Entities, the Company will not receive any benefit from any such prearranged sale. If the Lock Up Agreement is terminated without consummation of any such sale of the Las Vegas property, it is difficult to predict what the consequences will be to the Company and the sole surviving Las Vegas subsidiary and its creditors.

Our former independent registered public accounting firm’s report dated March 30, 2009 to our consolidated financial statements for the year ended December 31, 2008 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to repay the past due amount under the Mortgage Loan and other obligations as they become due.

On November 6, 2009, the Company completed a private sale of its securities to certain of its directors, executive officers and/or greater than 10% stockholders from which the Company generated aggregate proceeds of $375,000. The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes. The Company still has insufficient working capital to fund its liquidity requirements for any prolonged period and, as such, may not be able to continue as a going concern. Please see note 19 to the Company’s unaudited consolidated financial statements included elsewhere herein for additional information concerning this private placement. This private placement followed the Company’s private sale of its securities to the same parties in September 2009 from which the Company generated aggregate gross proceeds of $250,000. Please see note 2 to the Company’s unaudited consolidated financial statements included elsewhere herein for additional information concerning this private placement.

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

Bear Stearns Margin Loan — On September 26, 2007, we entered into a $7.7 million margin loan from Bear Stearns. We used the proceeds of the loan, together with the proceeds from the CKX line of credit, to exercise the option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. In total, 992,069 of the Company’s shares of Riviera Holdings Corporation common stock were pledged as collateral for the margin loan with Bear Stearns. The loan originally required maintenance margin equity of 40% of the shares’ market value and bears interest at LIBOR plus 100 basis points. As of December 31, 2008, the Company made payments of approximately $7.3 million to pay down the margin loan in conjunction with these loan requirements. On December 30, 2008, the effective interest rate on this loan was 2.33% and the amount outstanding, including accrued interest of $0.3 million, was $0.7 million. On November 3, 2008, the Company was advised that the margin requirement was raised to 50% and would be further raised to 75% on November 17, 2008, provided that if the price of a share of Riviera Holdings Corporation common stock fell below $3.00, the loan would need to be repaid. On November 11, 2008, the closing price of Riviera Holdings Corporation’s common stock fell below $3.00 per share, resulting in the requirement that the Company repay all amounts outstanding under the loan. From January 8, 2009 until January 23, 2009, we sold 268,136 Riviera common shares and repaid all amounts outstanding under the margin loan. As of September 30, 2009, the Company had sold all of the Riviera shares.

Preferred Priority Distribution — In connection with CKX’s $100 million investment in FXLR on June 1, 2007, CKX agreed to permit Flag Luxury Properties to retain a $45 million preferred priority distribution right which amount will be payable from the proceeds of certain pre-defined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements described elsewhere herein. From and after November 1, 2007, Flag Luxury Properties is entitled to an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Robert F.X. Sillerman, our Chairman and Chief Executive Officer, Paul Kanavos, our President, and Brett Torino, Chairman of our Las Vegas Division, each own directly and indirectly an approximate 30.5% interest in Flag Luxury Properties and each will receive his pro rata share of the priority distribution. As described above, on May 13, 2008, we paid to Flag with proceeds from sales under the related investment agreements $30 million plus return of approximately $1.0 million through the date of payment as partial satisfaction of its $45 million preferred priority distribution right. As of September 30, 2009, $15 million of the preferred priority distribution right in FLXR remains to be paid to Flag. In connection with the private placement of units by the Company in July 2008, as described above, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement of units.

Cash Flow for the Nine Months Ended September 30, 2009 and 2008

Operating Activities

Cash used in operating activities of $14.0 million for the nine months ended September 30, 2009 consisted primarily of the net loss for the period of $101.6 million, which includes a land impairment charge of $77.0 million and the reversal of the licensing fee of $10.0 million due to the termination of the Elvis Presley Enterprises and Muhammad Ali Enterprises license agreements, the non-cash impairment of available-for-sale securities of $0.4 million, depreciation and amortization costs of $1.5 million, deferred financing cost amortization of $0.1 million and share-based payments of $0.5 million. There were changes in working capital levels during the period of $18.0 million.

Cash used in operating activities of $48.9 million for the nine months ended September 30, 2008 consisted primarily of the net loss for the period of $112.7 million, which includes the non-cash impairment of available for-sale securities of $35.5 million, depreciation and amortization costs of $15.9 million, deferred financing cost amortization of $7.5 million and share-based payments of $2.4 million. There were changes in working capital levels during the period of $7.9 million, which includes a $2.5 million accrual for the Elvis Presley Enterprises and Muhammad Ali Enterprises license agreements for the nine months ended September 30, 2008.

Investing Activities

Cash provided by investing activities of $33.4 million for the nine months ended September 30, 2009 reflects proceeds from the sales of marketable securities of $4.1 million and $29.2 million of restricted cash used.

Cash provided by investing activities of $28.8 million for the nine months ended September 30, 2008 reflects $9.0 million of development costs capitalized during the period, offset by $38.0 million of restricted cash used.

Financing Activities

Cash used in financing activities of $21.4 million for the nine months ended September 30, 2009 primarily reflects the repayment of the margin loan plus interest of $0.7 million and principal payments of $21.0 million on the Mortgage Loan.

Cash provided by financing activities of $27.0 million for the nine months ended September 30, 2008 reflects net proceeds from the rights offering and the related investment agreements of $96.6 million, other issuances of stock of $9.5 million, offset by the preferred distribution to Flag of $31.0 million, repayment of notes of $26.1 million, and repayment of the Flag promissory note of $7.5 million principle amount and the CKX line of credit of $0.1 million principal amount.

Uses of Capital

At September 30, 2009, we had $454.0 million of debt outstanding and $0.6 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current operations including payments of interest and principal due on our outstanding debt. Most of our assets are encumbered by our debt obligations.

Capital Expenditures

In connection with and as a condition to the Mortgage Loan, we have funded a segregated escrow account for the purpose of funding pre-development costs in connection with redevelopment of the Las Vegas property. The balance in the pre-development escrow account on December 31, 2008 was $29.8 million, which is included in restricted cash on our balance sheet. As of September 30, 2009, the reserve has been depleted.

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

Application of Critical Accounting Policies

During the nine months ended September 30, 2009, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Form 10-K, as amended, for the year ended December 31, 2008.

Impact of Recently Issued Accounting Standards

The Company adopted Financial Accounting Standards concerning Fair Value Measurements on January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The accounting standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company’s marketable securities qualify as level one financial assets in accordance with the accounting standard as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company does not have any other level three financial assets or liabilities. The adoption of the accounting standard did not affect the Company’s historical consolidated financial statements.

The Company adopted accounting standards concerning Business Combinations and Noncontrolling Interests in Consolidated Financial Statements , as amended on January 1, 2009. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The adoption of the accounting standards will change the Company’s accounting treatment for business combinations on a prospective basis. The Company has completed its assessment of the impact of the accounting standard on its consolidated financial statements and has concluded that the statement will not have a significant impact on the Company’s consolidated financial statements. The Company’s adoption of the accounting standard has no significant impact for its existing noncontrolling interest because the impact is limited to presentation and disclosure in the Company’s financial statements. The prior period has been restated to conform to the 2009 presentation as the accounting standard requires retrospective application of the presentation and disclosure requirements to all periods presented. A prospective change is that future changes in noncontrolling interests are accounted for as equity transactions, unless the change results in a loss of control.

In June 2009, the FASB issued accounting standards concerning “Amending a prior FASB Interpretation. The objective of the accounting standard is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The accounting standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently determining the impact of the accounting standard on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard concerning “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of a prior FASB Statement, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The accounting standard establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The accounting standard is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. As the applicable accounting standard primarily is a codification of existing generally accepted accounting principles, the Company does not believe the standard will have an effect on the Company’s financial position or statement of operations.

In May 2009, the FASB issued an accounting standard concerning “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under the accounting standard, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The accounting standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The accounting standard is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the accounting standard as of September 30, 2009, as required. The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position concerning “Interim Disclosures about Fair Value of Financial Instruments”. The accounting staff position amends a prior accounting standard concerning, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The staff position is effective for interim reporting periods ending after June 15, 2009. The Company adopted the staff position as of September 30, 2009, as required. The adoption of the staff position did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued accounting staff positions concerning “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The staff position do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The staff position is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the staff position as of September 30, 2009, as required. The adoption of the staff position did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued a staff position concerning “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The staff position provides additional guidance for estimating fair value in accordance with a prior accounting standard concerning “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. The staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. The staff position is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the staff position as of September 30, 2009, as required. The adoption of the staff position did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued a staff position concerning “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends and clarifies a prior accounting standaed (revised 2007), “Business Combinations”, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The staff position is effective for all assets acquired or liabilities assumed arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that the adoption of the staff position will have an impact on its consolidated financial statements, if the Company acquires companies in the future.

In April 2008, the FASB issued a staff position concerning “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under an accounting standard concerning “Goodwill and Other Intangible Assets”. The intent of the staff position is to improve the consistency between the useful life of a recognized intangible asset under the prior accounting standard and the period of expected cash flows used to measure the fair value of the assets under the prior accounting standard, and other GAAP. The staff position is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company adopted the staff position as of January 1, 2009, as required. The adoption of the staff position did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued an accounting standard concerning “Disclosures about Derivative Instruments and Hedging Activities — an amendment of prior accounting standards, which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under the prior accounting standard, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The accounting standard encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the accounting standard as of January 1, 2009, as required. The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

The $475 million mortgage loan pays interest at variable rates ranging from 5.75% to 13.25% at September 30, 2009. We entered into an interest rate agreement with a major financial institution which capped the maximum Eurodollar base rate payable under the loan at 5.5%. The interest rate cap agreement expired on July 23, 2008. A new rate cap agreement to protect the one-month LIBOR rate at a maximum of 3.5% was purchased in conjunction with the extension of the Mortgage Loan effective July 6, 2008. This rate cap agreement lapsed on January 6, 2009 in conjunction with the maturity of the loan.

ITEM 4T.	CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

Due to recent changes in personnel, we have material weaknesses in our internal controls over financial reporting.

The recent loss of certain key accounting and finance personnel and termination of the Shared Services Agreement with CKX coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process. Due to the impact of these events on our internal controls over financial reporting in these areas, significant adjustments were necessary to present the financial statements in accordance with generally accepted accounting principles. As a result, we have determined there to be material weaknesses in internal controls over financial reporting. The Company currently does not have, nor does it expect to have in the future, the capacity to devise and implement a plan to remediate these material weaknesses.

As of September 30, 2009, the Company was unable to remediate these material weaknesses because of its limited financial and human resources.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2009. Based on this evaluation, and in light of the material weaknesses described above under “Changes in Internal Control over Financial Reporting”, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with generally accepted accounting principles. Nevertheless, management believes that the financial statements are fairly stated and that all required disclosures have been made.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to note 15 to the Company’s Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company’s Las Vegas property is subject to a $475 million loan that is currently in default due to the failure of the Las Vegas subsidiaries’ to repay the loan at maturity on January 6, 2009. As a result of the failure to make repayment when due, the lenders may at any time exercise their remedies under the amended and restated credit agreements governing the mortgage loan, which may include foreclosing on the Las Vegas property. On April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, which initiates the trustee sale procedure against the Las Vegas property to satisfy the principal amount of $259 million and other obligations owed to them under the mortgage loan and secured by the property. On July 13, 2009, the Las Vegas subsidiaries received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Such proposed sale was initially scheduled for September 9, 2009 and has since been adjourned three times until December 22, 2009. Under Nevada law, the Las Vegas property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property, provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders.

On October 30, 2009 the Las Vegas subsidiaries entered into the Lock-Up Agreement with the first lien lenders and the Newco Entities. The purpose of the Lock-Up Agreement is to pursue an orderly liquidation of the Las Vegas subsidiaries for the benefit of their creditors pursuant to a prepackaged chapter 11 bankruptcy proceeding. In the prepackaged chapter 11 bankruptcy proceeding, the Las Vegas property will be sold for the benefit of the Las Vegas subsidiaries’ creditors either pursuant to an auction sale for at least $256 million, or if the auction sale is not completed, pursuant to a prearranged sale to the Newco Entities under the terms of the bankruptcy proceeding’s plan of liquidation. If the Las Vegas property is sold under the Lock Up Agreement pursuant to the auction sale, it is highly unlikely that the Company will receive any benefit from such auction sale. If the auction sale is not completed and the Las Vegas property is sold under the Lock Up Agreement pursuant to the prearranged sale to the Newco Entities, the Company will not receive any benefit from any such prearranged sale. If the Lock Up Agreement is terminated without consummation of any such sale of the Las Vegas property, it is difficult to predict what the consequences will be to the Company and the sole surviving Las Vegas subsidiary and its creditors.

Any such sale of the Las Vegas property under the Lock Up Agreement would have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and ability to continue as a going concern. Reference is made to notes 8 and 19 of the Company’s Consolidated Financial Statements included elsewhere in this report for additional information required by this item.

ITEM 6.	EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description

10.1	Lock Up and Plan Support Agreement dated as of October 27, 2009 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, FX Luxury Las Vegas I, LLC, FX Luxury Las Vegas II, LLC, LIRA Property Owner, LLC and LIRA LLC(1)
10.2	Form of Subscription Agreement(2)
10.3	Form of Warrant(2)
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated October 30, 2009.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 9, 2009.

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

November 19, 2009

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer