Form 10-K
period 2009-12-31
FX Real Estate & Entertainment Inc.
filed 2010-04-14
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 838-3100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Classt	Name of Each Exchange on Which Registered

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, based on the closing price of such stock on the Pink Sheets on such date, was $649,723.

As of April 9, 2010, there were 65,403,876 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

FX Real Estate and Entertainment Inc.

Annual Report on Form 10-K

December 31, 2009

PART I

ITEM 1.  BUSINESS

In this Annual Report on Form 10-K, the words “we,” “us,” “our,” “FXRE,” and the “Company” collectively refer to FX Real Estate and Entertainment Inc., and its consolidated subsidiaries, FXL, Inc., FX Luxury Realty, LLC, BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC. In August 2008, FX Luxury Realty, LLC changed its name to FX Luxury, LLC, BP Parent, LLC changed its name to FX Luxury Las Vegas Parent, LLC, Metroflag BP, LLC changed its name to FX Luxury Las Vegas I, LLC and Metroflag Cable, LLC changed its name to FX Luxury Las Vegas II, LLC. On November 5, 2009, FX Luxury Las Vegas Parent, LLC and FX Luxury Las Vegas II, LLC were merged into FX Luxury Las Vegas I, LLC.  The words “Metroflag” or “Metroflag entities” refer to FX Luxury Realty and its predecessors, including BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Metroflag Polo, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC and Metroflag Management, LLC, the predecessor entities through which our historical business was conducted prior to September 27, 2007. Prior to November 5, 2009, “Las Vegas Subsidiaries” refers to BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC, each as renamed as indicated above.  After November 5, 2009, “Las Vegas Subsidiaries” or “Las Vegas Subsidiary” refers to FX Luxury Las Vegas I, LLC, successor by merger to FX Luxury Las Vegas Parent, LLC and FX Luxury Las Vegas II, LLC.  Some of the descriptive material in this Annual Report on Form 10-K refers to the assets, liabilities, operations, results, activities or other attributes of the historical business conducted by the Metroflag entities.

Financial Condition of the Company and Going Concern Issues

As disclosed in more detail throughout this Form 10-K, the Company is in severe financial distress and may not be able to continue as a going concern. We have no current cash flow and cash on hand as of April 9, 2010 is not sufficient to fund our past due obligations and short-term liquidity needs, including our ordinary course obligations as they come due.  Substantially all of the Company’s business was through its Las Vegas Subsidiary, as owner of the Las Vegas Property.  The Company’s Las Vegas Subsidiary is in default under its $475 million mortgage loan, which is secured by the Las Vegas Property.  The Las Vegas Property is not operated or managed by our Las Vegas Subsidiary because the property is under the control of a court appointed receiver.  The Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to a lock up agreement with the first lien lenders and/or the second lien lenders under the mortgage loan, as described below.  In either event, it is extremely unlikely the Company will receive any benefit as a consequence of the foregoing.  The loss of the Las Vegas Property, which is substantially the entire business of the Company, would have a material adverse effect on the Company’s business, financial condition, prospects, and ability to continue as a going concern.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

The Las Vegas Subsidiary has agreed to file a chapter 11 bankruptcy proceeding under either the Old Lock Up Agreement (as defined below) or the New Lock Up Agreement (as defined below), pursuant to which the Las Vegas Subsidiary would be liquidated and the Company will no longer have an interest in the Las Vegas Property, which constitutes substantially all of the Company’s business.  As of the date hereof, the New Lock Up Agreement has been terminated and the parties under the Old Lock Up Agreement are pursuing the chapter 11 prepackaged bankruptcy in accordance with its terms.  The description of the Old Lock Up Agreement, the New Lock Up Agreement, and the Standstill Agreement (pursuant to which the Old Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement) is set forth below.

We have received opinions from our auditors expressing substantial doubt as to our ability to continue as a going concern. Investors are encouraged to read the information set forth below in order to better understand the financial condition of, and risks of investing in, the Company.

The Company’s Current Business and its Financial Distress

The Company’s business consists of owning and operating 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The Las Vegas Property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas Property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas Subsidiary defaulted on the $475 million mortgage loans secured by the Las Vegas Property as a result of failing to repay the loans at maturity on January 6, 2009, and the first lien lenders under the mortgage loans have commenced exercising their remedies.  The first lien lenders had a receiver appointed on June 23, 2009 to take control of the Property and as a consequence, the Las Vegas Subsidiary no longer manages or operates the Property.

As a result of such default and prior to the receiver’s appointment, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, initiating the trustee sale procedure against the Las Vegas Property. Under Nevada law, the Las Vegas Property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders. Although the second lien portion of the mortgage loans, which portion is $195 million, is also in default, pursuant to the inter-creditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

On July 13, 2009, the Las Vegas Subsidiary received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas Property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Such proposed sale was initially scheduled for September 9, 2009 and has since been adjourned multiple times as follows:  to October 21, 2009, November 18, 2009, December 22, 2009, February 3, 2010, March 25, 2010, to April 22, 2010 and shall remain adjourned as long as either the Old Lock Up Agreement or New Lock Up Agreement remains effective.

Old Lock Up Agreement

On October 30, 2009, the Company’s Las Vegas Subsidiaries entered into the Lock Up Agreement (“Old Lock Up Agreement”) with the first lien lenders with respect to their mortgage loan, and the Newco Entities, two corporate affiliates (LIRA Property Owner, LLC and its parent LIRA, LLC) of Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino, who are directors, executive officers and/or greater than 10% stockholders of the Company (collectively the “Newco Entities Equity Sponsors”).

The parties entered into the Old Lock Up Agreement for the purpose of pursuing an orderly liquidation of the Las Vegas Subsidiaries for the benefit of their creditors. The Old Lock Up Agreement contemplates implementation of the following transactions:

(a)        The Las Vegas Subsidiaries will be merged into one surviving entity (the “Debtor”) (such merger occurred on November 5, 2009);

(b)        The Debtor will commence a voluntary prepackaged chapter 11 bankruptcy proceeding on or about November 16, 2009 with the United States Bankruptcy Court for the District of Nevada for the purpose of disposing of the Las Vegas Property for the benefit of the Las Vegas Subsidiaries’ creditors either pursuant to an auction sale for at least $256 million or, if the auction sale is not completed, pursuant to a prearranged sale to the Newco Entities under the terms of the prepackaged chapter 11 bankruptcy proceeding’s plan of liquidation;

(c)        Under the prearranged sale to one of the Newco Entities (LIRA Property Owner, LLC) as contemplated by the plan of liquidation, such entity will acquire the Las Vegas Property for approximately $260 million (plus certain expenses, interest accruals and other items to the extent not paid during the prepackaged chapter 11 proceeding from the cash flows generated by the Las Vegas Property’s real estate activities); and

(d)         The first lien lenders will finance the prearranged sale to LIRA Property Owner LLC by entering into a new secured loan with it as the borrower under the following terms and conditions: (i) it will post a $2.2 million deposit before commencement of the prepackaged chapter 11 bankruptcy proceeding, (ii) it will fund up to $650,000 of expenses during the prepackaged chapter 11 bankruptcy proceeding, (iii) at closing, it will pay approximately $15 million in cash (in addition to the $2.2 million deposit referred to in preceding clause (i)), while the balance of the purchase price will be payable pursuant to the terms of the new secured loan, and it will prefund a minimum of $3.350 million of reserves (which reserves will be increased on a dollar-for-dollar basis to the extent that it does not fund the entire $650,000 of expenses under preceding clause (ii)), (iv) during the prepackaged chapter 11 bankruptcy proceeding, it will have to fund or assume other expenses as set forth in the Old Lock Up Agreement, (v) the Newco Entities Equity Sponsors will have to provide a “bad boy” guarantee of $60 million (decreasing over time to $20 million) in the event of a voluntary or collusive bankruptcy filing and/or misappropriation of funds, and (vi) in the event there is a fault-based termination of the Old Lock Up Agreement, it will forfeit its $2.2 million deposit to the first lien lenders and be obligated to pay the first lien lenders an additional $650,000 as liquidated damages.

The Old Lock Up Agreement is terminable by the first lien lenders, so long as they are not in breach of the Agreement, under certain conditions, including, without limitation, (i) if the prepackaged bankruptcy proceeding has not been initiated by November 16, 2009 (the “Petition Date”), (ii) if the interim cash collateral order for the case has not been entered within 10 business days of the Petition Date or the final cash collateral order for the case has not become a final order within 55 days of the Petition Date, (iii) if the Newco Entities Equity Sponsors do not each execute and deliver by November 11, 2009 a firm commitment to fund the $2.2 million deposit by November 11, 2009 and, at closing, to fund approximately $16.8 million (net of up to $650,000 for previously advanced expenses) to LIRA LLC and cause LIRA LLC to fund LIRA Property Owner, LLC to satisfy its obligations under the plan funding agreement for implementation of the plan and to consummate the transactions contemplated thereby and in the Old Lock Up Agreement, (iv) if the Newco Entities Equity Sponsors do not fund the $2.2 million deposit by November 11, 2009, (v) if the plan funding agreement for implementation of the plan of liquidation has not been executed and delivered by November 11, 2009, (vi) if it is reasonably certain that neither the auction sale of the Las Vegas Property nor the plan of liquidation’s effective date is capable of occurring prior to May 18, 2010 or (vii) if the Company or the Las Vegas Subsidiary or any of the Newco Entities Equity Sponsors (including entities controlled by any of them) (x) objects to, challenges or otherwise commences or participates in any proceeding opposing the transactions contemplated by the Old Lock Up Agreement, or takes any action that is inconsistent with, or that would delay or obstruct, consummation of the transactions or transaction documents contemplated by the Old Lock Up Agreement, (y) directly or indirectly seeks, solicits, supports or formulates or prosecutes any plan, sale, proposal or offer of dissolution, winding up, liquidation, reorganization, merger or restructuring of the Las Vegas Subsidiary that could be reasonably expected to prevent, delay or impede consummation of the transactions or transaction documents contemplated by the Old Lock Up Agreement or (z) directs or supports in any way any person to take (or who may take) any action that is inconsistent with its obligations under the Old Lock Up Agreement, or that could impede or delay implementation or consummation of the transactions contemplated by the Old Lock Up Agreement.

On November 16, 2009, the first lien collateral agent, as permitted by the terms of the Old Lock Up Agreement, waived the non-occurrence of the events specified in clauses (i), (iii), (iv) and (v) of the immediately preceding paragraph by the dates specified therein, and extended the dates on which these events specified in clauses (i), (iii), (iv) and (v) are required to occur. In particular, the date specified in clause (i) was extended to December 4, 2009 and the dates specified in clauses (iii), (iv) and (v) were extended to November 18, 2009. The events specified in clauses (iii), (iv) and (v) occurred by such extended dates. In addition, the first lien collateral agent also extended the date on which the form of final cash collateral order should have been agreed upon to November 24, 2009 from November 11, 2009. The form of final cash collateral order was agreed upon prior to the expiry of such extended date. If the first lien collateral agent had not waived the non-occurrence of these events (including agreeing upon the final form of cash collateral order) and extended their dates of occurrence, the Old Lock Up Agreement would have automatically terminated in accordance with its terms. Also, on November 16, 2009, as a result of waiving the non-occurrence of these events and extending their dates of occurrence, the first lien lenders adjourned the pending trustee’s sale of the Las Vegas Property to December 22, 2009 from November 18, 2009 (it was subsequently adjourned to February 3, 2010, to March 25, 2010, and then to April 22, 2010, and shall remain adjourned as long as either the Old Lock Up Agreement or New Lock Up Agreement remains effective.

The Old Lock Up Agreement is terminable by the Debtor, so long as neither the Debtor nor the Newco Entities are in breach of the Agreement, if any of the first lien lenders breach any of their obligations under the Old Lock Up Agreement after giving effect to any applicable notice and cure period.

The Old Lock Up Agreement is terminable by either the Debtor or the Newco Entities if the final order has not been entered confirming the plan of liquidation and allowing the effective date for the plan of liquidation to occur on or before May 18, 2010. (See "Standstill Agreement" for amendment).

If the Las Vegas Property is sold under the Old Lock Up Agreement pursuant to the auction sale, it is highly unlikely that the Company will receive any benefit from such auction sale. If the auction sale is not completed and the Las Vegas Property is sold under the Old Lock Up Agreement pursuant to the prearranged sale to the Newco Entities, the Company will not receive any benefit from any such prearranged sale.

The Las Vegas Property has been under the exclusive possession and control of a court-appointed receiver, at the request of the first lien lenders, since June 23, 2009. Upon commencing the prepackaged chapter 11 bankruptcy proceeding, the court-appointed receiver shall be discharged and the receivership of the Las Vegas Property shall terminate. During the prepackaged chapter 11 bankruptcy proceeding, subject to the Bankruptcy Court entering the interim and final cash collateral orders contemplated by the Old Lock Up Agreement, most of the Debtor’s expenses will be funded from cash flows generated by the Las Vegas Property’s real estate activities.

Because the Old Lock Up Agreement and the transactions contemplated thereby involve the Newco Entities Equity Sponsors, who are directors, executive officers and/or greater than 10% stockholders of the Company, a majority of the Company’s disinterested directors authorized the Las Vegas Subsidiaries to enter into the Old Lock Up Agreements and consummate the transactions contemplated thereby.

On November 12, 2009, the second lien lenders under the mortgage loans initiated litigation against the Company, the Las Vegas Subsidiary and others contesting the validity of the Old Lock Up Agreement.  Upon entry into the New Lock Up Agreement, the participating second lien lenders agreed to dismiss without prejudice their pending litigation against the first lien lenders, the Company, the Las Vegas Subsidiary (and its predecessor entities) and others contesting the validity of the Old Lock Up Agreement. The participating second lien lenders have agreed to grant the named parties to such pending litigation a release therefrom upon confirmation of the prepackaged chapter 11 bankruptcy case’s plan of liquidation contemplated under the New Lock Up Agreement.

On December 23, 2009, the Old Lock Up Agreement was amended by a standstill agreement, pursuant to which the prepackaged bankruptcy under such Old Lock Up Agreement has been delayed pending the implementation of the New Lock Up Agreement executed with the first lien lenders, first and second lien agents and 68% of the second lien lenders, pursuant to which the Las Vegas Subsidiary would be liquidated for the benefit of its creditors in accordance with a chapter 11 bankruptcy proceeding.

New Lock-Up Agreement

As set forth above, on December 23, 2009, the Company’s Las Vegas Subsidiary entered into a Lock Up and Plan Support Agreement (the "New Lock Up Agreement") with the first lien lenders, certain of the second lien lenders (the "Participating Second Lien Lenders") and the first and second lien agents under the Las Vegas Subsidiary’s $475 million mortgage loans, and LIRA LLC (the "Equity Parent"), a corporate affiliate of Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino, who are directors, executive officers and/or greater than 10% stockholders of the Company (the "Equity Sponsors").

The New Lock Up Agreement primarily differs from the Old Lock Up Agreement with the first lien lenders and the Equity Parent and LIRA Property Owner, LLC , another corporate affiliate of the Equity Sponsors (collectively with the Equity Parent, the "New Entities") in that the first lien lenders and the Participating Second Lien Lenders are both parties to it and the Las Vegas Subsidiary’s Las Vegas Property will be sold in a prearranged sale (not conditioned upon an unsuccessful public auction) to an entity co-owned by the Equity Sponsors and the Participating Second Lien Lenders (and potentially other participating unsecured creditors) pursuant to a prepackaged chapter 11 bankruptcy case to be filed by the Company’s Las Vegas Subsidiary.

The purpose of the New Lock Up Agreement, like the Old Lock Up Agreement, is to pursue an orderly liquidation of the Company’s Las Vegas Subsidiary for the benefit of its (and its predecessor entities’) creditors.

Under the prearranged sale pursuant to the prepackaged chapter 11 bankruptcy case, the entity co-owned by the Equity Sponsors and the Participating Second Lien Lenders (and potentially other participating unsecured creditors) (the "New Property Owner") will acquire the Las Vegas Property for approximately $260 million (plus certain expenses, interest accruals and other items to the extent not paid during the prepackaged chapter 11 proceeding from the cash flows generated by the Las Vegas Property’s real estate activities). Upon entry into the New Lock Up Agreement, the Equity Sponsors, as a group, and the Participating Second Lien Lenders, as a group, each deposited into escrow $6.5 million (consisting of cash and letters of credit) of a required $13 million purchase price deposit. Of the $6.5 million deposited by the Equity Sponsors, $2.85 million is forfeitable as liquidated damages to the first lien lenders in the event the New Lock Up Agreement is terminated because of a "debtor fault-based termination" (as defined in the New Lock Up Agreement).

The first lien lenders will finance the prearranged sale to the New Property Owner by entering into a new secured loan with it as the borrower under the following terms and conditions: (i) the loan will be for an initial term of 6 years, with three 1-year extensions; (ii) at closing, it will pay approximately $10 million in cash (from the $13.0 million deposit referred to in the preceding paragraph), and it will prefund a minimum of $3.0 million of reserves (from the deposit), (iii) it may have to fund or assume certain expenses, interest accruals and other items to the extent not paid from the cash flows generated by the Las Vegas Property’s real estate activities, (iv) the Equity Sponsors will have to provide a joint and several "bad boy" guarantee in the same amount as under the Old Lock Up Agreement in the event of a voluntary or collusive bankruptcy filing and/or misappropriation of funds and (v) the Participating Second Lien Lenders (including any other participating unsecured creditors) will have to provide a several (but not joint) "bad boy" guarantee in the same amount as the Equity Sponsors in the event of a voluntary or collusive bankruptcy filing and/or misappropriation of funds. Under the "bad boy" guarantees, the party responsible for the loss will be liable therefor.

The New Lock Up Agreement will automatically terminate and be of no further force and effect on January 22, 2010 (unless extended by agreement) if on or before such date the parties thereto have not agreed upon the definitive forms of the key transaction documents required by the New Lock Up Agreement to implement the prepackaged chapter 11 bankruptcy case’s plan of reorganization. The date on which the parties agree upon such key transaction documents is referred to herein as the "Document Finalization Date."

Upon the occurrence of the Document Finalization Date, the Las Vegas Subsidiary (hereinafter referred to as the "Debtor") is required to use its commercially reasonable best efforts to take the following actions within the time periods specified below for the purpose of initiating the prepackaged chapter 11 bankruptcy case contemplated by the New Lock Up Agreement:

(a)           Within four business days of the Document Finalization Date, commence the distribution of the bankruptcy disclosure statement and ballots to the first lien lenders and the second lien lenders (i.e., the Participating Second Lien Lenders and the other second lien lenders as a class) for the purpose of soliciting their votes to approve or reject the prepackaged bankruptcy plan of reorganization (the "Solicitation");

(b)           Conclude the Solicitation within twenty business days of commencing it (provided that each first lien lender and Participating Second Lien Lender has delivered a ballot in favor of the prepackaged plan of reorganization (the "Vote Condition")); and

(c)           Assuming the Vote Condition has been satisfied, (w) file the chapter 11 bankruptcy petition with the United States Bankruptcy Court for the District of Nevada (the date of such filing being the "Petition Date") not later than four business days after the conclusion of the solicitation, (x) cause the interim cash collateral order for the prepackaged chapter 11 bankruptcy case to be entered within ten days of the Petition Date, (y) cause the final cash collateral order for the prepackaged chapter 11 bankruptcy case to be entered within twenty five days of the Petition Date and (z) cause the confirmation order for the prepackaged chapter 11 bankruptcy case to be entered within sixty days of the Petition Date (each of the foregoing dates in this and the preceding bullets is a "Threshold Date").

So long as the first lien lenders are not in breach of the New Lock Up Agreement, the New Lock Up Agreement will automatically terminate upon the occurrence of certain events, including, without limitation: (1) if any Threshold Date is not timely satisfied; or (2) upon the occurrence of a termination event in either the interim cash collateral order or in the final cash collateral order for the bankruptcy case; or (3) if the plan of reorganization’s effective date does not occur on or before to May 15, 2010; or (4) in case of either (i) a filing or commencement by any FX Entity (i.e., the Company, the Company’s subsidiary FX Luxury, LLC (hereinafter referred to as "FX LLC") or the Debtor) or Related Equity Sponsor (i.e., each Equity Sponsor or any entity that is controlled by an Equity Sponsor and that owns shares or interests in or controls any FX Entity) of (x) any motion, application, adversary proceeding or cause of action challenging the validity, enforceability, perfection or priority of or seeking avoidance of the liens securing the "first lien secured claims" (as defined in the New Lock Up Agreement) or (y) any other motion, application, adversary proceeding or cause of action against and/or with respect to the first lien secured claims that seeks to challenge the validity, enforceability, perfection or priority of or seeking avoidance of the first lien secured claims, or against and/or with respect to the first lien agent or any first lien lender (or if the Debtor supports any such motion, application or adversary proceeding commenced by any third party or consent to the standing of any such third party), or (ii) a filing or commencement by any Participating Second Lien Lender of (x) any motion, application, adversary proceeding or cause of action challenging the validity, enforceability, perfection or priority of or seeking avoidance of the liens securing the first lien secured claims or (y) any other motion, application, adversary proceeding or cause of action against and/or with respect to the first lien secured claims that seeks to challenge the validity, enforceability, perfection or priority of or seeking avoidance of the first lien secured claims, or against and/or with respect to the first lien agent or any first lien lender (or if the Debtor supports any such motion, application or adversary proceeding commenced by any third party or consent to the standing of any such third party), or (iii) the entry of an order of the bankruptcy court providing relief against the interests of any first lien lender with respect to any of the foregoing causes of action or proceeding; or (5) if (i) any FX Entity or any Related Equity Sponsor files any motion, application or adversary proceeding seeking to invalidate or disallow in any respect the claims in respect of the first lien loan (except in limited circumstances), the reasonableness of fees and expenses of the first lien agent and the first lien lenders or (ii) any Participating Second Lien Lender files any motion, application or adversary proceeding seeking to invalidate or disallow in any respect the claims in respect of the first lien loan (except in limited circumstances); or (6) if either the Debtor or any Participating Second Lien Lender, as the case may be, without the consent of the first lien agent, (i) withdraws from or takes any action materially inconsistent with the New Lock Up Agreement’s plan of reorganization or the related transactions (which withdrawal or action, if capable of being reversed, has not been reversed within fifteen (15) days of the giving of written notice by the first lien agent to the Debtor, Equity Parent, the second lien agent and the Participating Second Lien Lenders), (ii) without the consent of the first lien agent, supports any plan of reorganization or any plan of liquidation other than the New Lock Up Agreement’s plan of reorganization or supports any sale process with respect to the Las Vegas Property, (iii) moves to dismiss the prepackaged chapter 11 case, (iv) moves for conversion of the prepackaged chapter 11 case to a case under chapter 7 of the Bankruptcy Code or (v) moves or otherwise seeks to reject or otherwise invalidate, in whole or in part, the New Lock Up Agreement or any related transaction document; or (7) if FX LLC or the Company or any Related Equity Sponsor (i) objects to, challenges or otherwise commences or supports any proceeding opposing the transactions or any transaction document required by the New Lock Up Agreement, or takes any other action that is inconsistent with, or that would delay or obstruct, the solicitation, confirmation or consummation of the transactions or any transaction document required by the New Lock Up Agreement, (ii) directly or indirectly seeks, solicits, supports, formulates, or prosecutes any plan, sale, proposal or offer of dissolution, winding up, liquidation, reorganization, merger or restructuring of the Debtor that could reasonably be expected to prevent, delay or impede the consummation of the transactions or any transaction document required by the New Lock Up Agreement or (iii) directs or supports in any way any person to take (or who may take) any action that is inconsistent with its obligations under the New Lock Up Agreement, or that could impede or delay the implementation or consummation of the transactions contemplated thereby.

The first lien agent, on behalf of the first lien lenders, may, in its sole and absolute discretion, waive (either conditionally or otherwise and without prejudice to the rights of the first lien agent to make any such waiver temporary or contingent) the automatic termination of the New Lock Up Agreement within three (3) business days of notice of the occurrence of any event described above, by delivery of notice of such waiver to each of the parties to the New Lock Up Agreement.So long as the Participating Second Lien Lenders are not in breach of the New Lock Up Agreement, the New Lock Up Agreement will automatically terminate upon the occurrence of certain events, including, without limitation: (1) any of the events specified in clauses (1), (2), (3) and (7) of the above paragraph describing the first lien lenders’ termination rights; or (2) in case of either (i) a filing or commencement by any FX Entity or Related Equity Sponsor of (x) any motion, application, adversary proceeding or cause of action challenging the validity, enforceability, perfection or priority of or seeking avoidance of the liens securing the "second lien secured claims" (as defined in the New Lock Up Agreement) or (y) any other motion, application, adversary proceeding or cause of action against and/or with respect to the second lien secured claims that seeks to challenge the validity, enforceability, perfection or priority of or seeking avoidance of the second lien secured claims, or against and/or with respect to the second lien agent or any second lien lender (or if the Debtor supports any such motion, application or adversary proceeding commenced by any third party or consent to the standing of any such third party), or (ii) a filing or commencement by any first lien lender of (x) any motion, application, adversary proceeding or cause of action challenging the validity, enforceability, perfection or priority of or seeking avoidance of the liens securing the second lien secured claims or (y) any other motion, application, adversary proceeding or cause of action against and/or with respect to the second lien secured claims that seeks to challenge the validity, enforceability, perfection or priority of or seeking avoidance of the second lien secured claims, or against and/or with respect to the second lien agent or any second lien lender (or if any first lien lender and the first lien agent support any such motion, application or adversary proceeding commenced by any third party or consent to the standing of any such third party); or (3) if (i) any FX Entity or any Related Equity Sponsor files any motion, application or adversary proceeding seeking to invalidate or disallow in any respect the claims in respect of the second lien loan (except in limited circumstances) or (ii) any first lien lender files any motion, application or adversary proceeding seeking to invalidate or disallow in any respect the claims in respect of the second lien loan (except in limited circumstances); or (4) if either the Debtor or any first lien lender, as the case may be, without the consent of the second lien agent and the Participating Second Lien Lenders, (i) withdraws from or takes any action materially inconsistent with the New Lock Up Agreement’s plan of reorganization or the related transactions (which withdrawal or action, if capable of being reversed, has not been reversed within fifteen (15) days of the giving of written notice by the second lien agent and the Participating Second Lien Lenders to the Debtor, Equity Parent and the First Lien Agent), (ii) supports any plan of reorganization or any plan of liquidation other than the New Lock Up Agreement’s plan of reorganization or supports any sale process with respect to the Las Vegas Property, (iii) moves to dismiss the prepackaged chapter 11 case, (iv) moves for conversion of the prepackaged chapter 11 case to a case under chapter 7 of the Bankruptcy Code or (v) moves or otherwise seeks to reject or otherwise invalidate, in whole or in part, the New Lock Up Agreement or any related transaction document.

The second lien agent and the Participating Second Lien Lenders may, in their sole and absolute discretion, waive (either conditionally or otherwise and without prejudice to the rights of the second lien agent or any of Participating Second Lien Lenders to make any such waiver temporary or contingent) the automatic termination of the New Lock Up Agreement within three (3) business days of notice of the occurrence of any event described above, by delivery of notice of such waiver to each of the parties to the New Lock Up Agreement.

So long as the Debtor and the Equity Parent are not in breach of the New Lock Up Agreement, the Debtor or Equity Parent may terminate the New Lock Up Agreement if any of the first lien agent or first lien lenders, the second lien agent, or any of the Participating Second Lien Lenders breaches any of its obligations under the New Lock Up Agreement, which breach (if capable of being cured) has not been cured within fifteen (15) days after the giving of written notice by the Debtor or the Equity Parent to the first lien agent and second lien agent and the Participating Second Lien Lenders of such breach.

Also, the Debtor or the Equity Parent may terminate the New Lock Up Agreement if the final order has not been entered confirming the plan of liquidation and allowing the effective date for the plan of liquidation to occur on or before May 15, 2010 upon giving notice to the first lien agent, the Debtor, the Equity Parent and the second lien agent and the Participating Second Lien Lenders.

Under the New Lock Up Agreement, the first lien lenders have agreed to adjourn the pending trustee’s sale of the Las Vegas Property so long as the Lock Up Agreement is in full force and effect and irrevocably terminate such trustee’s sale upon confirmation of the bankruptcy case’s plan of liquidation. Upon commencing the prepackaged chapter 11 bankruptcy proceeding, the court-appointed receiver that has been overseeing the Las Vegas Property since June 23, 2009, at the request of the first lien lenders, shall be discharged and the receivership of the Las Vegas Property shall terminate. During the prepackaged chapter 11 bankruptcy proceeding, subject to the Bankruptcy Court entering the interim and final cash collateral orders contemplated by the New Lock Up Agreement, most of the Debtor’s expenses will be funded from cash flows generated by the Las Vegas Property’s real estate activities.

Upon entry into the New Lock Up Agreement, the Participating Second Lien Lenders agreed to dismiss without prejudice their pending litigation against the first lien lenders, the Company, the Las Vegas Subsidiary (and its predecessor entities) and others contesting the validity of the Old Lock Up Agreement. The Participating Second Lien Lenders have agreed to grant the named parties to such pending litigation a release therefrom upon confirmation of the prepackaged chapter 11 bankruptcy case’s plan of liquidation.

If the Las Vegas Property is sold under the New Lock Up Agreement pursuant to the prearranged sale to the New Property Owner, FX LLC will be released from its "bad boy" guarantees in favor of the first and second lien lenders guaranteeing repayment of all obligations outstanding and owing under the $475 million mortgage loans. The Company may not otherwise receive any benefit from this prearranged sale.

Under the New Lock Up Agreement, the parties to the Old Lock Up Agreement have agreed to terminate the Old Lock Up Agreement after satisfaction of the Vote Condition. Prior to satisfaction of the Vote Condition, such parties have agreed to not pursue the transactions contemplated under the Old Lock Up Agreement.

As described below under the "Standstill Agreement", the parties to the Old Lock Up Agreement have entered into a standstill agreement whereby they have agreed to implement the Old Lock Up Agreement and the transactions contemplated thereby in the event the New Lock Up Agreement is validly terminated.

Because the New Lock Up Agreement and the transactions contemplated thereby involve the Equity Sponsors, who are directors, executive officers and/or greater than 10% stockholders of the Company, a committee of the Company’s board of directors comprised solely of independent directors authorized the Debtor to enter into the New Lock Up Agreement and consummate the transactions contemplated thereby.

On January 22, 2010, the parties to the New Lock Up Agreement amended the New Lock Up Agreement by entering into the First Amendment to the Lock Up and Plan Support Agreement (the "First Amendment"). Under the First Amendment, the parties extended the date until which they have to agree upon the definitive forms of the key transaction documents required to implement the prepackaged chapter 11 bankruptcy case’s plan of reorganization from January 22, 2010 to February 3, 2010 (or such earlier date upon which the parties agree that the key transaction documents are in definitive form). Exhibits C and D to the New Lock Up Agreement were amended and restated in their entirety by the First Amendment.

The terms of the New Lock Up Agreement, as amended by the First Amendment, provided for the New Lock Up Agreement to automatically terminate and be of no further force and effect on February 3, 2010 (unless extended by agreement) if on or before such date the parties thereto have not agreed upon the definitive forms of such key transaction documents.

On February 3, 2010, the parties to the New Lock Up Agreement, as amended by the First Amendment, further amended the New Lock Up Agreement by entering into the Second Amendment to the Lock Up and Plan Support Agreement (the "Second Amendment"). Under the Second Amendment, the parties further extended the date until which they have to agree upon the definitive forms of the key transaction documents required to implement the prepackaged chapter 11 bankruptcy case’s plan of reorganization from February 3, 2010 to February 12, 2010 (or such earlier date upon which the parties agree that the key transaction documents are in definitive form).

The terms of the New Lock Up Agreement, as amended by the Second Amendment, provided for the New Lock Up Agreement to automatically terminate and be of no further force and effect on February 12, 2010 (unless extended by agreement) if on or before such date the parties thereto have not agreed upon the definitive forms of such key transaction documents.

On February 12, 2010, the Las Vegas Subsidiary’s New Lock Up Agreement, as amended by the First Amendment thereto dated as of January 22, 2010 and the Second Amendment thereto dated as of February 3, 2010 terminated automatically in accordance with its terms and is of no force and effect because the parties thereto failed to agree by February 12, 2010 upon the definitive forms of the key transaction documents required to implement the plan of reorganization.  Because the termination of the New Lock Up Agreement was not due to the fault of any party thereto (a "non-fault based termination"), all of the parties thereto were released from their obligations thereunder without any liability to the other parties.

Negotiations with the first lien lenders and the second lien lenders were discontinued March 18, 2010.  Such agreement remains terminated and the Old Lock Up Agreement is in the process of being reinstated.

Standstill Agreement

On December 23, 2009, the parties to the Old Lock Up Agreement entered into a standstill agreement (the "Standstill Agreement") for the purpose of deferring and staying activity required to be undertaken under the Old Lock Up Agreement until such time as the New Lock Up Agreement is validly terminated.  If the New Lock Up Agreement is validly terminated and neither the Las Vegas Subsidiary nor the Equity Parent is in default thereunder, the Standstill Agreement shall terminate and be of no further force and effect and the parties to the Old Lock Up Agreement shall take such actions specified in the Standstill Agreement in order to proceed with implementation of the transactions contemplated by the Old Lock Up Agreement. If either (a) the New Lock Up Agreement is terminated because of a "debtor fault-based termination" (as defined in the New Lock Agreement) or (b) any of the Las Vegas Subsidiary, the Company, the Company’s subsidiary FX Luxury, LLC or the New Entities takes any action that is not in support of the prepackaged chapter 11 case and the other transactions contemplated by the Old Lock Up Agreement (except as may be contemplated by, required pursuant to, or in furtherance of, the terms of the New Lock Up Agreement), the first lien agent may upon written notice to the parties named in foregoing clause (b) terminate the Standstill Agreement and the Old Lock Up Agreement whereupon the Old Lock Up Agreement shall be deemed to have been terminated by reason of a "fault-based termination" (as defined in the Old Lock Up Agreement) and the first lien lenders and the first lien agent shall be entitled to all rights and remedies available under the Old Lock Up Agreement as a result thereof. Notwithstanding the foregoing, the Standstill Agreement and the Old Lock Up Agreement (including related existing agreements) shall terminate and be of no further force and effect should the first lien lenders and the Participating Second Lien Lenders deliver a sufficient number of votes to approve the prepackaged chapter 11 case contemplated by the New Lock Up Agreement.

As a result of such non-fault based termination of the New Lock Up Agreement, the Las Vegas Subsidiary’s Standstill Agreement terminated and is of no force and effect.  The purpose of the Standstill Agreement (which had been entered into simultaneously with the New Lock Up Agreement) was to defer and stay activity required under the Old Lock Up Agreement.   As described below, the Old Lock Up Agreement will be reinstated because of such non-fault based termination of the New Lock Up Agreement. The Old Lock Up Agreement contemplates the Las Vegas Subsidiary filing a prepackaged chapter 11 bankruptcy case with the United States Bankruptcy Court for the District of Nevada for the purpose of disposing of the Las Vegas Property for the benefit of the Las Vegas Subsidiary’s (and its predecessor entities’) creditors either pursuant to an auction sale for at least $256 million or, if the auction sale is not completed, pursuant to a prearranged sale to LIRA under the terms of the prepackaged chapter 11 bankruptcy proceeding’s plan of liquidation.

Under the Standstill Agreement, as a result of its termination by reason of such non-fault based termination of the New Lock Up Agreement, the parties thereto, as also being parties to the Old Lock Up Agreement, are required to take the following actions in order to proceed with implementation of the transactions contemplated by the Old Lock Up Agreement:

(a)              to reinstate on or before February 27, 2010 that certain escrow agreement delivered pursuant to the Old Lockup Agreement under substantially the same terms and conditions thereof;

(b)              to amend the Old Lock Up Agreement to specify the recalculated outside date on which the plan of liquidation can be confirmed (currently May 18, 2010, which under the terms of the Standstill Agreement is to be extended by the number of days from December 4, 2009 (with December 5, 2009 being the first day) through and including the date of reinstatement of such escrow agreement);

(c)              to agree upon new "target dates" under the Old Lock Up Agreement for the taking of specified actions necessary to initiate the prepackaged chapter 11 filing; and

(d)              update, if necessary, the form of orders or documents previously agreed to pursuant to the Old Lockup Agreement and related documents for ministerial changes to reflect the passage of time and changing circumstances caused by the delay in filing of the prepackaged chapter 11 bankruptcy case under the Old Lock-Up Agreement.

In either case, under the Old Lock Up Agreement or the New Lock Up Agreement, the Company would no longer have an interest in the Las Vegas Property.  Each Lock Up Agreement provides that, so long as there has been no termination or default, the Trustee’s Sale would be adjourned from time to time to allow completion of the prepackaged bankruptcy.

The foregoing description of the Old Lock Up Agreement, the New Lock Up Agreement (as amended by the First Amendment and the Second Amendment) and the Standstill Agreement and the transactions contemplated thereby is not complete and is qualified in its entirety by reference to the text of each such agreement, copies of which are listed as and incorporated by reference herewith as Exhibits 10.58, 10.59, 10.60, 10.62, and 10.63, and are incorporated herein by reference.

The Las Vegas Property

The Las Vegas Property is made up of six contiguous parcels aggregating 17.72 acres of land located on the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property enjoys strong visibility with 1,175 feet of frontage on Las Vegas Boulevard, known as “the Strip”, and 600 feet of frontage on Harmon Avenue. The entire 17.72 acre parcel is zoned H-1, Limited Resort and Apartment District, and allows for casino gaming through its designation as a Gaming Enterprise District, or GED, and can support a variety of development alternatives, including hotels/resorts, entertainment venue(s), a casino, condominiums, hotel-condominiums, residences and retail establishments. The Las Vegas Property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases.

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

  Parcel 4.  Parcel 4 consists of 4.49 acres of land with 270 linear feet of frontage on Las Vegas Boulevard. The property is currently occupied by several tenants. The current leases are month-to-month, except for a lease with a single tenant. Such tenant’s lease term expires in May 2014.

Parcel 5.  Parcel 5 consists of 3.008 acres of land, with 180 linear feet of frontage on Las Vegas Boulevard. The property accommodates 51,414 square feet of retail space and is currently occupied by several restaurant and retail tenants. One lease term expires in January 2012, but is terminable earlier upon 120 days’ advance written notice and, if terminated after February 2010, payment of a termination fee of $200,000. Another lease term expires in August 2012, with the tenant holding an option to extend the lease for an additional five years. A third lease term expires in May 2059.

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

Impairment of Land

In accordance with accounting standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas Property to its then estimated fair value of $218.8 million. The global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Despite early signs of stabilization in the first quarter, the economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor, and as a result, management believes there are new indicators that the recoverable amount of the Las Vegas Property may not exceed its carrying value warranting further impairment of the Las Vegas Property. The Company obtained a preliminary update of the appraisal as of June 30, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $77.0 million to the value of the land. The Company obtained an update of the appraisal by the same firm as of February 16, 2010, and, as a result, has recorded an additional impairment charge of $2.1 million to the value of the land.  The Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to either the New Lock Up Agreement or the Old Lock Up Agreement.  As a result, the Company believes it is highly unlikely that the Company will receive any benefit from either a trustee’s sale or a bankruptcy filing pursuant to the New Lock Up Agreement or the Old Lock Up Agreement.  The description of the Old Lock Up Agreement, the New Lock Up Agreement, and the Standstill Agreement (pursuant to which the Old Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement) is set forth in the applicable sections of Item 1., The Company’s Current Business and its Financial Distress.

The accompanying consolidated financial statements do not include any additional adjustments that might result from the liquidation of the Las Vegas Property.

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

As of April 17, 2009, the Company had sold all of the RIV Shares. The sale of assets by Flag Leisure Group, LLC and Flag was accounted for at historical cost as the Company, Flag Leisure Group, LLC and Flag were entities under common control at the time of the transactions. Historical cost for these acquired interests equals fair values because the assets acquired comprised available for sale securities and a derivative instrument that are required to be reported at fair value in accordance with generally accepted accounting principles.

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

On December 24, 2009, FXL, Inc., a new wholly-owned subsidiary of the Company, succeeded to the Company’s interest in FXLR.

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

The interests held by Messrs. Sillerman, Kanavos and Torino subject to the Repurchase Agreement were recorded as contingently redeemable members’ interest in accordance with FASB Emerging Issues Task Force Topic D-98: Classification and Measurement of Redeemable Securities . This statement requires the issuer to estimate and record value for securities that are mandatorily redeemable when that redemption is not in the control of the issuer. The value for this instrument has been determined based upon the redemption price of par value for the expected 18 million shares of common stock of FXRE subject to the Repurchase Agreement. At December 31, 2007, the value of the interest subject to redemption was recorded at the maximum redemption value of $180,000.

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

Under the terms of the special preferred stock, Huff is entitled to appoint a member to the Company’s Board of Directors so long as it continues to beneficially own at least 20% of the 6,611,998 shares of the Company’s common stock it received and/or acquired from the Company, consisting of (i) 2,802,442 shares received by Huff in the CKX Distribution, (ii) 1,150,000 shares acquired by Huff in the rights offering, and (iii) 2,659,556 shares acquired by Huff under the investment agreement described above. Huff appointed Bryan Bloom as a member of the Company’s Board of Directors effective May 13, 2008.  Mr. Bloom’s designation as director was withdrawn on April 8, 2010 and no replacement has been named.

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

Private Placements of Common Stock Units and Common Stock

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

In September 2009, the Company entered into subscription agreements to raise $250,000 from Robert F.X. Sillerman, Paul Kanavos, and/or greater than 10% stockholders. They purchased an aggregate of 4,166,668 shares at a purchase price of $0.06 per unit (such purchase price representing the average trading price per share of the Company’s common stock as reported on the Pink Sheets over the 30 day period immediately preceding the date of the subscription agreements). Each unit consists of (x) one share of the Company’s common stock, (y) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.07 per share and (z) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.08 per share. The warrants are exercisable for a period of seven years and are identical in all respects except for their exercise prices. The funding of each purchase took place before September 10, 2009.

On November 5, 2009, the Company entered into subscription agreements with Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President and a director, and his spouse, Dayssi Olarte de Kanavos, and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, pursuant to which such parties agreed to purchase an aggregate of 4,166,667 units at a purchase price of $0.09 per unit (such purchase price representing the average trading price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the date of the subscription agreements). Each unit consists of (x) one share of the Company’s common stock, (y) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.10 per share and (z) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.11 per share. The warrants are exercisable for a period of seven years and are identical in all respects except for their exercise prices.  The aggregate proceeds to the Company from the sale of the units pursuant to the subscription agreements were $375,000. The funding of each purchase occurred on November 6, 2009.

On December 24, 2009, the Company sold an aggregate of 3,515,625 shares of its common stock to Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President, and his spouse Dayssi Olarte de Kanavos and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, upon their exercise of a like number of Company warrants. The Company received aggregate proceeds of $250,000 from the exercise of the warrants. Mrs. Sillerman, Mr. Kanavos and his spouse and TTERB Living Trust each purchased 1,171,875 shares of common stock upon the exercise of a like number of warrants for an aggregate exercise price of $83,333.33. The exercise price of the warrants for 1,041,667 shares was $0.07 per share, while the exercise price of the warrants for the remaining 130,208 shares was $0.08 per share.

On January 28, 2010, the Company sold an aggregate of 1,562,499 shares of its common stock to Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President, and his spouse Dayssi Olarte de Kanavos and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, upon their exercise of a like number of Company warrants. The Company received aggregate proceeds of $125,000 from the exercise of the warrants, which were exercisable at $0.08 per share. Mrs. Sillerman, Mr. Kanavos and his spouse and TTERB Living Trust each purchased 520,833 shares of common stock upon the exercise of a like number of warrants for an aggregate exercise price of $41,666.66.

Because the foregoing private placements of the common stock units involved certain of the Company’s directors and greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors. The Company used the proceeds from all of the foregoing private placements to fund working capital requirements and for general corporate purposes.

Private Placements of Preferred Stock Units

On February 11, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 99 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly created and issued Series A Convertible Preferred Stock, $0.01 par value per share (the "Series A Convertible Preferred Stock"), and (y) a warrant to purchase up to 10,989 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.273 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $99,000 from the sale of the units.

On March 5, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 180 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 10,309.278 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.291 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $180,000 from the sale of the units.

On March 11, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 600 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 10,277.49 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.2919 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $600,000 from the sale of the units.

On April 5, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 270 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 9,866.79  shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.3041 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $270,000 from the sale of the units.

The Company created 1,500 shares of Series A Convertible Stock by filing a Certificate of Designation (the "Certificate of Designation") with the Secretary of State of the State of Delaware thereby amending its Amended and Restated Certificate of Incorporation, as amended. The Company issued and sold an aggregate of 1,149 shares of the Series A Convertible Preferred Stock as part of the units and has 351 authorized shares of Series A Convertible Preferred Stock that remain available for future issuance under the Certificate of Designation. The designation, powers, preferences and rights of the shares of Series A Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are contained in the Certificate of Designation and are summarized as follows:

(a)              The shares of Series A Convertible Preferred Stock have an initial stated value of $1,000 per share, which is subject to increase periodically to include accrued and unpaid dividends thereon (as increased periodically, the "Stated Value").

(b)              The shares of Series A Convertible Preferred Stock are entitled to receive quarterly cumulative cash dividends at a rate equal to 8% per annum of the Stated Value whenever funds are legally available and when and as declared by the Company’s board of directors.

(c)              Each share of Series A Convertible Stock are convertible into shares of Company common stock at a conversion prices equal to 120% of the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable date of issuance (the "Conversion Price"). The Conversion Price is subject to adjustment to give effect to dividends, stock splits, recapitalizations and similar events affecting the shares of Company common stock.

(d)              The shares of Series A Convertible Preferred Stock are convertible, at the option of the holders, into shares of Company common stock at the Conversion Price if at any time the closing price of the shares of Company common stock is at the Conversion Price for ten (10) consecutive trading days. The shares of Series A Convertible Preferred Stock are convertible each time for a period of 60-days thereafter.

(e)              Upon the earlier of: (x) consummation of the Company’s sale (or series of related sales) of its capital stock (or securities convertible into its capital stock) from which the Company generates net proceeds of at least $25 million or (y) the fifth anniversary of the date of their issuance the Series A Convertible Preferred Stock shall automatically convert into the number of shares of Company common stock equal to the then current Stated Value divided by the Conversion Price.

(f)              If at any time the closing price of the shares of Company common stock is at least 10 times the applicable weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable date of issuance of a particular share of Series A Convertible Preferred Stock for fifteen (15) consecutive trading days, the Company may redeem such share of Series A Convertible Preferred Stock at the then current Stated Value.  Such shares of Series A Convertible Preferred Stock are redeemable each time in whole or in part for a period of 120-days thereafter.

(g)              The shares of Series A Convertible Preferred Stock is senior in liquidation preference to the shares of Company common stock.

(h)              The shares of Series A Convertible Preferred Stock vote as a class with the outstanding shares of Company common stock on an as-converted basis (except as otherwise required by the Certificate of Designation or applicable law).

(i)              The consent of the holders of 51% of the outstanding shares of Series A Convertible Preferred Stock shall be necessary for the Company to: (i) increase the authorized number of shares of Series A Convertible Preferred Stock or alter, amend or change any of the terms, designations, powers, privileges or rights or restrictions provided for the benefit of the Series A Convertible Preferred Stock; (ii) create or issue any Company capital stock (or any securities convertible into any Company capital stock) having rights, preferences or privileges senior to or on parity with the Series A Convertible Preferred Stock; or (iii) amend the Company’s Amended and Restated Certificate of Incorporation or Bylaws in a manner that is materially adverse to the Series A Convertible Preferred Stock.

(j)              From the date on which at least 1,000 shares of Series A Convertible Preferred Stock are outstanding (the "Director Commencement Date"), the Company’s board of directors is required (at the request of the holders of a majority of the Series A Convertible Preferred Stock)  to increase its size by one member and cause such resulting vacancy to be filled by a director designated by the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock (the "Class A Director"). From the Director Commencement Date until the date on which less than 50% of the shares of Series A Convertible Preferred Stock outstanding on the Director Commencement Date are outstanding, the holders of the Series A Convertible Preferred Stock, voting as a separate class, have the right to elect one (1) Class A Director to the Company’s board of directors at each meeting of stockholders or each consent of the Company’s stockholders for the election of directors, and to remove from office such Class A Director and to fill the vacancy caused by the resignation, death or removal of such Class A Director. Each share of Series A Convertible Preferred Stock is entitled to one vote and any election or removal of the Class A Director shall be subject to the affirmative vote of the holders of a majority of the outstanding shares of Series A Convertible Preferred Stock.

Because the foregoing private placements of the preferred stock units involved certain of the Company’s directors and greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors.  The Company used the proceeds from these private placements to fund working capital requirements and for general corporate purposes, except that the Company has committed to use the proceeds from the March 11, 2010 private placement to fund expenses associated with evaluating a new line of business in connection with its entry into a letter of intent with a private company and its principal.

Under this letter of intent, the Company has been afforded a 90-day exclusivity period through June 10, 2010 for the purposes of evaluating the counterparties’ business and the feasibility of developing amusement rides in, among other venues, Orlando, Florida, as well as negotiating related agreements. In connection therewith, the Company has agreed to incur expenses of approximately $500,000. The Company is in the early stages of such evaluation and there is no assurance such evaluation will be satisfactory to the Company or, if satisfactory, that the parties can negotiate the related agreements.

The foregoing description of the Series A Convertible Preferred Stock and the Warrants is not complete and is qualified in its entirety by reference to the full text of the Certificate of Designation and the form of Warrant, copies of which are listed and incorporated by reference as Exhibits 3.3 and 10.65, respectively, and are incorporated herein by reference.

Intellectual Property

We intend to protect any intellectual property rights we may acquire in the future through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

Employees

On April 30, 2009, the Company entered into employment separation agreements and releases with Barry A. Shier, a director and the Chief Operating Officer of the Company and the Chief Executive Officer of the Company’s Las Vegas Subsidiary, and Brett Torino, the Chairman of the Company’s Las Vegas Division, each of which agreements became effective on May 8, 2009 (the “effective date”). At the effective date of these agreements, Messrs. Shier and Torino resigned from all positions with the Company and its subsidiaries and their employment agreements with the Company terminated. The Company entered into these agreements with Messrs. Shier and Torino because of its inability to continue to pay salary and other compensation to Messrs. Shier and Torino under their employment agreements with the Company.

Under Mr. Shier’s employment separation agreement, Mr. Shier is entitled to the following severance payments:

(a)        A contingent severance payment in an amount equal to 2% of any future net proceeds or fees received by the company and/or the Company’s subsidiary FX Luxury, LLC (“FX Luxury”) from the sale and/or development of the Las Vegas properties owned by the Company’s Las Vegas Subsidiary, up to a maximum of $600,000, provided that such 2% may be increased (but not the maximum amount of $600,000) in the event the company enters into an equivalent severance arrangement with either its President or Executive Vice President, both of whom are still employed by the Company, that provides for a percentage greater than 2%;

(b)        A grant on the effective Date of immediately exercisable incentive stock options to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value, as determined under the Company’s 2007 Executive Equity Incentive Plan, of a share of the Company’s common stock on the Effective Date; and the retention of previously granted and vested stock options to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

Under Mr. Torino’s employment separation agreement, Mr. Torino is entitled to the following severance payments:

(a)        A contingent severance payment in an amount equal to 2% of any future net proceeds or fees received by the company and/or FX Luxury, from the sale and/or development of the Las Vegas properties owned by the Company’s Las Vegas Subsidiary, up to a maximum of $84,375, provided that such 2% may be increased (but not the maximum amount of $84,375) in the event the company enters into an equivalent severance arrangement with either its President or Executive Vice President, both of whom are still employed by the Company, that provides for a percentage greater than 2%;

(b)        The retention of previously granted and vested stock options to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $20.00 per share.

On June 23, 2009, the Company entered into letter agreements with Paul C. Kanavos, a director and the President of the Company, and Mitchell J. Nelson, Executive Vice President and General Counsel of the Company, pursuant to which Messrs. Kanavos and Nelson agreed to certain amendments to their respective employment agreements dated as of December 31, 2007 with the Company.

Mr. Kanavos’ letter agreement is described below and hereinafter referred to as the "Kanavos Letter Agreement" and Mr. Nelson’s letter agreement is described below and hereinafter referred to as the "Nelson Letter Agreement."

The Kanavos Letter Agreement modified Mr. Kanavos’ existing employment agreement with the Company as follows:

(a)              The term of employment was reduced to month-to-month, subject to a minimum of two months, from an initial term of 5 years (of which approximately 3.5 years remained);

(b)              "Change in Control" and "Constructive Termination" provisions and related termination payments (i.e., salary for 3 years and a cash bonus of $100,000) and benefits (i.e., group health, medical, dental and life insurance for 3 years) were eliminated;

(c)              Upon termination of Mr. Kanavos’ employment, he shall be entitled to (x) receive the full costs relating to the continuation of any group health, medical, dental and life insurance program provided through the Company for a period of 90 days after the date of termination of employment and (y) retain only those stock options that are vested on the date of termination of employment;

(d)              Mr. Kanavos shall not be subject to a non-competition covenant either during or after the term of his employment with the Company; and

(e)              The Company and Mr. Kanavos are required to use reasonable efforts to exchange mutual releases from their obligations under his employment agreement upon termination of Mr. Kanavos’ employment.

During the term of Mr. Kanavos’ employment, the Company will continue to pay him a base salary of $50,000 per month.

The Nelson Letter Agreement modified Mr. Nelson’s existing employment agreement with the Company as follows:

(a)              The term of employment was reduced to month-to-month, subject to a minimum of two months, from an initial term of 5 years (of which approximately 3.5 years remained);

(b)              "Change in Control" and "Constructive Termination" provisions and related termination payments (i.e., salary for 3 years and a cash bonus of $100,000) and benefits (i.e., group health, medical, dental and life insurance for 3 years) were eliminated;

(c)              Upon termination of Mr. Nelson’s employment, he shall be entitled to (x) receive the full costs relating to the continuation of any group health, medical, dental and life insurance program provided through the Company for a period of 90 days after the date of termination of employment and (y) retain only those stock options that are vested on the date of termination of employment;

(d)              Mr. Nelson shall not be subject to a non-competition covenant either during or after the term of his employment with the Company; and

(e)              The Company and Mr. Nelson are required to use reasonable efforts to exchange mutual releases from their obligations under his employment agreement upon termination of Mr. Nelson’s employment.

During the term of Mr. Nelson’s employment, the Company will continue to pay him a base salary of $43,750 per month.

In consideration of entering into the Kanavos Letter Agreement, the Company paid Mr. Kanavos a retention bonus of $150,000 and will pay him an amount equal to $95,350, the proceeds from the sale by the Company of its unused private jet hours. As of December 31, 2009, the $95,350 has not been paid.  In consideration of entering into the Nelson Letter Agreement, the Company paid Mr. Nelson a retention bonus of $131,250.

Neither Mr. Kanavos nor Mr. Nelson has been paid their salary since October 1, 2009.

On July 14, 2009, the Company’s Board of Directors appointed Gary McHenry to serve as the Company’s Principal Accounting Officer effective as of August 1, 2009, replacing Stephen Jarvis. Mr. Jarvis left the Company on August 1, 2009. Mr. McHenry, 59 years old, has served as the Company’s Las Vegas Subsidiary’s Controller, a position he has held since 2007. Mr. McHenry is a CPA and has over 10 years professional experience in the real estate, manufacturing and communications industries.

As of December 31, 2009, the Company had a total of 5 full-time employees.  Management considers its relations with its employees to be good.

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

Risks Related to Our Business

Our Las Vegas Property is likely to be liquidated for the benefit of the Las Vegas Subsidiary’s creditors.

Our Las Vegas Subsidiary is in default under the mortgage loan secured by the Las Vegas Property.  The Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to either the New Lock Up Agreement or the Old Lock Up Agreement.  As a result, the Company believes it is highly unlikely that the Company will receive any benefit from either a trustee’s sale or a bankruptcy filing pursuant to the New Lock Up Agreement or the Old Lock Up Agreement.  The description of the Old Lock Up Agreement, the New Lock Up Agreement, and the Standstill Agreement (pursuant to which the Old Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement) is set forth in the applicable sections of Item 1., The Company’s Current Business and its Financial Distress.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

The Company has no current cash flow and cash on hand is insufficient to fund our short-term liquidity needs.

The Company has no current cash flow and cash on hand is not sufficient to fund our short-term liquidity needs, including the payment of executive salaries of approximately $1.2 million during 2010.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to us or disadvantageous to our existing stockholders.

Even if we are able to raise additional cash or obtain financing through the public or private sale of debt and/or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, the terms of such transactions may be unduly expensive or burdensome to us or disadvantageous to our existing stockholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; the issuance of high-yield securities and bank debt with restrictive covenants and security packages; and the grant of registration rights with significant penalties for the failure to quickly register. If we are able to raise debt financing, we may be required to secure the financing with all of our future business assets, which could be sold or retained by the creditor should we default in our payment obligations.

Our independent registered public accounting firm has rendered a report expressing substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm has issued an audit report dated April 12, 2010 in connection with the audit of the consolidated financial statements of FX Real Estate and Entertainment Inc. as of and for the period ending December 31, 2009 that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to pay our obligations as they become due. If we are not able to obtain additional debt and/or equity financing, we may not be able to continue as a going concern and you could lose all of the value of our common stock.

The concentration of ownership of our capital stock with our affiliates will limit your ability to influence corporate matters.

Robert F.X. Sillerman, our Chairman and Chief Executive Officer and Paul C. Kanavos, our President, beneficially own in the aggregate approximately 44.8% of our outstanding common stock, and our executive officers and directors together beneficially own approximately 47.7% of our outstanding common stock. Our executive officers and directors therefore have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any stock splits or any merger, consolidation or sale of all or substantially all of our assets. As a result of this concentrated control, unaffiliated stockholders of our company have a limited ability to meaningfully influence corporate matters and, as a result, we may take actions that our unaffiliated stockholders do not view as beneficial. As a result, the value and/or liquidity of our common stock could be adversely affected.

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

•
Flag Luxury Properties holds a $15 million priority preferred distribution right in FX Luxury Realty which entitles it to receive an aggregate amount of $15 million (together with an accrued priority return of $0.9 million as of December 31, 2009) prior to any distributions of cash by FX Luxury Realty from the proceeds of certain predefined capital transactions. Until the preferred distribution is paid in full, we are required to use the proceeds of certain predefined capital transactions to pay the amount then owed to Flag Luxury Properties.

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

We were a party to a shared services agreement with CKX until June 23, 2009, pursuant to which employees for each company, including management level employees, provide services for the other company. In addition, certain of our employees, including Mr. Kanavos, our President, and Mitchell J. Nelson, our General Counsel, are permitted to devote a portion of their time providing services for or on behalf of Flag Luxury Properties.

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

Our performance is dependent on the continued efforts of our executive officers with whom we have employment agreements. Due to our current financial situation, there can be no guarantee that we will be able to continue to make required payments under the executive employment agreements, which amounts total $1.2 million for 2010. A failure to make a payment under an executive employment agreement when due could result in a Termination without Cause under such agreement, which could lead to the departure of the executive in question as well as the acceleration of the obligation to make significant additional payments to the executive in question. The loss of the services of any of our executive officers or other key employees could adversely affect our business.  Such payments have not been made since October 1, 2009.

We continue to need to enhance our internal controls and financial reporting systems to comply with the Sarbanes-Oxley Act of 2002.

We are subject to reporting and other obligations under the Securities and Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to assess and attest to the effectiveness of our internal control over financial reporting.  The loss of certain key accounting and finance personnel and termination of the Shared Services Agreement with CKX, coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process.  Due to the impact of these events on our internal controls over financial reporting in these areas, significant adjustments were necessary to present the financial statements in accordance with generally accepted accounting principles.  The Company currently does not have, nor does it expect to have in the future, the capacity to devise and implement a plan to remediate these material weaknesses.

As of December 31, 2009, the Company was unable to remediate these material weaknesses because of its limited financial and human resources.

Risks Related to Our Common Stock

Substantial amounts of our common stock and other equity securities could be sold in the near future, which could depress our stock price.

We cannot predict the effect, if any, that market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time.

All of the outstanding shares of common stock belonging to officers, directors and other affiliates are currently “restricted securities” under the Securities Act. Approximately 55 million shares of these restricted securities are eligible for sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market or the appearance of such sales could reduce the market price of our common stock and could negatively impact our ability to sell equity in the market to fund our business plans. In addition, we expect that we will be required to issue a large amount of additional common stock and other equity securities as part of our efforts to raise capital to fund our development plans. The issuance of these securities could negatively effect the value of our stock.

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

Our issuance of additional shares of our preferred stock, common stock, or options or warrants to purchase those shares, would dilute proportionate ownership and voting rights.

Our issuance of shares of preferred stock, common stock, or options or warrants to purchase those shares, could negatively impact the value of a stockholder’s shares of common stock as the result of preferential voting rights or veto powers, dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation provisions granted to preferred stockholders, including the grant of rights that could discourage or prevent the distribution of dividends to stockholders, or prevent the sale of our assets or a potential takeover of our company that might otherwise result in stockholders receiving a distribution or a premium over the market price for their common stock.

We are entitled, under our certificate of incorporation to issue up to 300 million common and 75 million “blank check” preferred shares. After taking into consideration our outstanding common and preferred shares as of April 9, 2010, we will be entitled to issue up to 234,596,219 additional common shares and 74,998,850 preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2009. These properties were leased or owned by the Company for use in its operations. We believe that our facilities will be suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements and projected growth.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
Las Vegas, NV	Corporate Offices	Office Operations	1,700 sq. ft.	Lease expires in 2010
Las Vegas, NV	Commercial Property	Land and Building	17.72 acres	Owned (1)
_____________

(1)
Our Las Vegas Property is under the control of a court appointed receiver and is likely to be liquidated through a trustee’s sale or a bankruptcy for the benefit of the Las Vegas Subsidiary’s creditors.

ITEM 3. LEGAL PROCEEDINGS

On February 3, 2009, the Las Vegas Subsidiary completed the previously announced settlement with Hard Carbon, LLC, an affiliate of Marriott International, Inc. for claims relating to the construction of a parking garage and reimbursement for road widening work performed by Marriott on and adjacent to the Company’s property off of Harmon Avenue in Las Vegas. The Las Vegas Subsidiary paid $4.3 million in full settlement of the claims, which amount was funded from a reserve fund that had been established in that amount and for this purpose with the lenders under the mortgage loan on the Company’s Las Vegas Property

On June 5, 2009, the first lien lenders filed in the District Court for Clark County, Nevada a complaint for declaratory relief seeking the appointment of a receiver, and a petition for the appointment of a receiver, for the Las Vegas Property as a result of the Company’s default under the $259 million first lien mortgage loan (Case No.: A-09-591831-B, Dept. No.: XIII). On June 19, 2009, the District Court of Clark County, Nevada granted the first lien lenders’ petition for the appointment of a receiver, and on June 23, 2009, the Court entered the order appointing the receiver. Under the order, Larry L. Bertsch, of Larry L. Bertsch, CPA & Associates, was appointed the receiver (the “Receiver”) of the Las Vegas Property and, subject to the loan documents, all personal, tangible and intangible, intellectual and commercial property, business, collateral, rights and obligations located thereon, including but not limited to all of the leasehold interests on the Las Vegas Property as owned and/or controlled by the Las Vegas Subsidiaries, other than the collateral proceeds held by the first lien lenders (collectively, the “Receivership Property”).

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

As the Company continues to hold legal title to the property and further given that the receivership has not legally discharged the liability for debt secured by the Las Vegas Property, the Company continues to consolidate the subsidiary that owns the property.

On November 12, 2009, the second lien lenders under the mortgage loans initiated litigation against the Company, the Las Vegas Subsidiary and others contesting the validity of the Old Lock Up Agreement.  Upon entry into the New Lock Up Agreement, the participating second lien lenders agreed to dismiss without prejudice their pending litigation against the first lien lenders, the Company, the Las Vegas Subsidiary (and its predecessor entities) and others contesting the validity of the Old Lock Up Agreement. The participating second lien lenders had agreed to grant the named parties to such pending litigation a release therefrom upon confirmation of the prepackaged chapter 11 bankruptcy case’s plan of liquidation contemplated under the New Lock Up Agreement.

We are also subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From January 10, 2008 until April 24, 2009, our common stock, par value $.01 per share (the “Common Stock”) was listed and traded on The NASDAQ Global Market (R) under the ticker symbol “FXRE.” Prior to January 10, 2008 there was no established public trading market for our Common Stock. On April 24, 2009, the Company filed a Form 25 with the Securities and Exchange Commission to voluntarily delist its common stock from The NASDAQ Stock Market, which delisting became effective on May 4, 2009. The Company’s common stock is currently quoted on the Pink Sheets under the symbol FXRE.PK.  The following table sets forth the high and low closing sales prices for our Common Stock for the quarterly periods for the years ended December 31, 2009 and 2008.

	2009
	High	Low

December 31, 2009	$0.25	$0.07
September 30, 2009	$0.25	$0.03
June 30, 2009	$0.26	$0.05
March 31, 2009	$0.78	$0.05

	2008
	High	Low

December 31, 2008	$1.03	$0.13
September 30, 2008	$2.02	$1.04
June 30, 2008	$6.07	$1.75
March 31, 2008	$7.88	$4.65

As of April 9, 2010, there were 589 holders of record of our Common Stock.

Dividend Policy

We have not paid and have no present intentions to pay cash dividends on our Common Stock. In addition, the terms of mortgage loan, as described elsewhere herein, and the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2009.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(#)	($)	(#)
Equity compensation plans approved by security holders	10,962,794	$1.57	377,206

Equity compensation plans not approved by security holders	—	—	—

For a description of our 2007 Executive Equity Incentive Plan and 2007 Long-Term Incentive Compensation Plan, see Note 13 to our audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Prior to May 10, 2007, FXRE was a company with no operations. As a result Metroflag is considered to be the predecessor company (the “Predecessor”). To assist in the understanding of the results of operations and balance sheet data of the Company, we have presented the historical results of the Predecessor. The selected consolidated financial data was derived from the audited consolidated financial statements of the Company as of and for the year ended December 31, 2009. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

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

(Amounts in thousands, except share information)
	Metroflag (Predecessor)	FX Real Estate and Entertainment, Inc
	January 1, 2007 —	May 11, 2007 —	Year Ended	Year Ended
	May 10,	December 31,	December 31,	December 31,
	2007	2007 (a)	2008	2009
Statement of Operations Data:
Revenue	$2,079	$3,070	$6,009	$18,852
Operating expenses (excluding depreciation and amortization and impairment of land) (b)	839	30,016	39,048	10,293
Depreciation and amortization	128	116	513	2,026
Impairment of land (c)	—	—	325,080	79,087
Operating income (loss)	1,112	(27,062)	(358,632)	(72,554)
Interest income (expense), net	(14,444)	(30,657)	(48,654)	(41,613)
Other income (expense)	—	(6,358)	(41,670)	(517)
Loss from retirement of debt	(3,507	—	—	—
Loss before equity in earnings (loss) of affiliate, minority interest and incidental operations	(16,839)	(64,077)	(448,956)	(114,684)
Equity in earnings (loss) of affiliate	—	(4,969)	—	—
Loss from incidental operations	(7,790)	(9,373)	(12,881)	—

Net loss	$(24,629)	$(78,419)	$(461,837)	(114,684)

Less: net loss attributable to non-controlling interest	—	680	22	—
Net loss attributable to FX Real Estate and Entertainment Inc.	(24,629)	(77,739)	(461,815)	(144,584)

Basic and diluted loss per common share		$(1.98)	$(9.67)	(2.16)
Average number of common shares outstanding		39,290,247	47,773,323	53,118,438

(a)
For the period May 11, 2007 to July 5, 2007, we accounted for our interest in Metroflag under the equity method of accounting because we did not have control with our then 50% ownership interest. Effective July 6, 2007, with our purchase of the 50% of Metroflag that we did not already own, we consolidated the results of Metroflag.

(b)
In 2005, Metroflag adopted a formal redevelopment plan covering certain of the properties which resulted in the operations relating to these properties being reclassified as incidental operations in accordance with Statement of Financial Accounting Standards No. 67, Accounting for the Costs and Initial Operations of Real Estate Projects . In the fourth quarter of 2007, the Company recorded a write-off of approximately $12.7 million for capitalized costs that were deemed to be not recoverable based on changes made to the Company’s redevelopment plans for the Las Vegas Property. The year ended December 31, 2008 also included an impairment charge of $10.7 million related to the write-off of capitalized development costs as a result of the Company’s determination in the third quarter of 2008 not to proceed with our originally proposed plan for the redevelopment plan of the Las Vegas Property.

(c)
As a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $2.1 million at December 2009 and $77  million at June 2009. The charges reduced the carrying value of the Las Vegas Property to its estimated fair value of $137.7 million which management believes to be reasonable.

	FX Real Estate and Entertainment, Inc.
	(amounts in thousands)
	As of December 31,
	2007	2008	2009
Balance Sheet Data:
Cash and cash equivalents	$2,559	$2,659	$343
Other current assets	112,550	35,548	3,001
Investment in real estate	561,653	218,800	137,700
Total assets	677,984	258,070	141,044
Current liabilities (excluding current portion of debt)	24,945	22,262	40,168
Debt	512,694	475,391	454,000
Total liabilities	537,830	497,962	494,168
Members’ equity/Stockholders’ equity	139,974	(239,892)	(353,124)

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

FX Real Estate and Entertainment Inc. was organized as a Delaware corporation in preparation for the CKX Distribution. On September 26, 2007, holders of common membership interests in FX Luxury Realty, LLC, a Delaware limited liability company, exchanged all of their common membership interests for shares of our common stock. Following this reorganization, FX Real Estate and Entertainment owns 100% of the outstanding common membership interests of FX Luxury Realty. We have held our assets and conducted our operations through FX Luxury Realty and its subsidiaries. All references to FX Real Estate and Entertainment for the periods prior to the date of the reorganization shall refer to FX Luxury Realty and its consolidated subsidiaries. For all periods as of and subsequent to the date of the reorganization, all references to FX Real Estate and Entertainment shall refer to FX Real Estate and Entertainment and its consolidated subsidiaries, including FX Luxury Realty.

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

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto for Metroflag and “Selected Historical Financial Information” included elsewhere herein. However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and such historical financial statements and information should not be relied upon by you to evaluate our business and financial condition going forward because they are not necessarily representative of our planned business going forward or indicative of our future operating and financial results. For example, as described below and in the historical financial statements, our predecessor Metroflag derived revenue primarily from commercial leasing activities on the properties comprising the Las Vegas Property. As a result of the 2008 disruption in the capital markets and the 2008 economic downturn in the United States, and Las Vegas in particular, in the third quarter of 2008, we determined not to proceed with our originally proposed plan for the redevelopment plan of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property. Since then, however, the Las Vegas Subsidiaries have defaulted on the $475 million mortgage loan on the Las Vegas Property.  As a consequence of such default, the first lien lenders have been pursuing their remedies, including taking the steps necessary as a precondition for a trustee’s sale.  The Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to either the New Lock Up Agreement or the Old Lock Up Agreement.  As a result, the Company believes it is highly unlikely that the Company will receive any benefit from either a trustees’ sale or a bankruptcy filing pursuant to either the New Lock Up Agreement or the Old Lock Up Agreement.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

The description of the Old Lock Up Agreement, the New Lock Up Agreement, and the Standstill Agreement (pursuant to which the Old Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement) is set forth in the applicable sections of Item 1., The Company’s Current Business and its Financial Distress.

FX Real Estate and Entertainment Operating Results

Our results for the year ended December 31, 2009 reflected revenue of $18.9 million and operating expenses of $91.4 million. The Company incurred corporate overhead expenses of $1.4 million for the year ended December 31, 2009. Included in corporate overhead expenses for the year ended December 31, 2009 are $0.6 million in non-cash compensation and $0.3 million in shared services charges and professional fees, including legal and accounting costs. Our operating expenses for the year ended December 31, 2009 also included an impairment  charge on land of $79.1 million (see below). The Company operated the Las Vegas Property through its Las Vegas Subsidiaries until June 23, 2009, when a receiver was appointed as a result of the first lien lenders exercising remedies under the loan default (see Item 3, Legal Proceedings for a description of the receiver’s powers pursuant to the court order appointing him).  After the Las Vegas Subsidiaries’ default on the mortgage loan on January 6, 2009 and until June 23, 2009, the property revenues were paid into a collateral account maintained under the supervision of the first lien lender and the Las Vegas Subsidiaries applied for disbursements to pay for expenses incurred in connection with property operations.  After that date, the receiver was in control of operating, leasing, and managing the property, and the Las Vegas Subsidiaries were no longer involved in such activities.  For the period in which the receiver was in control, the Company’s results are reported in reliance on the financial records maintained and provided to it by the receiver.

As a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $79.1 million. This charge reduced the carrying value of the Las Vegas Property to its estimated fair value of $137.7 million which management believes to be reasonable. The current global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of, and/or loan defaults related to, several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Though the Company believes the $137.7 million carrying value ascribed to the property is fair and reasonable based on current market conditions, the lack of recent comparable sales and the rapidly changing economic environment means that no assurance can be given that the value ascribed by the Company will prove to be accurate or even within a reasonable range of the actual sales price that would be received in the event the property is sold as a result of the loan default. A sale of the land by the Company or upon foreclosure by the lenders at or near the adjusted carrying value of $137.7 million would be insufficient to fully repay the outstanding mortgage loan and therefore would result in the Company receiving no net cash proceeds.

As of December 31, 2008, the Company owned 1,410,363 shares of common stock of Riviera Holdings Corporation (the “Riv Shares”), and 161,758 shares were held in a trust for the benefit of the Company. For the year ended December 31, 2008, the Company recorded to other expense other than temporary impairments of $41.7 million, related to the Riv Shares due to the decline in the stock price of Riviera Holdings Corporation. The Company has determined that the losses are other than temporary due to the Company’s evaluation of the underlying reasons for the decline in stock price, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and the Company’s uncertain ability to hold the Riv Shares for a reasonable amount of time sufficient for an expected recovery of fair value. Prior to the impairment recorded as of June 30, 2008, the Company did not consider the losses to be other than temporary and reported unrealized gains and losses in other comprehensive income as a separate component of stockholders’ equity. As of April 17, 2009, the Company had sold all of the RIV Shares.

For the year ended December 31, 2009, we had net interest expense of $41.6 million.

For the year ended December 31, 2009, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance. The Company did record income tax expense due to an estimated gain on a partnership transfer with negative basis from FXLR LLC to FXL, LLC, resulting in an estimated alternative minimum taxable income of $1.5 million. The alternative minimum tax would be estimated at $0.3 million at the applicable tax rate.

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

In 2007, we adopted formal redevelopment plans covering certain of the parcels comprising the Las Vegas Property which resulted in the operations related to these properties being reclassified as incidental operations in accordance with adopted accounting standards. In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and to continue the site’s current commercial leasing activities until such time as an alternative development plan, if any, is adopted. As a result, effective October 1, 2008, the Company no longer classifies these operations of Metroflag as incidental operations. Therefore, all operations beginning in the fourth quarter of 2008 are included as part of income (loss) from operations.

Given the significance of the Metroflag’s operations to our current and future results of operations and financial condition, we believe that an understanding of Metroflag’s reported results, trends and performance is enhanced by presenting its results of operations on a stand-alone basis for the years ended December 31, 2009 and 2008, also, December 31, 2008 and 2007. This stand-alone financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2007.

Results for the Year Ended December 31, 2009 and 2008

(amounts in thousands)	Year Ended December 31, 2009	Year Ended December 31, 2008	Variance
Revenue	$18,852	$6,009	$12,843
Operating expenses (excluding depreciation and amortization and impairment of land)	(10,293)	(18,509)	8,216
Impairment of land	(79,087)	(325,080)	245,993
Depreciation and amortization	(2,026)	(513)	(1,513)

Income (loss) from operations	(72,554)	(338,093)	265,539
Interest expense, net and other	(42,130)	(47,599)	5,469
Loss from early retirement of debt	—	—	—
Loss from incidental operations	—	(12,881)	12,881

Net loss	$(114,684)	$(398,573)	$283,889

Metroflag Results for the Year Ended December 31, 2008 and 2007

	Year Ended December 31, 2008	January 1, 2007 Through May 10, 2007	May 11,2007 through December 31, 2007	2007	Variance
Revenue	$6,009	$2,079	$4,012	$6,091	$(82)
Operating expenses (excluding depreciation and amortization and impairment of land)	(18,509)	(839)	(13,712)	(14,551)	(3,958)
Impairment of land	(325,080)	—	—	—	(325,080)
Depreciation and amortization	(513)	(128)	(171)	(299)	(214)

Income (loss) from operations	(338,093)	1,112	(9,871)	(8,759)	(329,334)
Interest expense, net	(47,599)	(14,444)	(37,294)	(51,738)	4,139
Loss from early retirement of debt	—	(3,507)	—	(3,507)	3,507
Loss from incidental operations	(12,881)	(7,790)	(12,371)	(20,161)	7,280

Net loss	$(398,573)	$(24,629)	$(59,536)	$(84,165)	$(314,408)

Revenue

Revenue increased $12.8 million, or 214.0% in 2009 as compared to 2008 and decreased $0.1 million, or 1.4%, in 2008 as compared to 2007 due primarily to the elimination of classifying operations to incidental operations for all of 2009 and to the classification of the operations of an additional property as incidental operations for the first nine months of 2008 and a decrease in minimum rent due to various rent concessions and a decrease in tenants, offset by Metroflag reporting all operations as part of income (loss) from operations for the fourth quarter of 2008.

Operating Expenses

Operating expenses decreased $8.2 million, or 44.4% in 2009 as compared to 2008 and  increased $4.0 million, or 27.2% in 2008 primarily due to the reversal of license fee expense of $10.0 million in 2009 and the determination not to continue the redevelopment plan which included major cost reductions including salaries and wages and due to Metroflag reporting all operations as part of income (loss) from operations for the fourth quarter of 2008 and increased payroll costs, including an allocation of corporate-funded costs of $0.5 million, offset by an impairment charge of $10.7 million related to the write-off of capitalized development costs as a result of the Company’s determination not to continue the redevelopment plan for the Las Vegas Property as originally proposed in 2008, down from a $12.7 million write-off of capitalized development costs in 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.5 million, or 295%, in 2009 as compared to 2008 and $0.2 million, or 71.6%, in 2008 as compared to 2007 due primarily to Metroflag reporting all operations as part of income (loss) from operations for all of 2009 and for the fourth quarter of 2008, offset by a decrease due to the revised longer useful lives used for buildings and improvements for the fourth quarter of 2008.

Impairment of Land

As noted above, the Company recorded an impairment charge to land of $79.1 million for the year ended December 31, 2009 and of $325.1 million for the year ended December 31, 2008. This charge reduces the carrying value of the Company’s total investment in real estate to $137.7 million. There is no tax benefit recorded associated with this charge because the Company has generated losses since its formation in 2007 and has no history of generating taxable income.

Interest Income/Expense

Interest expense, net, decreased $7.0 million, or 14.5% in 2009 as compared to 2008 and $4.1 million, or 8.0%, in 2008 as compared to 2007 due to a decrease in amortization related to deferred financing costs and lower interest rates in the 2009 and 2008 periods.

Loss from Incidental Operations

Loss from incidental operations decreased $7.3 million, or 36.1%, in 2008 as compared to 2007 primarily due to the Company reporting all operations as part of income (loss) from operations for the fourth quarter of 2008, offset in part by an additional property being classified as incidental operations for the first nine months of 2008 as compared to 2007. Loss from incidental operations was eliminated as the Company reported all operations as part of income (loss) from operations in 2009.

Liquidity and Capital Resources

Introduction  — The historical financial statements and financial information of our predecessor, the Metroflag entities, included in this annual report are not necessarily representative of our planned business going forward or indicative of our future operating and financial results.

As a result of the 2008 disruption in the capital markets and the 2008 economic downturn in the United States, and Las Vegas in particular, in the third quarter of 2008, we determined not to proceed with our originally proposed plan for the redevelopment plan of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property. Since then, however, as described below, the Las Vegas Subsidiary has defaulted on the $475 million mortgage loan on the Las Vegas Property. The Company operated the Las Vegas Property through its Las Vegas Subsidiaries until June 23, 2009, when a receiver was appointed as a result of the first lien lenders exercising remedies under the loan default (see Item 3, Legal Proceedings for a description of the receiver’s powers pursuant to the court order appointing him).  After the Las Vegas Subsidiaries’ default on the mortgage loan on January 6, 2009 and until June 23, 2009, the Property revenues were paid into a collateral account maintained under the supervision of the first lien lender and the Las Vegas Subsidiaries applied for disbursements to pay for expenses incurred in connection with property operations.  After that date, the receiver was in control of operating, leasing, and managing the property, and the Las Vegas Subsidiaries were no longer involved in such activities.  For the period in which the receiver was in control, the Company’s results are reported in reliance on the financial records maintained and provided to it by the receiver.

The Company currently has no cash flow and cash on hand is not sufficient to repay the past due amount on the mortgage loan or otherwise fund our short-term liquidity needs, including the payment of executive salaries of approximately $1.2 million during 2010. The financial crisis and global recession has and may continue to adversely affect our ability to fund our short-term liquidity needs. If we are unable to secure additional financing, we may not be able to retain our senior management or satisfy terms of existing employment agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, as a result of the Company’s Las Vegas Subsidiaries’ default on its $475 million mortgage loan, the Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to the New Lock Up Agreement or the Old Lock Up Agreement.  As a result, the Company believes it is highly unlikely that the Company will receive any benefit from either the trustee’s sale or a bankruptcy filing under the New Lock Up Agreement or the Old Lock Up Agreement.  The description of the Old Lock Up Agreement, the New Lock Up Agreement, and the Standstill Agreement (pursuant to which the Old Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement) is set forth in the applicable portions of Section 1., The Company’s Current Business and its Financial Distress.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

Our independent registered public accounting firm’s report dated April 12, 2010 to our consolidated financial statements for the year ended December 31, 2009 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to repay the past due amount under the mortgage loan and other obligations as they become due.

During 2009, we were able fund our business activities and obligations as they became due with the following sources of capital:

Private Placement of Common Stock Units and Common Stock — In September 2009, the Company entered into subscription agreements to raise $250,000 from Robert F.X. Sillerman, Paul Kanavos, and/or greater than 10% stockholders. They purchased an aggregate of 4,166,668 shares at a purchase price of $0.06 per unit (such purchase price representing the average trading price per share of the Company’s common stock as reported on the Pink Sheets over the 30 day period immediately preceding the date of the subscription agreements). Each unit consists of (x) one share of the Company’s common stock, (y) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.07 per share and (z) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.08 per share. The warrants are exercisable for a period of seven years and are identical in all respects except for their exercise prices.

On November 5, 2009, the Company entered into subscription agreements with Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President and a director, and his spouse, Dayssi Olarte de Kanavos, and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, pursuant to which such parties agreed to purchase an aggregate of 4,166,667 units at a purchase price of $0.09 per unit (such purchase price representing the average trading price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the date of the subscription agreements). Each unit consists of (x) one share of the Company’s common stock, (y) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.10 per share and (z) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.11 per share. The warrants are exercisable for a period of seven years and are identical in all respects except for their exercise prices.  The aggregate proceeds to the Company from the sale of the units pursuant to the subscription agreements were $375,000. The funding of each purchase occurred on November 6, 2009.

On December 24, 2009, the Company sold an aggregate of 3,515,625 shares of its common stock to Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President, and his spouse Dayssi Olarte de Kanavos and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, upon their exercise of a like number of Company warrants. The Company received aggregate proceeds of $250,000 from the exercise of the warrants. Mrs. Sillerman, Mr. Kanavos and his spouse and TTERB Living Trust each purchased 1,171,875 shares of common stock upon the exercise of a like number of warrants for an aggregate exercise price of $83,333.33. The exercise price of the warrants for 1,041,667 shares was $0.07 per share, while the exercise price of the warrants for the remaining 130,208 shares was $0.08 per share.

Because the foregoing private placements of the common stock units involved certain of the Company’s directors and greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors.  The Company used the proceeds from all of the private placements to fund working capital requirements and for general corporate purposes.

After December 31, 2009, the following sources of capital were used to fund the Company’s business activities and obligations as they become due.

Private Placement of Common Stocks — On January 28, 2010, the Company sold an aggregate of 1,562,499 shares of its common stock to Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President, and his spouse Dayssi Olarte de Kanavos and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, upon their exercise of a like number of Company warrants. The Company received aggregate proceeds of $125,000 from the exercise of the warrants, which were exercisable at $0.08 per share. Mrs. Sillerman, Mr. Kanavos and his spouse and TTERB Living Trust each purchased 520,833 shares of common stock upon the exercise of a like number of warrants for an aggregate exercise price of $41,666.66.

Private Placement of Preferred Stock Units – On February 11, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 99 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly created and issued Series A Convertible Preferred Stock, $0.01 par value per share (the "Series A Convertible Preferred Stock"), and (y) a warrant to purchase up to 10,989 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.273 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $99,000 from the sale of the units.

On March 5, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 180 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 10,309.278 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.291 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $180,000 from the sale of the units.

On March 11, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 600 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 10,277.49 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.2919 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $600,000 from the sale of the units.

On April 5, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 270 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 9,866.79  shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.3041 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $270,000 from the sale of the units.

For a description of the rights, qualifications, limitations and restrictions relating to the Series A Convertible Preferred Stock, see Private Placements of Preferred Stock Units in Item 1 hereof.

Because the foregoing private placements involved certain of the Company’s directors and certain greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.  The Company used the aggregate proceeds from these private placements for working capital requirements and for general corporate purposes, except that the Company has committed to use the proceeds from the March 11, 2010 private placement to fund expenses associated with evaluating a new line of business in connection with its entry into a letter of intent with a private company and its principal as described in Private Placements of Preferred Stock Units in Item 1 hereof .

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

Cash Flow for the Year Ended December 31, 2009

Operating Activities

Cash used in operating activities of $15.3 million for the year ended December 31, 2009 consisted primarily of the net loss for the period of $114.7 million, which includes the non-cash impairment of available-for-sale securities of $127 million, depreciation and amortization costs of $2.0 million, deferred financing cost amortization of $0.1 million, share-based payments of $0.6 million and the impairment charge to land of $79.1 million for the decline in value of the Las Vegas Property. There were changes in working capital levels during the period of $32.4 million for the year ended December 31, 2009.

Investing Activities

Cash provided by investing activities of $33.7 million for the year ended December 31, 2009 primarily reflects $4.1 million from the sale of marketable securities during the period and $29.6 million of restricted cash used.

Financing Activities

Cash used by financing activities of $20.7 million for the year ended December 31, 2009 reflects proceeds from private placements of stock of $0.9 million, repayment of loan of $21.0 million, and repayment of the Margin loan plus interest of $0.7 million principal amount.

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

Uses of Capital

At December 31, 2009, we had $454 million of debt outstanding and $0.3 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs. Most of our assets are encumbered by our debt obligations. In total, we generated aggregate gross proceeds of approximately $0.9 million from sales under the private placements of Common Stock Units and Common Stock, as described earlier.

Capital Expenditures

In connection with and as a condition to the Mortgage Loan, we had funded a segregated escrow account for the purpose of funding pre-development costs in connection with redevelopment of the Las Vegas Property. The balance in the pre-development escrow account at December 31, 2009, 2008 and 2007 was $0.2 million, $20.1 million and $25.9 million, respectively, which is included in restricted cash on our balance sheet. On January 30, 2009, the first lien lenders seized the amount then remaining in the escrow account and applied it to the principal amount outstanding under the loan.

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

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2009:

	Payments Due by Period
(amounts in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Debt (including interest) (a)	$489,939	$—	$—	$—	$—	$—	$489,939
Non-cancelable operating leases	500	514	520	219	219	—	1,972

Total	$490,439	$514	$520	$219	$219	$—	$491,911

(a)
Interest on the mortgage loan was included through January 6, 2009, the date the mortgage loan matured.  The Company has not included interest subsequent to January 6, 2009 at the default rate on the mortgage loan.

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

Application of Critical Accounting Policies

Marketable Securities

Marketable securities at December 31, 2008 and December 31, 2007 consist of the Riv Shares owned by FXRE. These securities are classified as available for sale in accordance with the provision of Financial Accounting Standards concerning Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value. Based on the Company’s evaluation of the underlying reasons for the decline in value associated with the Riv Shares, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company determined that the losses were other than temporary as of December 31, 2009 and 2008 and recognized impairment loss of $0.1 million and $41.7 million, respectively, that is included in other expense in the accompanying statements of operations for the years ended December 31, 2009 and 2008. Prior to June 30, 2008, the Company did not consider the losses to be other than temporary and reported unrealized gains and losses in other comprehensive income as a separate component of stockholders’ equity. As of December 31, 2009, the Company had sold all of our Riviera shares.

Financial Instruments

We have a policy and also are required by our lenders to use derivatives to partially offset the market exposure to fluctuations in interest rates. In accordance with Financial Accounting Standards concerning Accounting for Derivative Instruments and Hedging Activities , we recognize these derivatives on the balance sheet at fair value and adjust them on a quarterly basis. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not enter into derivatives for speculative or trading purposes.

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

We follow the provisions of Financial Accounting Standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets . In accordance with the accounting standards, we review our real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. We determine impairment by comparing the property’s carrying value to an estimate of fair value. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value. As a result of an impairment tests in 2009 and 2008, the Company recorded impairment charges of $79.1 million and $325.1 million, respectively. The Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to either the New Lock Up Agreement or the Old Lock Up Agreement.  As a result, the Company believes it is highly unlikely that the Company will receive any benefit from either a trustee’s sale or a bankruptcy filing pursuant to the New Lock Up Agreement or the Old Lock Up Agreement.  The description of the Old Lock Up Agreement, the New Lock Up Agreement, and the Standstill Agreement (pursuant to which the Old Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement) is set forth in the applicable sections of Item 1, The Company’s Current Business and its Financial Distress.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

Incidental Operations

We follow the provisions of Financial Accounting Standards concerning, Accounting for Costs and Initial Operations of Real Estate Projects to account for certain operations. In accordance with the accounting standards, these operations are considered “incidental,” and as such, for each entity, when the incremental revenues exceed the incremental costs, such excess is accounted for as a reduction of capitalized costs of the redevelopment project.

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

The following accounting policies require significant management judgments and estimates:

Income Taxes

We adopted the provisions of Financial Accounting Standards concerning, Accounting for Uncertainty in Income Taxes, and an interpretation of Financial Accounting Standards concerning, Accounting for Income Taxes upon formation of FXRE on June 15, 2007. We have no uncertain tax positions under the adopted accounting standards.

We account for income taxes in accordance accounting standards concerning income taxes, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

Share-Based Payments

In accordance with Financial Accounting Standards concerning Share-Based Payment , the fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. Judgment is required in determining certain of the inputs to the model, specifically the expected life of options and volatility. As a result of the Company’s short operating history, no reliable historical data is available for expected lives and forfeitures. The Company estimates the expected life of its stock option grants at the midpoint between the vesting dates and the end of the contractual term. This methodology is known as the simplified method and is used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. We estimated forfeitures based on management’s experience. The expected volatility is based on an analysis of comparable public companies operating in our industry.

Impact of Recently Issued Accounting Standards

The Company adopted the provisions of Financial Accounting Standards Fair Value Measurements. The accounting standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of the accounting standard are effective for the Company beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company has adopted the accounting standard for its marketable securities (see note 2, Formation of the Company ). The Company’s marketable securities qualify as level one financial assets in accordance with Financial Accounting Standards as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company’s interest rate cap agreement (see note 9) qualifies as a level three financial asset in accordance with accounting standards as of December 31, 2009; however, the balance as of December 31, 2009 and changes in the period ended December 31, 2009 did not have a material effect on the Company’s financial position or operations. The Company does not have any other level three financial assets or liabilities.

In February 2007, the Company adopted the provisions of Financial Accounting Standards concerning The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. The accounting standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adopted accounting standard is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008 the Company elected not to report any additional assets and liabilities at fair value.

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

In April 2008, the Financial Accounting Standards were  issued  concerning “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under prior accounting standards concerning “Goodwill and Other Intangible Assets”. The intent of the staff position is to improve the consistency between the useful life of a recognized intangible asset under existing accounting standards and the period of expected cash flows used to measure the fair value of the assets under accounting standards, and other GAAP. The staff position is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company adopted the staff position as of January 1, 2009, as required. The adoption of the staff position did not have a material impact on the Company’s consolidated financial statements.

The Company adopted accounting standards concerning Business Combinations and accounting standards concerning noncontrolling Interests in Consolidated Financial Statements , on January 1, 2009. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The adoption of accounting standards concerning business combinations will change the Company’s accounting treatment for business combinations on a prospective basis. The Company has completed its assessment of the impact of the accounting standard  on its consolidated financial statements and has concluded that the statement has not had a significant impact on the Company’s consolidated financial statements. The Company’s adoption of accounting standards concerning noncontrolling interests has no significant impact for its existing noncontrolling interest because the impact is limited to presentation and disclosure in the Company’s financial statements. The prior period has been restated to conform to the 2009 presentation as accounting standards require retrospective application of the presentation and disclosure requirements to all periods presented. A prospective change is that future changes in noncontrolling interests are accounted for as equity transactions, unless the change results in a loss of control.

The Company adopted Financial Accounting Standards concerning “Interim Disclosures about Fair Value of Financial Instruments”. The accounting standards amend previous standards concerning “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The accounting standards are effective for interim reporting periods ending after June 15, 2009. The Company adopted the staff position and bulletin as of September 30, 2009, as required. The adoption did not have a material impact on the Company’s consolidated financial statements.

The Company adopted Financial Accounting Standards concerning “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The accounting standards do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The accounting standards are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the accounting standards as of September 30, 2009, as required. The adoption of the accounting standards did not have a material impact on the Company’s consolidated financial statements.

The Company adopted Financial Accounting Standards concerning “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The accounting standard provides additional guidance for estimating fair value in accordance with accounting standards concerning “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The accounting standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. The accounting standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the accounting standard as of September 30, 2009, as required. The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial statements.

The Company adopted Financial Accounting Standards concerning “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends and clarifies prior accounting standards, “Business Combinations”, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The staff position is effective for all assets acquired or liabilities assumed arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that the adoption of the staff position will have an impact on its consolidated financial statements, if the Company acquires companies in the future.

The Company adopted Financial Accounting Standards concerning “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under the new accounting standard, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The accounting standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The new accounting standard is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the accounting standard as of September 30, 2009, as required. The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Company adopted Financial Accounting Standards concerning “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of prior FASB Statements, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The accounting standard establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The accounting standard is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. The accounting standard primarily is a codification of existing generally accepted accounting principles, the Company does not believe the standard will have an effect on the Company’s financial position or statement of operations.

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

Interest Rate Risk

The $475 million mortgage loan pays interest at variable rates ranging from 3.75% to 11.25%% at December 31, 2009. We entered into an interest rate agreement with a major financial institution which capped the maximum Eurodollar base rate payable under the loan at 5.5%. The interest rate cap agreement expired on July 23, 2008. A new rate cap agreement to protect the one-month LIBOR rate at a maximum of 3.5% was purchased in conjunction with the extension of the Mortgage Loan effective July 6, 2008. This rate cap agreement lapsed on January 6, 2009 in conjunction with the maturity of the loan.

Foreign Exchange Risk

We presently have no operations outside the United States. As a result, we do not believe that our financial results have been or will be materially impacted by changes in foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents to Financial Statements

Page

FX Real Estate and Entertainment Inc.

Reports of Independent Registered Public Accounting Firms	44-46

Consolidated Balance Sheets as of December 31, 2009 and 2008	47

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from May 11, 2007 through December 31, 2007, and Combined Statements of Operations (Predecessor) for the period from January 1, 2007 through May 10, 2007	48

Consolidated Statement of Cash Flows for the year ended December 31, 2009 and 2008 and for the period from May 11, 2007 through December 31, 2007, and Combined Statements of Cash Flows (Predecessor) for the period from January 1, 2007 through May 10, 2007	49

Consolidated Statement of Stockholders’ Equity /(Deficit) for the year ended December 31, 2009 and 2008 and for the period from May 11, 2007 to December 31, 2007 and Combined Statement of Members’ Equity (Predecessor) for the period from January 1, 2007 through May 10, 2007	51

Notes to Consolidated/Combined Financial Statements	52

FX Real Estate and Entertainment Inc.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of FX Real Estate and Entertainment Inc.:

We have audited the accompanying consolidated balance sheets of FX Real Estate and Entertainment Inc. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FX Real Estate and Entertainment Inc. at December 31, 2009, and the consolidated results of its operations and cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ LL Bradford

Las Vegas, Nevada
April 14, 2010

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

As discussed in Note 4 to the consolidated financial statements, as of January 1, 2009, the Company retrospectively adopted new accounting guidance for noncontrolling interests in consolidated financial statements.

/s/ Ernst & Young LLP

New York, New York
March 30, 2009 except for Note 4, for which the date is
April 14, 2010

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

/s/ Ernst & Young LLP

Las Vegas, Nevada
August 23, 2007

FX Real Estate and Entertainment Inc.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$343	$2,659
Restricted cash	172	29,814
Marketable securities	—	4,231
Rent and other receivables, net of allowance for doubtful accounts of $162 at December 31, 2009 and $17 at December 31, 2008	379	79
Deferred financing costs, net	—	54
Prepaid expenses and other current assets	1,450	1,325

Total current assets	2,344	38,162
Investment in real estate:
Land	133,537	212,624
Building and improvements	32,859	32,816
Furniture, fixtures and equipment	690	730
Less: accumulated depreciation	(29,385)	(27,370)

Net investment in real estate	137,700	218,800
Acquired lease intangible assets, net	1,000	1,063

Total assets	$141,044	$258,025

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$38,489	$10,321
Accrued license fees	—	10,000
Debt in default — note 5	454,000	475,000
Notes payable	—	391
Due to related parties	1,180	1,373
Other current liabilities	21	532
Unearned rent and related revenue	478	36

Total current liabilities	494,168	497,653
Related party debt	—	—
Other long-term liabilities	—	309

Total liabilities	494,168	497,962
Contingently redeemable stockholders’ equity	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share issued and outstanding at December 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 63,841,377 and 51,992,417 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	638	520
Additional paid-in-capital	300,480	299,142
Subscription receivable	(4)	—
Accumulated deficit	(654,238)	(539,554)
Non-controlling interest	—	(45)
Accumulated other comprehensive loss	—	—

Total stockholders’ equity (deficit)	(353,124)	(239,937)

Total liabilities and stockholders’ equity (deficit)	$141,044	$258,025

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.

STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

			Consolidated	Combined
			Period from	Period from
	Consolidated	Consolidated	May 11, 2007	January 1,
	Year Ended	Year Ended	Through	2007
	December 31,	December 31,	December 31,	Through
	2009	2008	2007	May 10, 2007

Revenue	$18,852	$6,009	$3,070	$2,079

Operating expenses:
License fees	(10,000)	10,000	10,000	—
Selling, general and administrative expenses	9,349	15,158	6,874	421
Depreciation and amortization expense	2,026	513	116	128
Operating and maintenance	4,768	2,592	276	265
Debt restructuring expense	4,290	—	—	—
Real estate taxes	1,886	615	194	153
Impairment of land	79,087	325,080	—	—
Impairment of capitalized development costs	—	10,683	12,672	—

Total operating expenses	91,406	364,641	30,132	967

Income (loss) from operations	(72,554)	(358,632)	(27,062)	1,112

Interest income	18	386	814	113
Interest expense	(41,631)	(49,040)	(31,471)	(14,557)
Other income (expense)	(217)	(41,670)	(6,358)	—
Loss from retirement of debt		—	—	(3,507)
Equity in earnings (losses) of affiliate	—	—	(4,969)	—
Income tax expense	(300)	—	—	—
Loss from incidental operations	—	(12,881)	(9,373)	(7,790)

Net loss	$(114,684)	(461,837)	(78,419)	(24,629)
Less: Net loss attributable to non-controlling interest	—	22	680	—

Net loss attributable to FX Real Estate and Entertainment Inc.	$(114,684)	$(461,815)	$(77,739)	$(24,629)

Basic and diluted loss per share	$(2.16)	$(9.67)	$(1.98)

Basis and diluted average number of common shares outstanding	53,118,438	47,773,323	39,290,247

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.
STATEMENTS OF CASH FLOWS
 (amounts in thousands)
			Consolidated	Combined
			Period from	Period from
	Consolidated	Consolidated	May 11, 2007	January 1,
	Year Ended	Year Ended	Through	2007
	December 31,	December 31,	December 31,	Through
	2009	2008	2007	May 10, 2007
Cash flows from operating activities:
Net loss	$(114,684)	$(461,837)	$(78,419)	$(24,629)
Adjustments to reconcile net loss to cash used by operating activities:
Reversal of licensing fee due to termination of agreement	(10,000)	—	—	—
Depreciation and amortization	2,026	16,386	10,983	8,472
Deferred financing cost amortization	54	8,328	6,760	41
Gain on sale of marketable securities	—	—	—	—
Loss on disposal of assets	91	—	—	—
Share-based payments	582	3,172	—	—
Loss on exercise of derivative	—	—	6,358	—
Impairment of available-for-sale securities	126	41,670	—	—
Impairment of land	79,088	325,080	—	—
Impairment of capitalized development costs		10,683	12,672	—
Equity in loss of an unconsolidated affiliate	—	—	4,969	36
Provision for accounts receivable allowance	145	(351)	—	—
Changes in operating assets and liabilities:
Receivables	(445)	575	120	(171)
Other current and non-current assets	(215)	(135)	(573)	(933)
Accounts payable and accrued expenses	28,518	(427)	2,985	(2,486)
Accrued license fees	—	—	10,000	—
Due to related parties	(193)	(1,650)	1,188	22
Unearned revenue	442	36	(767)	991
Other	(820)	(260)	770	27

Net cash used in operating activities	(15,285)	(58,730)	(22,954)	(18,630)

Cash flows provided by (used in) investing activities:
Restricted cash	29,642	45,394	934	11,541
Capitalized development costs		(9,024)	(1,233)	—
Development of real estate including land acquired	—	—	—	(45)
Acquisitions of real estate	(47)	(271)	—	—
Proceeds from sale of marketable securities	4,105	—	—	—
Purchase of Riviera interests	—	—	(21,842)	—
Purchase of shares in Riviera	—	—	(13,197)	—
Purchase of additional interest in Metroflag	—	—	(172,500)	—

Net cash provided by (used in) investing activities	33,700	36,099	(207,838)	11,496

Cash flows provided by (used in) financing activities:
Proceeds from private placement of units	870	7,925	—	—
Payment of mortgage loan extension costs		(14,988)	—	—
Repayment of related party debt		(7,054)	—	—
Proceeds from sale of Marquis Jet cards	95	—	—	—
Repayment of notes		(30,284)	—	—
Proceeds from rights offering and investment agreements, net		96,613	—	—
Preferred distribution to related party		(31,039)	—	—
Members’ capital contributions	—	—	100,000	—
Issuance of common stock		2,570	2,000	—
Repayment of Margin loan plus interest	(741)	—	—	—
Deferred financing costs		(1,669)	(3,738)	(10,536)
Borrowings under loan agreements and notes payable		—	142,694	306,543
Retirement/repayment of mortgage loans	(21,000)	—	—	(295,000)
Contribution from minority interest	45	657	—	—
(Repayments of) proceeds from Members’ loans	—	—	(7,605)	5,972

Net cash provided by (used in) financing activities	(20,731	22,731	233,351	6,979

Net increase/(decrease) in cash and equivalents	(2,316)	100	2,559	(155)
Cash and cash equivalents — beginning of period	2,659	2,559	—	1,643

Cash and cash equivalents — end of period	$343	$2,659	$2,559	$1,488

Supplemental cash flow disclosures:
Cash paid for interest	$9,163	$38,103	$25,663	$17,102
Cash paid for debt restructuring	4,290	—	—	—
Non-cash financing and investing activities:
Contributions of assets for membership interests	$—	$—	$103,421	—

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands, except share data)

		Common Stock		Additional	Stock			Accumulated Other
	Members’ Equity	Shares	Amount	Paid-In-Capital	Subscription Receivable	Non-Controlling Interest	Accumulated Deficit	Comprehensive Loss	Total

Balance at January 1, 2007(Predecessor)	$(24,739)	—	$—	$—	$—	$—	$—	$—	$(24,739)
Net loss	(24,629)	—	—	—	—	—	—	—	(24,629)

Balance at May 10, 2007 (Predecessor)	$(49,368)	—	$—	$—	$—	—	$—	$—	$(49,368)

Balance at May 11, 2007	$—	—	$—	$—	$—	$—	$—	$—	$—
Capital contributions	—	202	—	219,781	—	—	—	—	219,781
Reorganization of FXRE	—	39,290,045	393	—	—	—	—	—	393
Net loss	—	—	—	—	—	(680)	(77,739)	—	(78,419)
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	(2,461)	(2,461)

Balance at December 31, 2007	$—	39,290,247	$393	$219,781	$—	$(680)	$(77,739)	$(2,461)	$139,294
Rights offering	—	9,871,674	99	97,297	—	—	—		97,396
Termination of repurchase agreement	—	—	—	180	—	—	—	—	180
Private placement of units	—	2,264,289	23	7,187	—	—	—	—	7,210
Stock sale	—	500,000	5	2,565	—	—	—	—	2,570
Flag preferred distribution	—	—	—	(31,039)	—	—	—	—	(31,039)
Shares issued to independent directors	—	66,207	—	102	—	—	—	—	102
Stock option expense	—	—	—	3,069	—	—	—	—	3,069
Cash received from non-controlling interest	—	—	—	—	—	657	—	—	657
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	2,461	2,461
Net loss	—	—	—	—	—	(22)	(461,815)	—	(461,837)

Balance at December 31, 2008	$—	51,992,417	$520	$299,142	$—	$(45)	$(539,554)	$—	$(239,937)
Private placement of units		11,848,960	118	756	—	—	—	—	874
Stock subscription receivable	—	—	—	—	(4)	—	—	—	(4)
Stock option expense	—	—	—	582	—	—	—	—	582
Cash received from non-controlling interest	—	—	—	—	—	45	—	—	45
Net loss	—	—	—	—	—		(114,684)	—	(114,684)
Balance at December 31, 2009	$—	63,841,377	$638	$300,480	$(4)	$0	$(654,238)	$—	$(353,124)

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial information contained in these consolidated and combined financial statements for the years ended December 31, 2009 and 2008 and for the period May 11, 2007 to December 31, 2007 reflects the results of operations of FX Luxury Realty, LLC (“FXLR”) and its consolidated subsidiaries for the period May 11, 2007 to September 26, 2007 and FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FXLR, for the period September 27, 2007 to December 31, 2007.

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

In August 2008, FX Luxury Realty, LLC changed its name to FX Luxury, LLC, BP Parent, LLC changed its name to FX Luxury Las Vegas Parent, LLC, Metroflag BP, LLC changed its name to FX Luxury Las Vegas I, LLC and Metroflag Cable, LLC changed its name to FX Luxury Las Vegas II, LLC. The words “Metroflag” or “Metroflag entities” refer to FX Luxury Realty and its predecessors, including BP Parent, LLC, Metroflag BP, LLC, Metroflag Cable, LLC, Metroflag Polo, LLC, CAP/TOR, LLC, Metroflag SW, LLC, Metroflag HD, LLC and Metroflag Management, LLC, the predecessor entities through which our historical business was conducted prior to September 27, 2007. “Las Vegas Subsidiaries” refers to BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC, each as renamed as indicated above.  On November 5, 2009, the Las Vegas Subsidiaries were merged into FX Luxury Las Vegas I, LLC, which is referred to herein as the “Las Vegas Subsidiary”.  Prior to November 5, 2009, “Las Vegas Subsidiaries” refers to BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC, each as renamed as indicated above.  After November 5, 2009, “Las Vegas Subsidiaries” or “Las Vegas Subsidiary” refers to FX Luxury Las Vegas I, LLC, successor by merger to FX Luxury Las Vegas Parent, LLC and FX Luxury Las Vegas II, LLC.

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

2.  Organization and Background

Business of the Company

The Company’s business consists of owning and operating 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas Property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas Subsidiary has defaulted on the $475 million mortgage loan secured by the Las Vegas Property.  The Company continued commercial leasing activities until on June 23, 2009, when as a result of the default under the first mortgage loan, the first lien lenders had a receiver appointed to take control of the property and, as a consequence, the Las Vegas Subsidiary no longer manages or operates such property.  As a result of the abandonment of the previously announced redevelopment plans, the Company recorded an impairment charge related to a write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2008. As more fully described in note 7 below, as a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company had recorded an impairment charge to land of $325.1 million in 2008, which charge reduced the carrying value of the Las Vegas Property to $218.8 million.  The Company obtained a preliminary update of the appraisal as of June 30, 2009 and December 31, 2009 by the same firm and, as a result, has recorded an additional impairment charge of $79.1 million to the value of the land.

As a result of the default on the $475 million mortgage loan secured by the Las Vegas Property, the Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to either the New Lock Up Agreement or the Old Lock Up Agreement, as described in Item 1., The Company’s Current Business and its Financial Distress.  In either event, it is extremely unlikely the Company will receive any benefit as a consequence of the foregoing.  The loss of the Las Vegas Property, which is substantially the entire business of the Company, would have a material adverse effect on the Company’s business, financial condition, prospects, and ability to continue as a going concern.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

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

On December 24, 2009, the Company organized FXL, Inc., as a new wholly-owned subsidiary to own the Company’s interest in FXLR.

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

Under the terms of the special preferred stock, Huff is entitled to appoint a member to the Company’s Board of Directors so long as it continues to beneficially own at least 20% of the 6,611,998 shares of the Company’s common stock it received and/or acquired from the Company, consisting of (i) 2,802,442 shares received by Huff in the CKX Distribution, (ii) 1,150,000 shares acquired by Huff in the rights offering, and (iii) 2,659,556 shares acquired by Huff under the investment agreement described above. Huff appointed Bryan Bloom as a member of the Company’s Board of Directors effective May 13, 2008.  Mr. Bloom’s designation as director was withdrawn on April 8, 2010 and no replacement has been named.

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

Private Placement of Common Stock Units and Common Stock

In September 2009, the Company entered into subscription agreements to raise $250,000 from Robert F.X. Sillerman, Paul Kanavos, and/or greater than 10% stockholders. They purchased an aggregate of 4,166,668 shares at a purchase price of $0.06 per unit (such purchase price representing the average trading price per share of the Company’s common stock as reported on the Pink Sheets over the 30 day period immediately preceding the date of the subscription agreements). Each unit consists of (x) one share of the Company’s common stock, (y) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.07 per share and (z) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.08 per share. The warrants are exercisable for a period of seven years and are identical in all respects except for their exercise prices.

On November 5, 2009, the Company entered into subscription agreements with Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President and a director, and his spouse, Dayssi Olarte de Kanavos, and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, pursuant to which such parties agreed to purchase an aggregate of 4,166,667 units at a purchase price of $0.09 per unit (such purchase price representing the average trading price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the date of the subscription agreements). Each unit consists of (x) one share of the Company’s common stock, (y) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.10 per share and (z) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.11 per share. The warrants are exercisable for a period of seven years and are identical in all respects except for their exercise prices.  The aggregate proceeds to the Company from the sale of the units pursuant to the subscription agreements were $375,000. The funding of each purchase occurred on November 6, 2009.

On December 24, 2009, the Company sold an aggregate of 3,515,625 shares of its common stock to Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President, and his spouse Dayssi Olarte de Kanavos and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, upon their exercise of a like number of Company warrants. The Company received aggregate proceeds of $250,000 from the exercise of the warrants. Mrs. Sillerman, Mr. Kanavos and his spouse and TTERB Living Trust each purchased 1,171,875 shares of common stock upon the exercise of a like number of warrants for an aggregate exercise price of $83,333.33. The exercise price of the warrants for 1,041,667 shares was $0.07 per share, while the exercise price of the warrants for the remaining 130,208 shares was $0.08 per share.

Because the foregoing private placements of common stock units involved certain of the Company’s directors and greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors.  The Company used the proceeds from all of the private placements to fund working capital requirements and for general corporate purposes.

3.  Going Concern

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in notes 2 and 5, the Las Vegas Subsidiary is in default under the $475 million mortgage loan secured by the Las Vegas Property as a result of the failure to make repayment at the maturity date on January 6, 2009. The Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to the New Lock Up Agreement or the Old Lock Up Agreement, as described below.  In either event, it is extremely unlikely the Company will receive any benefit as a consequence of the foregoing. The loss of the Las Vegas Property, which is substantially the entire business of the Company, would have a material adverse effect on the Company's business, financial condition, prospects, and ability to continue as a going concern. If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

The Las Vegas Subsidiary has agreed to file a chapter 11 bankruptcy proceeding under either the Old Lock Up Agreement (as described in Item 1, “Old Lock Up Agreement”) or the New Lock Up Agreement (as described in Item 1, “New Lock Up Agreement”), pursuant to which the debtor would be liquidated and the Company will no longer have an interest in the Las Vegas Property, which constitutes substantially all of the Company’s business.  As of the date hereof, the New Lock Up Agreement has been terminated and the parties under the Old Lock Up Agreement are pursuing the chapter 11 prepackaged bankruptcy in accordance with its terms.  The description of the Old Lock Up Agreement, the New Lock Up Agreement, and the Standstill Agreement (pursuant to which the Old Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement) is set forth in Item 1.

We have received opinions from our auditors expressing substantial doubt as to our ability to continue as a going concern. Investors are encouraged to read the information set forth herein in order to better understand the financial condition of, and risks of investing in, the Company.

The accompanying consolidated financial statements do not include any additional adjustments that might result from the liquidation of the Las Vegas Property.

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

Marketable Securities

Marketable securities at December 31, 2008 and 2007 consist of the Riv Shares owned by FXRE. These securities are classified as available for sale in accordance with the provision of Financial Accounting standards concerning  Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value. Based on the Company’s evaluation of the underlying reasons for the decline in value associated with the Riv Shares, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company determined that the losses were other-than-temporary as of December 31, 2009 and 2008 and recognized impairment losses of $0.2 million and $41.7 million, respectively, that is included in other expense in the accompanying statements of operations for the years ended December 31, 2009 and 2008. Prior to June 30, 2008, the Company did not consider the losses to be other-than-temporary and reported unrealized gains and losses in other comprehensive income as a separate component of stockholders’ equity.

Fair Value of Financial Instruments

Prior to exercise, the Riv Option was classified as a derivative. This security was categorized as a derivative in accordance with the provisions of Financial Accounting Standards concerning  Accounting for Derivative Instruments and Hedging Activities  and accordingly was carried at fair value with the gain or loss reported as other income (expense). The fair value for the Riv Option approximated the value of the option using an option pricing model and assuming the option was extended through its maximum term. The assumptions reflected in the valuation were a risk free rate of 5% and a volatility factor of 48.5%. The change in fair value during the period prior to exercise was recorded as other expense in the accompanying consolidated statement of operations.

The Company has a policy and also is required by its lenders to use derivatives to partially offset the market exposure to fluctuations in interest rates. In accordance with accounting standards the Company recognizes these derivatives on the balance sheet at fair value and adjusts them on a quarterly basis. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not enter into derivatives for speculative or trading purposes.

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

The Company follows the provisions of Financial Accounting Standards concerning Business Combinations . The accounting standard provides guidance on allocating a portion of the purchase price of a property to intangibles. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are two categories of intangibles to be considered: (i) value of in-place leases and (ii) above and below-market value of in-place leases.

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

The Company follows the provisions of Financial Accounting Standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the accounting standards, the Company reviews their real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. The Company determines impairment by comparing the property’s carrying value to an estimate of fair value. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, the Company will write down the asset to fair value. As a result of an impairment test in 2008, the Company recorded an impairment charge of $325.1 million. The Company obtained a preliminary update of the appraisal as of June 30, 2009 and December 31, 2009 by the same firm and, as a result, has recorded an additional impairment charge of $79.1 million to the value of the land.   The Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to either the New Lock Up Agreement or the Old Lock Up Agreement.  As a result, the Company believes it is highly unlikely that the Company will receive any benefit from either a trustee’s sale or a bankruptcy filing pursuant to the New Lock Up Agreement or the Old Lock Up Agreement.  The description of the Old Lock Up Agreement, the New Lock Up Agreement, and the Standstill Agreement (pursuant to which the Old Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement) is set forth in the applicable sections of Item 1., The Company’s Current Business and its Financial Distress.

Loss Per Share/Common Shares Outstanding

Earnings (loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share . Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. The Company used its shares outstanding as of December 31, 2007 as the number of weighted average share for the period May 11, 2007 to December 31, 2007, which results in a more meaningful measure of earnings per share because the Company became a C-corporation in June 2007 and the membership interests in FXLR were contributed in September 2007. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the years ended December 31, 2009, December 31, 2008 and for the period May 11, 2007 to December 31, 2007, 10,962,794, 11,812,794 and 3,050,000 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Incidental Operations

The Company follows the provisions of Financial Accounting Standards concerning Accounting for Costs and Initial Operations of Real Estate Projects  to account for certain operations of Metroflag. In accordance with accounting standards, these operations are considered “incidental,” and as such, for each entity, when the incremental revenues exceed the incremental costs, such excess is accounted for as a reduction of capitalized costs of the redevelopment project.

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

The following table summarizes the results from the incidental operations for the year ended December 31, 2008 and for the period May 11, 2007 through December 31, 2007, and the period January 1, 2007 through May 10, 2007:

			Predecessor
	Year Ended	May 11-	January 1-
(amounts in thousands)	December 31,	December 31,	May 10,
	2008	2007	2007

Revenues	$13,474	$7,854	$5,326
Depreciation	(15,873)	(10,867)	(8,343)
Operating & other	(10,482)	(6,360)	(4,773)

Net loss	$(12,881)	$(9,373)	$(7,790)

Deferred Financing Costs

Financing costs are capitalized and amortized to interest expense over the life of the loan as an adjustment to the yield.

Share-Based Payments

In accordance with Financial Accounting Standards concerning Share-Based Payment , the fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. Judgment is required in determining certain of the inputs to the model, specifically the expected life of options and volatility. As a result of the Company’s short operating history, no reliable historical data is available for expected lives and forfeitures. The Company estimates the expected life of its stock option grants at the midpoint between the vesting dates and the end of the contractual term. This methodology is known as the simplified method and is used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. We estimated forfeitures based on management’s experience. The expected volatility is based on an analysis of comparable public companies operating in the Company’s industry.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the years ended December 31, 2008 and 2007, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  For the year ended December 31, 2009, the Company did record income tax expense due to an estimated gain on a partnership transfer with negative basis from FXLR LLC to FXL LLC resulting in an estimated alternative minimum taxable income of $1.5 million. The alternative minimum tax would be estimated at $0.3 million at the applicable tax rate.

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

Impact of Recently Issued Accounting Standards

The Company adopted Financial Accounting Standards concerning Fair Value Measurements . The accounting standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of the accounting standard are effective for the Company beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company has adopted the accounting standard for its marketable securities (see note 2, Formation of the Company ). The Company’s marketable securities qualify as level one financial assets in accordance with accounting standards as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company’s interest rate cap agreement (see note 9) qualifies as a level three financial asset in accordance with accounting standards as of December 31, 2009; however, the balance as of December 31, 2008 and changes in the period ended December 31, 2008 did not have a material effect on the Company’s financial position or operations. The Company does not have any other level three financial assets or liabilities.

The Company adopted Financial Accounting Standards concerning The Fair Value Option for Financial Assets and Financial Liabilities , providing companies with an option to report selected financial assets and liabilities at fair value. The accounting standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The accounting standard is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008 the Company elected not to report any additional assets and liabilities at fair value.

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

In March 2008, the Company adopted accounting standards concerning “Disclosures about Derivative Instruments and Hedging Activities — an amendment of prior accounting standards”, which requires enhanced disclosures about an entity’s derivative and hedging activities. Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under prior accounting standards, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The accounting standard encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted the accounting standard as of January 1, 2009, as required. The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the Company adopted a staff position concerning “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under prior accounting standards concerning “Goodwill and Other Intangible Assets”. The intent of the staff position is to improve the consistency between the useful life of a recognized intangible asset under existing accounting standards and the period of expected cash flows used to measure the fair value of the assets under accounting standards, and other GAAP. The staff position is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. The Company adopted the staff position as of January 1, 2009, as required. The adoption of the staff position did not have a material impact on the Company’s consolidated financial statements.

The Company adopted accounting standards concerning, Business Combinations and accounting standards concerning Noncontrolling Interests in Consolidated Financial Statements , on January 1, 2009. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The adoption of accounting standards concerning business combinations will change the Company’s accounting treatment for business combinations on a prospective basis. The Company has completed its assessment of the impact of the accounting standard on its consolidated financial statements and has concluded that the statement has not had a significant impact on the Company’s consolidated financial statements. The Company’s adoption of accounting standards concerning noncontrolling interests has no significant impact for its existing noncontrolling interest because the impact is limited to presentation and disclosure in the Company’s financial statements. The prior period has been restated to conform to the 2009 presentation as accounting standards require retrospective application of the presentation and disclosure requirements to all periods presented. A prospective change is that future changes in noncontrolling interests are accounted for as equity transactions, unless the change results in a loss of control.

In April 2009, the Company adopted a staff position concerning “Interim Disclosures about Fair Value of Financial Instruments”. The staff position and bulletin amend previous standards concerning “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The staff position and bulletin are effective for interim reporting periods ending after June 15, 2009. The Company adopted the staff position and bulletin as of September 30, 2009, as required. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the Company adopted staff positions concerning “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The staff positions do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The staff positions are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the staff positions as of September 30, 2009, as required. The adoption of the staff positions did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the Company adopted a staff position concerning “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The staff position provides additional guidance for estimating fair value in accordance with accounting standards concerning “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. The staff position is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the staff position as of September 30, 2009, as required. The adoption of the staff position did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the Company adopted a staff position concerning “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends and clarifies prior accounting standards, “Business Combinations”, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The staff position is effective for all assets acquired or liabilities assumed arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that the adoption of the staff position will have an impact on its consolidated financial statements, if the Company acquires companies in the future.

In May 2009, the Company adopted accounting standards concerning “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under the new accounting standard, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The accounting standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The new accounting standard is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the accounting standard as of September 30, 2009, as required. The adoption of the accounting standard did not have a material impact on the Company’s consolidated financial statements.

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

5.  Debt and Notes Payable

The Company’s debt as of December 31, 2009 includes a mortgage loan on the Las Vegas Property in the principal amount of $475 million (the “Mortgage Loan”). Prior to January 30, 2009, the Company used escrow accounts to fund future pre-development and other spending and interest on the Mortgage Loan. The balance in such escrow accounts as of December 31, 2008 was $29.8 million. On May 7, 2008, we delivered a notice to the lenders exercising our conditional right to extend the Mortgage Loan’s maturity date and effective July 6, 2008, we made an additional deposit of approximately $14.9 million into reserve accounts and extended the Mortgage Loan’s maturity date by six months to January 6, 2009. The Mortgage Loan includes certain financial and other maintenance covenants on the Las Vegas Property site including limitations on indebtedness, liens, restricted payments, loan to value ratio, asset sales and related party transactions. The Company had purchased a cap to protect the one-month LIBOR rate at a maximum of 5.5%, which expired on July 23, 2008. Effective July 23, 2008, the Company purchased another cap to protect the one-month LIBOR rate at a maximum of 3.5% in conjunction with extending the Mortgage Loan’s maturity date to January 6, 2009 (as described below).

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

Mortgage Loan Default — The Mortgage Loan contains covenants that regulate our incurrence of debt, disposition of property and capital expenditures. As of December 31, 2008, the Las Vegas Subsidiary was in default under the $475 million mortgage loan secured by the Las Vegas Property by reason of being out of compliance with the loan-to-value value ratio covenants prescribed by the governing amended and restated credit agreements. On November 25, 2008, the Las Vegas Subsidiaries obtained from their lenders a temporary waiver of noncompliance with the loan-to-value value ratio covenants set forth in the Amended and Restated Credit Agreements governing the outstanding $475 million mortgage loan. Under the terms of the waiver, the Las Vegas Subsidiaries agreed to the first lien lenders (i) assuming control over the ability of the borrowers to convert between a Base Rate Loan and a Eurodollar Rate Loan, and (ii) obtaining sole and absolute discretion over the approval or disapproval of items submitted for reimbursement from borrowers’ Predevelopment Expense Reserve Account. In addition the borrowers agreed to pay an aggregate waiver fee to the first lien lenders of $580,519 and to pay all legal fees and expenses incurred by them in connection with the waiver. Because the Borrower Subsidiaries did not regain compliance with the loan-to-value value ratio covenants prior to expiration of the temporary waiver, an event of default occurred On January 5, 2009, the second lien lenders under the loan delivered a written demand for repayment of all of the obligations owed to them under the Loan, including the second lien principal amount of $195 million. The second lien lenders’ written demand, which was delivered prior to the Loan maturity date, cited the continuing covenant default referenced above.

On January 6, 2009, following the Las Vegas Subsidiaries’ failure to repay the Loan at maturity, the first lien lenders under the Mortgage Loan delivered their demand for repayment of all of the obligations owed to them under the loan, including the first lien principal amount of $280 million. On January 30, 2009, the first lien lenders seized the cash collateral reserve accounts established under the Loan from which the Las Vegas Subsidiaries had been drawing working capital funds to meet ordinary expenses, including operating the Las Vegas Property, and applied $21 million of that amount to the outstanding principal under the first lien loan.  The Company operated the Las Vegas Property through its Las Vegas Subsidiaries until June 23, 2009, when a receiver was appointed as a result of the first lien lenders exercising remedies under the loan default (see Item 3, Legal Proceedings for a description of the receiver’s powers pursuant to the court order appointing him).  After the Las Vegas Subsidiaries’ default on the mortgage loan on January 6, 2009 and until June 23, 2009, the property revenues were paid into a collateral account maintained under the supervision of the first lien lender and the Company applied for disbursements to pay for expenses incurred in connection with property operations.  After that date, the receiver was in charge of operating, leasing, and managing the property, and the Company was no longer involved in such activities.  For the period in which the receiver was in charge, the Company’s results are reported in reliance on the financial records maintained by the receiver.

As a result of such default and prior to the receiver’s appointment, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, initiating the trustee sale procedure against the Las Vegas Property. Under Nevada law, the Las Vegas Property may be sold in a trustee sale to satisfy the first lien lenders’ obligations secured by the property provided the lenders have satisfied the Nevada procedures and further provided that the sale has not been stayed through bankruptcy or other filings or by a consensual delay by such lenders. Although the second lien portion of the mortgage loans, which portion is $195 million, is also in default, pursuant to the inter-creditor agreement among the first and second lien lenders, the second lien lenders are restricted from exercising their remedies so long as the first lien lenders continue exercising their remedies.

On July 13, 2009, the Las Vegas Subsidiary received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas Property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Such proposed sale was initially scheduled for September 9, 2009 and has since been adjourned multiple times as follows:  to October 21, 2009, November 18, 2009, December 22, 2009, February 3, 2010, March 25, 2010, and April 22, 2010, and shall remain adjourned as long as either the Old Lock Up Agreement or New Lock Up Agreement remains effective.

The Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to a lock up agreement with the first lien lenders and/or the second lien lenders under the mortgage loan, as described below.  In either event, it is extremely unlikely the Company will receive any benefit as a consequence of the foregoing.

The Las Vegas Subsidiary has agreed to file a chapter 11 bankruptcy proceeding under either the Old Lock Up Agreement for the New Lock Up Agreement, pursuant to which the debtor would be liquidated and the Company will no longer have an interest in the Las Vegas Property, which constitutes substantially all of the Company’s business.  As of the date hereof, the New Lock Up Agreement has been terminated and the parties under the Old Lock Up Agreement are pursuing the chapter 11 prepackaged bankruptcy in accordance with its terms.  The description of the Old Lock Up Agreement, the New Lock Up Agreement, and the Standstill Agreement (pursuant to which the Old Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement) is set forth in the applicable sections of Item 1., The Company’s Current Business and its Financial Distress.

At December 31, 2009, interest rates on the Mortgage Loan were at one-month LIBOR plus applicable margins of 50 basis points on the $250 million tranche; 300 basis points on the $30 million tranche; and 800 basis points on the $195 million tranche; the effective interest rates on each tranche at December 31, 2008 were 5.75%, 8.25% and 13.25%, respectively, including 2% default rate on each of the tranches which was effective since the Mortgage Loan went into default.

As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas Property to its then estimated fair value of $218.8 million. The global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Despite early signs of stabilization in the first quarter, the economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor, and as a result, management believes there are new indicators that the recoverable amount of the Las Vegas Property may not exceed its carrying value warranting further impairment of the Las Vegas Property. The Company obtained a preliminary update of the appraisal as of June 30 and December 31, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $79.1 million to the value of the land.   The Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to either the New Lock Up Agreement or the Old Lock Up Agreement.  As a result, the Company believes it is highly unlikely that the Company will receive any benefit from either a trustee’s sale or a bankruptcy filing pursuant to the New Lock Up Agreement or the Old Lock Up Agreement.  The description of the Old Lock Up Agreement, the New Lock Up Agreement, and the Standstill Agreement (pursuant to which the Old Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement) is set forth in the applicable sections of Item 1, The Company’s Current Business and its Financial Distress.

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

7.  Impairment of Land

The Company follows the provisions of Financial Accounting Standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the accounting standard, the Company reviews their real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property.

As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas Property to its then estimated fair value of $218.8 million. The global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Despite early signs of stabilization in the first quarter, the economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor, and as a result, management believes there are new indicators that the recoverable amount of the Las Vegas Property may not exceed its carrying value warranting further impairment of the Las Vegas Property. The Company obtained a preliminary update of the appraisal as of June 30 and December 31, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $79.1 million to the value of the land.   The Company believes that the Las Vegas Property will be liquidated, either through a trustee’s sale in accordance with the procedures under Nevada law or through a bankruptcy filing pursuant to either the New Lock Up Agreement or the Old Lock Up Agreement.  As a result, the Company believes it is highly unlikely that the Company will receive any benefit from either a trustee’s sale or a bankruptcy filing pursuant to the New Lock Up Agreement or the Old Lock Up Agreement.  The description of the Old Lock Up Agreement, the New Lock Up Agreement, and the Standstill Agreement (pursuant to which the Old Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement) is set forth in the applicable sections of Item 1., The Company’s Current Business and its Financial Distress.

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

9.  Acquired Lease Intangibles

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The intangible assets related to above-market leases and in-place leases have a remaining weighted average amortization period of approximately 23.0 years and 23.4 years, respectively. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues for the year ended December 31, 2009 and 2008 and for the period from May 11, 2007 through December 31, 2007 and the period from January 1, 2007 through May 10, 2007 (Predecessor) was $0.1 million, $0.2 million, $0.1 million, and $0.1 million, respectively. Acquired lease intangibles liabilities, included in the accompanying balance sheets in other current liabilities, are related to below-market leases under which the Company is the lessor. The remaining weighted-average amortization period is approximately 4.6 years.

Acquired lease intangibles consist of the following (in thousands):

	December 31, 2009	December 31, 2008	December 31, 2007

Assets
Above-market leases	$582	$582	$582
In-place leases	1,320	1,320	1,320
Accumulated amortization	(902)	(839)	(680)

Net	$1,000	$1,063	$1,222

Liabilities
Below-market leases	$111	$111	$111
Accumulated accretion	(104)	(98)	(72)

Net	$7	$13	$39

 The estimated aggregate amortization and accretion amounts from acquired lease intangibles for each of the next five years are as follows:

	Amortization	Minimum
	Expense	Rent
	(in thousands)

Years Ending December 31,
2010	$57	$5
2011	52	2
2012	50	–
2013	50	–
2014	25	–

10. Derivative Financial Instruments

Pursuant to the terms specified in the Credit Suisse Notes (as described in note 5), the Company entered into interest rate cap agreements (the “Cap Agreements”) with Credit Suisse with notional amounts totaling $475 million. The Cap Agreements are tied to the Credit Suisse Notes and converts a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lender to protect the lender against the fluctuating market interest rate. The Cap Agreements were not designated as cash flow hedges under Accountinhg Standards and as such the change in fair value is recorded as adjustments to interest expense. The Cap Agreement expired on July 23, 2008. In connection with the extension of the Mortgage Loan, the Company entered into an interest rate cap agreement with similar terms that expires on January 6, 2009. The changes in fair value of the Cap Agreements for the year ended December 31, 2009 and 2008 and for the periods from May 11, 2007 through December 31, 2007 and January 1, 2007 through May 10, 2007 (Predecessor) were decreases of approximately $0.1 million, $0.1 million, $0.4 million and $0.3 million, respectively.

11. Commitments

Total rent expense for the Company under operating leases for the years ended December 31, 2009 and 2008 and for the period from May 11, 2007 through December 31, 2007, and the period from January 1, 2007 through May 10, 2007 (Predecessor) was $0.6 million, $0.4 million, $0.1 million, and $0.1 million, respectively. The Company’s future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)

Years Ending December 31,
2010	$500
2011	514
2012	520
2013	219
2014	219
Thereafter	—

Total	$1,972

The Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments in the event of specified terminations of employment. Expected payments under employment contracts are as follows:

(in thousands)

Year Ending December 31,
2010	$0
2011	0
2012	0
2013	0
2014	0
Thereafter	—

Total	$0

12. Stockholders’ Equity

As of December 31, 2009, 2008 and 2007, there were 63,841,377, 51,992,417 and 39,290,247 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

As of December 31, 2009, 2008 and 2007, there were one, one and no shares of preferred stock issued and outstanding, respectively. The Company’s Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.

13.Share-Based Payments

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

Stock Option Grants

On January 10, 2008, 6,400,000 stock options were issued to two executive-designees under the terms of the Company’s 2007 Executive Equity Incentive Plan. The options were issued with a strike price of $20.00 per share and vest 20% on each anniversary from the date of grant. On May 19, 2008, 1,415,000 stock options were issued to executive-designees and other non-employees of the Company under the terms of the 2007 Plan and the 2007 Executive Plan. Half of the options granted on May 19, 2008 were issued with a strike price of $5.00 per share and vest 40% on the first anniversary from the date of grant; 40% on the second anniversary from the date of the grant; and 20% on the third anniversary from the date of grant. The remaining half of the options were issued with a strike price of $6.00 per share and vest 20% on the third anniversary from the date of grant; 40% on the fourth anniversary from the date of grant; and 40% on the fifth anniversary from the date of grant. The term of the options granted is 10 years. For options granted to executive-designees and other non-employees, the Company has accounted for the grants in accordance with Financial Accounting Standards concerning Share-Based Payment and Emerging Issues Task Force Issue concerning Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , which require that the options be recorded at their fair value on the measurement date and that the fair value of the options be adjusted periodically over the vesting periods until such point as the executive-designees and other non-employees become employees or the service period has been completed.

The weighted average fair value of the options granted on January 10, 2008 and May 19, 2008 to executive-designees and other non-employees was $0.00 per option at December 31, 2009. Fair value at December 31, 2009 was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	1.62%
Volatility	68.0%
Weighted average expected life remaining at December 31, 2009	5.52 years
Dividend yield	0.0%

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

As of December 31, 2009 and 2008, the Company has a total of 10,962,794 and 11,812,794 options outstanding, respectively, to employees, directors, executive-designees and other non-employees, including 3,050,000 stock options granted to employees on December 31, 2007. Compensation expense for stock option grants included in the accompanying statements of operations in selling, general and administrative expenses and loss from incidental operations is being recognized ratably over the vesting periods of the grants and was $0.6 million and $3.1 million for the years ended December 31, 2009 and 2008, respectively.

14.  Income Taxes

The provision for income taxes consists of the following:

	December 31, 2009	December 31, 2008	December 31, 2007
	(in thousands)	(in thousands)	(in thousands)

Current provision (benefit)	300
Federal	$—	$—	$—
State	—	—	—

Deferred provision (benefit)
Federal	—	—	—
State	—	—	—

	—	—	—

Total income tax expense	$300	$—	$—

Income tax expense as reported is different than income tax expense computed by applying the statutory federal rate of 35% for the tax years ended December 31, 2009 and 2008 and for the period from May 11, 2007 through December 31, 2007. The specific differences are as follows:

			Period from
			May 11, 2007
			through
	December 31, 2009	December 31, 2008	December 31, 2007
	(in thousands)	(in thousands)	(in thousands)

Expense (benefit) at statutory federal rate	$(39,818))	$(161,643)	$(27,209)
Non-consolidated subsidiaries	—	67	2,609
Income/loss taxed directly to FXLR LLC’s historical partners	—	—	10,165
Valuation allowance	39,818	161,576	14,435

Income tax expense	$—	$—	$—

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
	(in thousands)	(in thousands)	(in thousands)

Deferred income tax assets:
Land	$112,472	$90,328	$1,400
Fixed assets	27,613	22,077	(7,700)
Deferred revenue	313	121	288
Bad debt	57	6	129
Net operating loss carryforwards	52,194	39,944	13,303
Marketable securities	—	14,668	861
Other	195	1,139	—

Total deferred income tax assets, gross	192,844	168,283	8,281
Less: valuation allowance	(192,494)	(167,911)	(7,854)

Total deferred income tax assets, net	350	372	427
Deferred tax liabilities:
Acquired lease intangibles	(350)	(372)	(427)

Total deferred income tax liabilities	(350)	(372)	(427)

Total deferred income tax assets (liabilities), net	$—	$—	$—

The deferred tax assets at December 31, 2009, 2008 and 2007 were reduced by a valuation allowance of $192.5, $167.9 and $7.9 million, respectively. This valuation allowance was established since the Company has no history of earnings and anticipates incurring additional taxable losses until it completes one or more of its development projects.

The Company has $114.1 million of net operating losses which start expiring in 2027.

The Company adopted the provisions of Financial Accounting Standards concerning Accounting for Uncertainty in Income Taxes an interpretation of previous Financial Accounting Standards upon the formation of FXRE on June 15, 2007. As a result of the implementation of the accounting standards, the Company reviewed its uncertain tax positions in accordance with the recognition of the standards. As a result of this review, the Company concluded that it has no uncertain tax positions. Any potential uncertain tax positions relating to the partnerships that it acquired would accrue to the partnerships’ historic partners and not to FXRE. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2009.

The Company will recognize interest and penalties related to any uncertain tax positions through income tax expense.

There are no income tax audits currently in process with any taxing jurisdictions.

15.  Litigation

On February 3, 2009, the Las Vegas Subsidiary completed the previously announced settlement with Hard Carbon, LLC, an affiliate of Marriott International, Inc. for claims relating to the construction of a parking garage and reimbursement for road widening work performed by Marriott on and adjacent to the Company’s property off of Harmon Avenue in Las Vegas. The Las Vegas Subsidiary paid $4.3 million in full settlement of the claims, which amount was funded from a reserve fund that had been established in that amount and for this purpose with the lenders under the mortgage loan on the Company’s Las Vegas Property.

On June 5, 2009, the first lien lenders filed in the District Court for Clark County, Nevada a complaint for declaratory relief seeking the appointment of a receiver, and a petition for the appointment of a receiver, for the Las Vegas Property as a result of the Company’s default under the $259 million first lien mortgage loan (Case No.: A-09-591831-B, Dept. No.: XIII). On June 19, 2009, the District Court of Clark County, Nevada granted the first lien lenders’ petition for the appointment of a receiver, and on June 23, 2009, the Court entered the order appointing the receiver. Under the order, Larry L. Bertsch, of Larry L. Bertsch, CPA & Associates, was appointed the receiver (the “Receiver”) of the Las Vegas Property and, subject to the loan documents, all personal, tangible and intangible, intellectual and commercial property, business, collateral, rights and obligations located thereon, including but not limited to all of the leasehold interests on the Las Vegas Property as owned and/or controlled by the Las Vegas Subsidiary, other than the collateral proceeds held by the first lien lenders (collectively, the “Receivership Property”).

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

•	The Receiver is required to preserve the Receivership Property from loss, removal, material injury, destruction, substantial waste and loss of income there from; and

•	The Company’s Las Vegas Subsidiary was relieved of possession of, and any further obligation to administer, the Receivership Property.

As the Company continues to hold legal title to the property and further given that the receivership has not legally discharged the liability for debt secured by the Las Vegas Property, the Company continues to consolidate the subsidiaries that own the property.

On November 12, 2009, the second lien lenders under the mortgage loans initiated litigation against the Company, the Las Vegas Subsidiary and others contesting the validity of the Old Lock Up Agreement.  Upon entry into the New Lock Up Agreement, the participating second lien lenders agreed to dismiss without prejudice their pending litigation against the first lien lenders, the Company, the Las Vegas Subsidiary (and its predecessor entities) and others contesting the validity of the Old Lock Up Agreement. The participating second lien lenders had agreed to grant the named parties to such pending litigation a release therefrom upon confirmation of the prepackaged chapter 11 bankruptcy case’s plan of liquidation as contemplated under the New Lock Up Agreement.

We are also subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

16.  Related Party Transactions

In March 2008, the Company made a payment in the amount of $51,000 on behalf of 19X, Inc., a company that is owned and controlled, in part, by Robert F.X. Sillerman. The Company made the payment for administrative convenience, concurrent with its own payment for travel expenses incurred in connection with a trip taken for a shared business opportunity. As of April 9, 2010, the full amount of the payment remains outstanding. The Company intends to continue to pursue payment of the full amount.

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

The agreement was terminated on June 30, 2009.  For the period ended June 30, 2009, CKX incurred and billed FXRE $0.05 million.  For the year ended December 31, 2008, CKX incurred and billed FXRE $1.6 million for professional services, consisting primarily of accounting and legal services. For the period May 11, 2007 through December 31, 2007, CKX billed FXRE $1.0 million for professional services, consisting primarily of accounting and legal services.  In each case, the services provided were approved by the audit committee and the related fees were paid.

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the year ended December 31, 2009, Flag incurred and billed FXRE $0.1 million. The services provided for the year ended December 31, 2009 were approved by the audit committee and the related fees were paid subsequent to December 31, 2009. Flag billed FXRE $0.9 million for the period May 11, 2007 through December 31, 2007, and $0.3 million and $0.2 million for the years ended December 31, 2008 and 2009, respectively,  for professional services, consisting primarily of accounting and legal services incurred, provided by Flag on behalf of FXRE.

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

Preferred Priority Distribution

In connection with CKX’s $100 million investment in FXLR on June 1, 2007, Flag retained a $45 million preferred priority distribution right in FXLR, which amount was payable upon the consummation of certain predefined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements described in note 2. From and after November 1, 2007, Flag is entitled to receive an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Mr. Sillerman, Mr. Kanavos and Brett Torino, the then Chairman of the Company’s Las Vegas Division, are entitled to receive their pro rata participation of the $45 million preferred priority distribution right held by Flag, when paid by FXLR, based on their ownership interest in Flag.

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

As of December 31, 2009, $15 million of the preferred priority distribution right in FXLR remains to be paid to Flag, plus, as of December 31, 2009, the accrued priority return was $0.9 million. In connection with the private placement of units by the Company in July 2008 as described in note 2, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement.

On December 24, 2009, the Company’s interest in FXLR was transferred to its wholly-owned subsidiary, FXL, Inc., and Flag’s interest was transferred to FXL Priority. Inc.

For a description of the Company’s private placements of common stock units with certain of the Company’s directors and greater than 10% stockholders and their affiliates, reference is made to Note 2 above.

17. Quarterly Financial Information (unaudited)

In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

For The Year Ended December 31, 2009

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
Amounts in thousands, except for share information	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Total

Revenue	$4,615	$4,767	$4,553	$4,917	$18,852
Operating expenses (excluding depreciation and amortization and impairment of land)	(3,510)	5,112	3,975	4,716	10,293
Depreciation and amortization	507	505	506	508	2,026
Impairment of land	—	76,970	—	2,117	79,087
Operating Income/(loss)	7,618	(77,820)	72	(2,424)	(72,554)
Interest income (expense), net	(10,362)	(10,342)	(10,454)	(10,455)	(41,613)
Other expense	(138)	(79)	—	(300)	(517)
Minority interest	—	—	—	—	—
Loss from incidental operations	—	—	—	—	—
Net loss	(2,882)	(88,241)	(10,382)	(13,181)	(114,684)
Basic and diluted loss per common share	$(0.06)	$(1.70)	$(0.20)	$(0.24)	$(2.16)
Average number of common shares outstanding(a)	51,992,417	51,992,417	52,312,930	53,118,438	53,118,438

For The Year Ended December 31, 2008
	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	Total
Amounts in thousands, except for share information

Revenue	$485	$486	$482	$4,556	$6,009
Operating expenses (excluding depreciation and amortization and impairment of land)	7,240	5,830	16,791	9,187	39,048
Depreciation and amortization	6	7	7	493	513
Impairment of land	—	—	—	325,080	325,080
Operating loss	(6,761)	(5,351)	(16,316)	(330,204)	(358,632)
Interest income (expense), net	(14,221)	(12,056)	(9,581)	(12,796)	(48,654)
Other expense	—	(31,585)	(3,950)	(6,135)	(41,670)
Loss from incidental operations	(4,053)	(4,968)	(3,860)	—	(12,881)
Net loss	(25,035)	(53,960)	(33,707)	(349,135)	(461,937)
Less: net loss attributable to non-controlling interest	2	10	—	10	22
Net loss attributable to FX Real Estate and Entertainment Inc.	(25,033)	(53,950)	(33,707)	(349,125)	(461,815)
Basic and diluted loss per common share	$(0.62)	$(1.14)	$(0.65)	$(6.72)	$(9.67)
Average number of common shares outstanding(a)	40,323,586	47,186,090	51,503,841	51,991,735	47,773,323

For The Period From May 11, 2007 (inception) through December 31, 2007
	May 11, 2007 through June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Total
Amounts in thousands, except for share information

Revenue	$—	$1,346	$1,724	$3,070
Operating expenses (excluding depreciation and amortization)	1,838	7,824	20,354	30,016
Depreciation and amortization	—	86	30	116
Operating loss	(1,838)	(6,564)	(18,660)	(27,062)
Interest income (expense), net	189	(15,520)	(15,326)	(30,657)
Other expense	(377)	(5,981)	—	(6,358)
Equity in earnings (loss) of affiliate	(4,455)	(514)	—	(4,969)
Loss from incidental operations	—	(5,113)	(4,260)	(9,373)
Net loss	(6,481)	(33,692)	(38,246)	(78,419)
Less: net loss attributable to non-controlling interest	244	335	101	680
Net loss attributable to FX Real Estate and Entertainment Inc.	(6,237)	(33,357)	(38,145)	(77,739)
Basic and diluted loss per common share	$(0.16)	$(0.85)	$(0.97)	$(1.98)
Average number of common shares outstanding(a)	39,290,247	39,290,247	39,290,247	39,290,247

(a)
Average number of common shares outstanding for the interim periods reflects the actual shares outstanding at December 31, 2007 and reflects the reclassification of the Company’s common stock on November 29, 2007.

18.  Subsequent Events (unaudited)

Private Placement of Common Stock

On January 28, 2010, the Company sold an aggregate of 1,562,499 shares of its common stock to Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President, and his spouse Dayssi Olarte de Kanavos and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, upon their exercise of a like number of Company warrants. The Company received aggregate proceeds of $125,000 from the exercise of the warrants, which were exercisable at $0.08 per share. Mrs. Sillerman, Mr. Kanavos and his spouse and TTERB Living Trust each purchased 520,833 shares of common stock upon the exercise of a like number of warrants for an aggregate exercise price of $41,666.66.

Private Placements of Preferred Stock Units

On February 11, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 99 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly created and issued Series A Convertible Preferred Stock, $0.01 par value per share (the "Series A Convertible Preferred Stock"), and (y) a warrant to purchase up to 10,989 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.273 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $99,000 from the sale of the units.

On March 5, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 180 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 10,309.278 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.291 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $180,000 from the sale of the units.

On March 11, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 600 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 10,277.49 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.2919 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $600,000 from the sale of the units.

On April 5, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 270 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 9,866.79  shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.3041 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $270,000 from the sale of the units.

For a description of the rights, qualifications, limitations and restrictions relating to the Series A Convertible Preferred Stock, see Private Placements of Preferred Stock Units in Item 1 hereof.

Because the foregoing private placements involved certain of the Company’s directors and certain greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.  The Company used the aggregate proceeds from these private placements for working capital requirements and for general corporate purposes, except that the Company has committed to use the proceeds from the March 11, 2010 private placement to fund expenses associated with evaluating a new line of business in connection with its entry into a letter of intent with a private company and its principal as described in Private Placements of Preferred Stock Units in Item 1 hereof .

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 2, 2009, the Company’s Audit Committee dismissed Ernst & Young LLP ("E&Y") as the Company’s independent registered public accounting firm. On the same date, the Audit Committee engaged L.L. Bradford & Company, LLC ("Bradford") as the Company’s new independent registered public accounting firm for the year ending December 31, 2009.

E&Y’s reports on the Company’s consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows and related financial statement schedule of the Company for the year ended December 31, 2008 and for the period from May 11, 2007 to December 31, 2007 (collectively, the "Consolidated Financial Statements") did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that E&Y’s reports on the Consolidated Financial Statements did contain a modification paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s past two fiscal years and the interim period through November 2, 2009 (the date of dismissal), (i) the Company had no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that E&Y advised the Company of the existence of material weaknesses in the Company’s internal control over financial reporting as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in its Quarterly Reports on Form 10-Q for the first three quarterly periods of the year ended December 31, 2008, which material weaknesses were remediated as of December 31, 2008, and E&Y advised the Company of the existence of new material weaknesses in the Company’s internal control over financial reporting as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which new material weaknesses are still present. For further discussion of the material weaknesses identified, refer to Item 9A(T) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Item 4T of the Company’s Quarterly Reports on Form 10-Q for the first three quarterly periods of the year ended December 31, 2008 and Item 4T of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. The Audit Committee has authorized E&Y to respond fully to the inquiries of Bradford concerning the subject matter of these material weaknesses.

The Company provided E&Y with a copy of the disclosures with respect to E&Y set forth herein in response to Item 304(a) of Regulation S-K prior to filing its related Current Report on Form 8-K dated November 2, 2009, as filed with the Securities and Exchange Commission on November 6, 2009, and requested that E&Y furnish it with a letter addressed to the Commission stating whether it agreed with such disclosures and, if not, stating the respects in which it did not agree. E&Y’s letter, dated November 5, 2009, is filed as Exhibit 16.1 to such Current Report on Form 8-K.

During the Company’s past two fiscal years and the interim period through November 2, 2009, the Company has not consulted with Bradford regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that Bradford concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2009.  Based on this evaluation, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

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

3. Based on management’s evaluation under this framework, the Company determined that there are material weaknesses in its internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

The recent loss of certain key accounting and finance personnel and termination of the Shared Services Agreement with CKX coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process. Due to the impact of these events on our internal control over financial reporting in these areas, significant adjustments were necessary to present the financial statements in accordance with generally accepted accounting principles. As a result, we have determined there to be material weaknesses in internal controls over financial reporting. The Company currently does not have, nor does it expect to have in the future, the capacity to devise and implement a plan to remediate these material weaknesses.

As of December 31, 2009, the Company was unable to remediate these material weaknesses because of its limited financial and human resources.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of FX Real Estate and Entertainment Inc.

The following table lists the names, ages and positions of our directors and executive officers as of April 9, 2010:

Name	Age	Position

Robert F.X. Sillerman	62	Chairman and Chief Executive Officer
Paul C. Kanavos	51	Director, President
Gary McHenry	59	Principal Accounting Officer
Mitchell Nelson	62	Executive Vice President, General Counsel, Secretary
Harvey Silverman	67	Director
Michael J. Meyer	44	Director
John D. Miller	66	Director
Robert Sudack	69	Director

Robert F.X. Sillerman has served as Chairman of the board of directors and Chief Executive Officer since January 10, 2008. Mr. Sillerman has served as the Chief Executive Officer and Chairman of CKX since February 2005. Prior to that, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm, from August 2000 through February 2005. Mr. Sillerman is a director, executive officer and controlling stockholder of Atlas Real Estate Funds, Inc., a greater than 5% stockholder of our company (“Atlas”). Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through the present. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc. from its formation in December 1997 through its sale to Clear Channel Communications in August 2000.  The Board of Directors selected Mr. Sillerman to serve as a director because it believes he possesses significant entertainment and financial expertise, which will benefit the Company.

Paul C. Kanavos was elected a Director and appointed President on August 20, 2007. Mr. Kanavos is the Founder, Chairman and Chief Executive Officer of Flag Luxury Properties, LLC. Prior to founding Flag Luxury Properties, he worked for over 20 years at the head of Flag Management. Most recently he has developed Ritz-Carltons in South Beach, Coconut Grove and Jupiter and was involved in developing Temenos Anguilla. Mr. Kanavos is a director, executive officer and controlling stockholder of Atlas. Mr. Kanavos’ early career experience includes a position at Chase Manhattan Bank, where he negotiated, structured and closed over $1 billion in loans.  The Board of Directors selected Mr. Kanavos to serve as a director because it believes his real estate development expertise will benefit the Company.

Gary A. McHenry has served as Principal Accounting Officer since July 2009. Mr. McHenry served as the Company’s Las Vegas Subsidiary’s (and its predecessors’) Controller since 2007. Mr. McHenry is a CPA and has over 10 years’ financial experience in the real estate, manufacturing and communications industries.

Mitchell J. Nelson has served as Executive Vice President, General Counsel and Secretary since December 31, 2007. Mr. Nelson has served as Senior Vice President of Corporate Affairs for Flag Luxury Properties, LLC since February, 2003. He is a minority stockholder of Atlas, and served as its President until December 2008. He has served as counsel to various law firms since 1994. Prior to that, he was a senior real estate partner at the law firm of Wien, Malkin & Bettex, with supervisory responsibility for various commercial properties. Mr. Nelson was a director of The Merchants Bank of New York and its holding company until its merger with, and remains on the Advisory Board of, Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City.

Harvey Silverman was elected a director of the Company in October 2007. Mr. Silverman was a principal of Spear, Leeds & Kellogg, a major specialist firm on the New York Stock Exchange, for 39 years until its acquisition by Goldman Sachs & Co. in October of 2000. Since then, Mr. Silverman has been a private investor.  Mr. Silverman was selected to serve as a director because the Board of Directors believes his experience in capital markets will benefit the Company.

Michael J. Meyer was elected a director of the Company in May 2008. Mr. Meyer is the founding partner of 17 Broad LLC, a diversified investment vehicle and securities consulting firm. Prior to founding 17 Broad, from 2002 to 2007, Mr. Meyer served as Managing Director and Head of Credit Sales and Trading for Bank of America. Prior to that, Mr. Meyer spent four years as the Head of High Grade Credit Sales and Trading for UBS.  The Board of Directors selected Mr. Meyer to serve as a director because the Board of Directors believes his experience in financial planning and debt issues will benefit the Company.

John D. Miller has served as a Director since January 9, 2009. Mr. Miller is the Chief Investment Officer of W.P. Carey & Co. LLC, a net lease real estate company. Mr. Miller is also a founder and Non-Managing Member of StarVest Partners, L.P., a $150 million venture capital investment fund formed in 1998. Mr. Miller is a minority stockholder of Atlas. From 1995 to 1998, Mr. Miller was President of Rothschild Ventures Inc., the private investments unit of Rothschild North America, a subsidiary of the worldwide Rothschild Group. He was also President and CEO of Equitable Capital Management Corporation, an investment advisory subsidiary of The Equitable where he worked for 24 years beginning in 1969. From February 2005 through January 2009, when he resigned, Mr. Miller served as a director of CKX, Inc.  Mr. Miller was selected by the Board of Directors because it believes his experience as Chief Investment Officer of a major real estate company brings depth and sophistication to the Board, as does his venture capital industry experience, both of which will benefit the Company.

Robert Sudack has served as a Director since January 9, 2009. Mr. Sudack is the President and owner of Posterloid Corporation, the world’s leading menu board manufacturing company with over $20 million of sales per year, headquartered in Long Island City. Mr. Sudack has also been a private investor in and advisor to various companies for many years.  Mr. Sudack was selected to the Board of Directors because it believes his operational experience as principal of a successful manufacturing company will benefit the Company.

Non-Voting Designated Preferred Stock Director

Under the terms of the Non-Voting Designated Preferred Stock, the holder of the Non-Voting Designated Preferred Stock is entitled to appoint a member our Board so long as it continues to beneficially own at least 20% of the 6,611,998 shares of our common stock that it acquired through (1) the distribution of our common stock by CKX, Inc. to its stockholders, (2) the exercise of rights in our rights offering completed in 2008, and (3) the purchase of shares that were not subscribed for in the rights offering pursuant to its investment agreement with us. Under the terms of the Non-Voting Designated Preferred Stock as specified in the Certificate of Designation, on May 14, 2008, the holder of the Non-Voting Designated Preferred Stock selected Bryan Bloom as its designee to serve on the Company’s Board. At the written request of the holder of the Non-Voting Designated Preferred Stock, its director designee shall be appointed by the Board to serve on each committee of the Board to the extent permissible under the applicable rules and regulations of the Securities and Exchange Commission or The NASDAQ Global Market, or applicable law. In accordance with the terms of the Non-Voting Designated Preferred Stock, Mr. Bloom (or any successor designated by the holder) has the right, subject to any restrictions of The NASDAQ Global Market or the Securities and Exchange Commission, or applicable law, to be a member of, and the chairman of, any committee of the Board formed for the purpose of reviewing any “related party transaction” that is required to be disclosed pursuant to Section 404 of the Sarbanes Oxley Act of 2002 or any successor rule or regulation or any transaction, contract, agreement, understanding, loan, advance or guarantee with, or for the benefit of, any of the Company’s directors, officers or affiliates, including any such committee that may be formed pursuant to the applicable rules and regulations of the Securities and Exchange Commission or The NASDAQ Global Market. However, if Mr. Bloom (or any successor designated by the holder) would not be deemed independent or disinterested with respect to a related party transaction and therefore would not satisfy The NASDAQ Global Market or other applicable requirements for serving on the special committee formed with respect thereto, Mr. Bloom (or any successor designated by the holder) will not serve on the relevant special committee but will have the right to attend meetings of such special committee as an observer, subject to any restrictions of The NASDAQ Global Market or applicable law. Furthermore, in the event that the attendance at any meetings of any such special committee would raise confidentiality issues as between the parties to the transaction that, in the reasonable opinion of counsel to the relevant special committee, cannot be resolved by a confidentiality agreement, Mr. Bloom (or any successor designated by the holder) shall be required to recuse himself from such meetings.  Mr. Bloom’s designation as director was withdrawn on April 8, 2010, and no replacement has been named.

Voting Class A Preferred Stock Director

From the date on which at least 1,000 shares of Series A Convertible Preferred Stock are outstanding (the "Director Commencement Date"), the Company’s board of directors is required (at the request of the holders of a majority of the Series A Convertible Preferred Stock) to increase its size by one member and cause such resulting vacancy to be filled by a director designated by the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock (the "Class A Director"). From the Director Commencement Date until the date on which less than 50% of the shares of Series A Convertible Preferred Stock outstanding on the Director Commencement Date are outstanding, a majority of the holders of the Series A Convertible Preferred Stock, voting as a separate class, have the right to elect one (1) Class A Director to the Company’s board of directors at each meeting of stockholders or each consent of the Company’s stockholders for the election of directors, and to remove from office such Class A Director and to fill the vacancy caused by the resignation, death or removal of such Class A Director. Each share of Series A Convertible Preferred Stock is entitled to one vote and any election or removal of the Class A Director shall be subject to the affirmative vote of the holders of a majority of the outstanding shares of Series A Convertible Preferred Stock.  The holders of the Class A Convertible Preferred Shares also vote on an as-converted basis into common stock with the holders of the Common Stock as a single class for the election of directors.

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

To our knowledge, based solely on information furnished to us and contained in Section 16 reports filed with the Securities and Exchange Commission, as well as any written representations that no other reports were required, we believe that during 2009, all required Section 16 reports of our directors and executive officers and persons who own more than 10% of our outstanding common stock were timely filed, except Mr. McHenry, our principal accounting officer, who filed his initial Form 3 after the required filing date.

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

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s board of directors must meet the criteria for independence required by The NASDAQ Stock Market ® (even though the Company’s stock is no longer traded on such market) and that the Company shall at all times have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the board of directors shall have full and free access to officers and employees of the Company and require the board of directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines and the charters for these committees can be found on the Company’s website at ir.fxree.com.

Board Committees

The following chart sets forth the membership of each board committee as of April 9, 2009.

Committee	Members

Audit Committee	Michael Meyer (Chairman) John D. Miller Harvey Silverman
Compensation Committee	Michael Meyer Harvey Silverman
Nominating and Corporate Governance Committee	Harvey Silverman (Chairman) Michael Meyer

Audit Committee

The Audit Committee is comprised of Messrs. Meyer, Miller, and Silverman. Mr. Meyer is the Chairman of the Audit Committee. The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

All members of the Audit Committee are independent within the meaning of the rules and regulations of the SEC, and our Corporate Governance Guidelines. In addition, Mr. Meyer is qualified as an audit committee financial expert under the regulations of the SEC and has the accounting and related financial management expertise required thereby.

 ITEM 11.  EXECUTIVE COMPENSATION

2009 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2009 and December 31, 2008 by our Chief Executive Officer and the two other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2009. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($) (1)		All Other Compensation		Total
Robert F.X. Sillerman	2009	---	(3)	----			---	$	---	$	---
Chairman and Chief Executive Officer	2008	---	(3)	---			---		---		---

Paul Kanavos	2009	$452,207		$150,000	(4)	$	---		$9,800		$612,007
President	2008	600,000		---			410,700		12,559		1,023,259

Mitchell Nelson	2009	$393,750		$131,250	(4)	$	---		$33,043		$558,043
General Counsel	2008	525,000		---			328,560		26,084		879,644

(1)
The amounts in this column for the fiscal year 2008 represent the aggregate grant date fair value of stock options computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 "Compensation-Stock Compensation" (“FASB ASC Topic 718”).  The value ultimately realized by the named executive officers upon the actual exercise of the stock options may or may not be equal to the FASB ASC Topic 718 computed value.  The discussion of the assumptions used for purposes of the valuation of the stock options appears in Note 13 (Share-Based Payments) of our consolidated financial statements for the fiscal year ended December 31, 2009 included elsewhere herein.  There were no stock option awards in fiscal year 2009.

(2)	Includes 401K matching and health benefits to the extent the named executive received such benefits during 2009 and 2008.
(3)
Mr. Sillerman does not receive a base salary under the terms of his employment agreement. Mr. Sillerman provided his services pursuant to and in accordance with the Shared Services Agreement by and between the Company and CKX, Inc. until the termination of the Shared Services Agreement on June 30, 2009.  The Company reimbursed CKX Inc. for a pro rata portion of Mr. Sillerman’s salary based on the amount of Mr. Sillerman’s business time spent on Company matters.  After June 30, 2009, Mr. Sillerman’s services were provided without reimbursement.  For the years ended December 31, 2009 and 2008, the Company reimbursed CKX in the amount of $45,618 and $260,189, respectively, for services provided by Mr. Sillerman.

(4)
Mr. Kanavos and Mr. Nelson received retention bonuses in connection with the modification of their employment agreements in June 2009.  Mr. Kanavos received payment of $150,000 and Mr. Nelson received $131,250.  The modification of Mr. Kanavos’ employment agreement provided for an additional retention bonus of $95,000, which has not been paid as of April 9, 2010.

(5)
Under the terms of his employment agreement with the Company, Mr. Nelson is permitted to devote up to one-third of his business time to providing services for or on behalf of Mr. Sillerman, or Flag Luxury Properties, LLC (“Flag”), provided that Mr. Sillerman and/or Flag, as the case may be, will reimburse the Company for the fair market value of the services provided for him or it by Mr. Nelson. For the years ended December 31, 2009 and 2008, Flag reimbursed the Company for $42,608 and $100,000, respectively, of Mr. Nelson’s base salary as result of services provided for it by Mr. Nelson.

Outstanding Equity Awards at December 31, 2009

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options ($)	Option Exercise Price ($)	Option Expiration
Robert F.X. Sillerman	2,400,000	(1)	3,600,000	—	20.00	1/10/18
	100,000	(2)	150,000		5.00	5/19/18
	—	(2)	250,000		6.00	5/19/18
Paul Kanavos	300,000	(3)	450,000	—	20.00	12/31/17
	40,000	(2)	60,000		5.00	5/19/18
	—	(2)	100,000		6.00	5/19/18
Mitchell Nelson	160,000	(4)	240,000	—	20.00	12/31/17
	40,000	(2)	60,000		5.00	5/19/18
	—	(2)	100,000		6.00	5/19/18

(1)	On January 10, 2008, Mr. Sillerman received a grant of options to acquire 6,000,000 shares of common stock. The options vest ratably over a five year period.
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

Potential Payments upon Termination without Cause or Change-in-Control

The following disclosure is for our named executive officers, Messrs. Sillerman, Kanavos and Nelson.

Upon a (i) termination by our Company without “cause,” (ii) a “constructive termination without cause,” or (iii) a “change in control,” the employment agreement for Mr. Sillerman provides for the following benefits: (a) a payment in the amount of $3,000,000, (b) continued eligibility to participate in any benefit plans of our Company for the lesser of (x) three years, and (y) the remaining portion of the employment term following termination, plus (iii) (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. However, in the event that any amount payable to Mr. Sillerman upon a “change of control” would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Mr. Sillerman shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. If a change of control were to occur as of December 31, 2009, Mr. Sillerman would receive no payment.

Name	Salary	Bonus	Health/Insurance Benefits	Total
Robert F.X. Sillerman	$0	$3,000,000	$70,524	$3,070,524
Paul Kanavos	$150,000	$0	$70,524	220,524
Mitchell Nelson	$131,250	$0	$70,348	201,598

Potential Payments upon Death or Disability

The following disclosure is for our continuing named executive officers, Messrs. Sillerman, Kanavos and Nelson.

The employment agreements of each of Messrs. Kanavos and Nelson provide for the following benefits in the event of their death: (a) all earned but unpaid Base Salary at the time of the Executive’s death; the full costs relating to the continuation of any group health, medical, dental and life insurance program or plan provided through the Employer for a period of ninety (90) days after the termination of Employment; and all reimbursable business expenses incurred by the Executive through time of his death.  The approximate amount that would be due to the estates of Messrs. Kanavos and Nelson in the event of their death as of December 31, 2009 would be $220,524 and $201,598, respectively.

The employment agreement for Mr. Sillerman provides for the following benefits in the event of his death: (a) a payment in the amount of $3,000,000 plus (b) the full costs of the continuation of any group health, dental and life insurance program through which coverage was provided to any dependent of the executive officer prior to his death, for three years following the executive officer’s death and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. The approximate amount that would be due to the estate of Mr. Sillerman in the event of his death as of December 31, 2009 would be $3,070,524.

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

For 2009, non-employee directors received an annual fee of $80,000 plus $1,000 for attendance at each meeting of our board of directors and $750 for attending each meeting of a committee of which he is a member. The chairperson of the Audit Committee received an additional annual fee of $20,000 and each of the other members of the Audit Committee received an additional fee of $10,000 for serving on the Audit Committee.  The chairpersons of each other committee received an additional annual fee of $10,000 and each of the other members of such committees received an additional annual fee of $5,000. All fees described above are payable half in cash and half in equity awards or options under the Company’s 2007 Long-Term Incentive Compensation Plan, though each non-employee director will have the option to elect, on an annual basis, to receive 100% of his compensation in equity awards or stock options.

The Company pays non-employee directors on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate or options therefor on the date granted.  During 2009, fees earned for the first quarter were paid in cash and fees earned for the remainder of the year were satisfied through stock options.

The total compensation received by our non-employee directors during fiscal year 2009 is shown in the following table (1):
	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)(2)	($)(3)	($)

David Ledy (4)	$31,500	$31,500	$63,000
Michael Meyer	$27,750	$80,750	$108,500
John Miller	$22,000	$72,500	$94,500
Harvey Silverman	$25,750	$82,000	$107,750
Robert Sudack	$22,000	$66,000	$88,000

(1)	Represents compensation paid with respect to the year ended December 31, 2009.
(2)	Directors are paid half in cash and half in equity, unless they elect to receive a greater percentage of their compensation in equity.
(3)
The amounts shown represent the aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718.  The value ultimately realized by the director upon the actual exercise of the stock options may or may not be equal to the FASB ASC Topic 718 computed value.  The discussion of the assumptions used for purposes of the valuation of the stock options appears in Note 13 (Share-Based Payments) of our consolidated financial statements for the fiscal year ended December 31, 2009 included elsewhere herein.

(4)	Mr. Ledy resigned from the Board in August 2009.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during the past fiscal year an officer or employee of us, was formerly an officer of us or any of our subsidiaries or has an immediate family member that was an officer or employee of us or had any relationship requiring disclosure under Item 13. Certain Relationships, Related Transactions, and Director Independence. ”

During the last fiscal year, none of our executive officers served as:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans:  our 2007 Executive Equity Incentive Plan and our 2007 Long-Term Incentive Compensation Plan.  For a description of our 2007 Executive Equity Incentive Plan and 2007 Long-Term Incentive Compensation Plan, see Note 13 to our audited Consolidated Financial Statements.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(#)	($)	(#)

Equity compensation plans approved by security holders	10,962,794	$1.57	377,206

Equity compensation plans not approved by security holders	-	-	-

 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 9, 2010 by:

•	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock,
•	each of our named executive officers;
•	each of our directors; and
•	all of our directors and executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to common stock purchase warrants or stock options held by that person that are exercisable as of April 9, 2010 or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

 As of April 9, 2010, there were 65,403,876 shares of the registrant’s common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock

Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)	33,562,871	44.69%
Paul C. Kanavos (4)	24,425,634	33.00%
Brett Torino (3)	24,579,948	33.00%
The Huff Alternative Fund, L.P. (5)	9,864,543	14.62%

Directors and Named Executive Officers (not otherwise included above):
Michael J. Meyer (6)	481,306	*
John D. Miller (7)	384,722	*
Mitchell J. Nelson	80,000	*
Harvey Silverman (8)	2,889,717	4.35%
Robert Sudack (9)	485,067	*
All directors and executive officers as a group (8 individuals) (10)	65,199,034	72.44%

*     Represents less than 1%.

(1)    Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o FX Real Estate and Entertainment Inc., 650 Madison Avenue, New York, New York 10022, telephone (212) 796-8177.

(2)     Sillerman beneficially owns (i) directly 19,572,012 shares of Common Stock (consisting of: (A) 13,271,972 shares of Common Stock owned by Sillerman; (B) 2,400,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable at $20.00 per share; (C) 200,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable or exercisable within 60 days of April 9, 2010 at $5.00 per share; (D) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.2919 per share; and (E) 888,011 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse presently exercisable at $0.3041 per share); and (ii) indirectly 15,156,221 shares of Common Stock (consisting of: (A) 766,917 shares of Common Stock owned by Holdings, which Sillerman controls through a trust for the benefit of Sillerman’s descendents; (B) 4,423,264 shares of Common Stock owned of record by Laura Baudo Sillerman, Sillerman’s spouse; (C) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.08 per share; (D) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per shares; (E)  362,637 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.273 per share; (F) 618,557 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.291 per share; and (G) 5,407,611 shares of Common Stock owned of record by Atlas). 13,783,250 of the shares of Common Stock beneficially owned by Sillerman have been pledged to Deutsche Bank Trust Company Americas, together with certain other collateral, to secure a $50 million personal loan to Sillerman.  The loan matures on August 15, 2011; provided, however that $4 million of the loan becomes payable on each of October 1, 2010, January 1, 2011, April 1, 2011, and July 1, 2011.  Excludes shares convertible in connection with the Series A Convertible Preferred Shares, as follows:  (A) 856,531 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman and his spouse, as joint tenants, that are convertible at $0.2335 per share; (B) 369,913 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman and his spouse that are convertible at $0.2433 per share; (C) 151,099 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2184 per share ; and (D) 257,732 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2328 per share.

(3)    Torino beneficially owns (i) directly 256,238 shares of Common Stock (consisting of: (A) 176,238 shares of Common Stock owned of record by Torino; and (B) 80,000 shares of Common Stock issuable upon the exercise of stock options held by Torino that are presently exercisable at $20.00 per share) and (ii) indirectly 25,589,072 shares of Common Stock (consisting of: (A) 5,556,870 shares of Common Stock owned of record by ONIROT; (B) 4,123,264 shares of Common Stock owned of record by TTERB; (C) 2,142,858 shares of Common Stock issuable upon the exercise of presently exercisable warrants held by TTERB, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; (D) 390,626 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.08 per share; (E) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by TTERB, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per share; (F) 362,637 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.273 per share; (G) 618,557 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.291 per share; (H) 2,055,498 shares of Common Stock issuable upon the exercise of the warrants held by TTERB that are presently exercisable at $0.2919 per share; (I) 888,011 shares of Common Stock issuable upon the exercise of warrants held by TTERB presently exercisable at $0.3041 per share; and (J) 5,407,611 shares of Common Stock owned of record by Atlas).  Excludes shares convertible in connection with the Series A Convertible Preferred Shares, as follows:  (A) 151,099 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2184 per share; (B) 257,732 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2328 per share; (C) 856,531 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2335 per share; and (D) 369,913 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by TTERB  that are convertible at $0.2433 per share.

(4)    Kanavos beneficially owns (i) directly 20,243,385 shares of Common Stock (consisting of: (A) 354,254 shares of Common Stock owned of record by Kanavos; (B) 9,547,802 shares of Common Stock owned of record by Kanavos and his spouse, Dayssi Olarte de Kanavos, as joint tenants; (C) 500,000 shares of Common Stock owned of record by the Paul C. Kanavos 2008 GRAT; (D) 1,142,860 shares of Common Stock issuable upon the exercise of presently exercisable warrants held by Kanavos and his spouse, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; (E) 300,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable at $20.00 per share; (F) 80,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable or exercisable within 60 days of April 9, 2010 at $5.00 per share; (G) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.08 per share; (H) 362,637 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.273 per share; (I) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per share; (J) 618,557 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.291 per share; (K) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2919 per share); and (L) 888,011 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse presently exercisable at $0.3041 per share; and (ii) indirectly 5,407,611 shares of Common Stock (consisting of the shares of Common Stock owned of record by Atlas).  Kanavos’ beneficial ownership excludes 500,000 shares of Common Stock owned of record by his spouse’s GRAT, the Dayssi Olarte de Kanavos 2008 GRAT.  Excludes shares convertible in connection with the Series A Convertible Preferred Shares, as follows:  (A) 151,099 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2184 per share; (B) 257,732 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.2328 per share; and (C) 856,531 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2335 per share; and (D) 369,913 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.2433 per share.

(5)    Held of record by The Huff Alternative Fund, L.P. and one of its affiliated limited partnerships (together, the “Huff Entities”). William R. Huff possesses the sole power to vote and dispose of all the shares of common stock held by the Huff Entities, subject to the internal screening procedures and other securities law compliance policies that from time to time require Mr. Huff to delegate to one or more employees of the Huff Entities transaction and/or securities disposition authority with respect to certain entities, including our company. All such employees serve under the ultimate direction, control and authority of Mr. Huff. Thus, Mr. Huff is deemed to beneficially own 6,739,542 shares of common stock. The address of the Huff Entities and Mr. Huff is 67 Park Place, Morristown, New Jersey 07960.  Includes: (i) 7,781,209 shares of common stock owned of record by the Huff Entities and (ii) 2,083,334 shares of Common Stock issuable upon the exercise of warrants held by the Huff Entities, half of which are presently exercisable at $0.07 per share and the other half of which are presently exercisable at $0.08 per share.

(6)    Includes: (i) 32,695 shares of common stock owned of record by Mr. Meyer; and (ii) 448,611  shares of Common Stock issuable upon the exercise of stock options held by Mr. Meyer that are presently exercisable at $0.18 per share.

(7)    Includes: 384,722 shares of Common Stock issuable upon the exercise of stock options held by Mr. Miller that are presently exercisable at $0.18 per share.

(8)    Includes: (i) 1,384,119 shares of common stock owned of record by Mr. Silverman; (ii) 478,612 shares of common stock owned of record by Silverman Partners, L.P., of which Mr. Silverman is the sole general partner; (iii) 571,430 shares of common stock underlying presently exercisable warrants owned of record by Silverman Partners, L.P (these warrants are exercisable at prices of $4.50 per share for 285,715 of the underlying shares and $5.50 per share for 285,715 of the underlying shares); and (iv) 455,556 shares of Common Stock issuable upon the exercise of stock options held by Silverman that are presently exercisable at $0.18 per share.

(9)    Includes: (i) 118,400 shares of common stock owned of record by Mr. Sudack; and (ii) 366,667 shares of Common Stock issuable upon the exercise of stock options held by Mr. Sudack that are presently exercisable at $0.18 per share.

(10)          Includes an aggregate of 64,836,397 shares of common stock underlying presently exercisable warrants and options described above in notes 2, 3, 4, 6, 7, 8, and 9.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are a number of conflicts of interest of which stockholders should be aware regarding our ownership and operations. Set forth below a list of related parties with whom we have engaged in one or more transactions as well as a summary of each transaction involving such related parties.

Related Parties

•
Robert F.X. Sillerman, our Chairman and Chief Executive Officer, (i) is the Chairman and Chief Executive Officer of CKX, Inc., (ii) owns approximately 20.6% of the outstanding common stock of CKX, and (iii) owns approximately 29.3% of the outstanding equity of Flag Luxury Properties.

•	Paul Kanavos, our President, (i) is the Chairman and Chief Executive Officer of Flag Luxury Properties, and (ii) owns approximately 29.3% of the outstanding equity of Flag Luxury Properties.
•	Flag Luxury Properties holds a $15 million priority preferred distribution as more fully described below.

Priority Preferred Distribution

Flag Luxury Properties holds a $15 million priority preferred distribution right in FX Luxury Realty. This right entitles Flag Luxury Properties to receive an aggregate amount of $15 million prior to any distributions of cash by FX Luxury Realty from the proceeds of certain predefined capital transactions. Until the preferred distribution is paid in full, we are required to use the proceeds from certain predefined capital transactions to pay the amount then owed to Flag Luxury Properties under such priority preferred distribution right. This right carries no voting or other rights, other than the right to receive the priority preferred distribution. Robert F.X. Sillerman and Paul Kanavos each own, directly and indirectly, an approximate 29.3% interest in Flag Luxury Properties and each will be entitled to receive his pro rata participation of the priority distribution when paid by FX Luxury Realty.

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

19X Payment

In March 2008, the Company made a payment in the amount of $51,000 on behalf of 19X, Inc., a company that is owned and controlled, in part, by Robert F.X. Sillerman. The Company made the payment for administrative convenience, concurrent with its own payment for travel expenses incurred in connection with a trip taken for a shared business opportunity. As of April 9, 2010, the full amount of the payment remains outstanding. The Company intends to continue to pursue payment of the full amount.

650 Madison Avenue Office Space

Since April 1, 2009, the Company has sublicensed certain space from CKX, Inc.  The terms of the agreement runs concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX is responsible for payment of the full rental amount each month to the sublandlord, and the Company will pay its pro rata share of the rent for the space it occupies to CKX, with such payments to be made on the first day of every month during the term. The agreement is terminable at the Company’s option on 90 days written notice, and is terminable at the option of CKX upon the failure of the Company to make a single rental payment when due, subject to a five (5) day cure period.

For the period from April 1, 2009 until December 31, 2009, rent payments to CKX totaled $107,092.  For the three months ended March 31, 2010, rent payments to CKX totaled $36,232.

LIRA Property Owner, LLC and LIRA, LLC (Lock-Up Agreements)

Robert F.X. Sillerman, Paul C. Kanavos, and Brett Torino are principals in LIRA Property Owner, LLC and LIRA, LLC, which, pursuant to the Old Lock Up Agreement or, if applicable, the New Lock Up Agreement, may acquire the Las Vegas Property in the event of a liquidation of the Las Vegas Subsidiary in accordance with the provisions of such agreement (see Part I, “Old Lock Up Agreement” and “New Lock Up Agreement”).

Private Placements of Units

Private Placements of Common Stock Units and Common Stock

In September 2009, the Company entered into subscription agreements to raise $250,000 from Robert F.X. Sillerman, Paul Kanavos, and/or greater than 10% stockholders. They purchased an aggregate of 4,166,668 shares at a purchase price of $0.06 per unit (such purchase price representing the average trading price per share of the Company’s common stock as reported on the Pink Sheets over the 30 day period immediately preceding the date of the subscription agreements). Each unit consists of (x) one share of the Company’s common stock, (y) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.07 per share and (z) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.08 per share. The warrants are exercisable for a period of seven years and are identical in all respects except for their exercise prices. The funding of each purchase took place before September 10, 2009.

On November 5, 2009, the Company entered into subscription agreements with Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President and a director, and his spouse, Dayssi Olarte de Kanavos, and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, pursuant to which such parties agreed to purchase an aggregate of 4,166,667 units at a purchase price of $0.09 per unit (such purchase price representing the average trading price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the date of the subscription agreements). Each unit consists of (x) one share of the Company’s common stock, (y) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.10 per share and (z) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.11 per share. The warrants are exercisable for a period of seven years and are identical in all respects except for their exercise prices.  The aggregate proceeds to the Company from the sale of the units pursuant to the subscription agreements were $375,000. The funding of each purchase occurred on November 6, 2009.

On December 24, 2009, the Company sold an aggregate of 3,515,625 shares of its common stock to Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President, and his spouse Dayssi Olarte de Kanavos and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, upon their exercise of a like number of Company warrants. The Company received aggregate proceeds of $250,000 from the exercise of the warrants. Mrs. Sillerman, Mr. Kanavos and his spouse and TTERB Living Trust each purchased 1,171,875 shares of common stock upon the exercise of a like number of warrants for an aggregate exercise price of $83,333.33. The exercise price of the warrants for 1,041,667 shares was $0.07 per share, while the exercise price of the warrants for the remaining 130,208 shares was $0.08 per share.

On January 28, 2010, the Company sold an aggregate of 1,562,499 shares of its common stock to Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President, and his spouse Dayssi Olarte de Kanavos and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, upon their exercise of a like number of Company warrants. The Company received aggregate proceeds of $125,000 from the exercise of the warrants, which were exercisable at $0.08 per share. Mrs. Sillerman, Mr. Kanavos and his spouse and TTERB Living Trust each purchased 520,833 shares of common stock upon the exercise of a like number of warrants for an aggregate exercise price of $41,666.66.

Because the foregoing private placements of the common stock units involved certain of the Company’s directors and greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors. The Company used the proceeds from all of the foregoing private placements to fund working capital requirements and for general corporate purposes.

Private Placements of Preferred Stock Units

On February 11, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 99 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly created and issued Series A Convertible Preferred Stock, $0.01 par value per share (the "Series A Convertible Preferred Stock"), and (y) a warrant to purchase up to 10,989 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.273 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $99,000 from the sale of the units.

On March 5, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 180 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 10,309.278 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.291 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $180,000 from the sale of the units.

On March 11, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 600 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 10,277.49 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.2919 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $600,000 from the sale of the units.

On April 5, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 270 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 9,866.79  shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.3041 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $270,000 from the sale of the units.

Because the foregoing private placements of the preferred stock units  involved certain of the Company’s directors and greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors.  The Company used the proceeds from these private placements to fund working capital requirements and for general corporate purposes, except that the Company has committed to use the proceeds from the March 11, 2010 private placement to fund expenses associated with evaluating a new line of business in connection with its entry into a letter of intent with a private company and its principal.

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

Independent Directors

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s Board must meet the criteria for independence required by The NASDAQ Global Market and that the Company shall at all times have an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors.  Although the Company is no longer listed on The NASDAQ Global Market, the Company continues to comply with these criteria.  Rules 4200 and 4350 of The NASDAQ Global Market require that a majority of our Board qualify as “independent”.

Messrs.  Meyer, Miller, Silverman and Sudack, whose biographical information is included below under the heading “Executive Officers and Directors of FX Real Estate and Entertainment Inc.,” have been appointed to our Board as independent directors and qualify as such under the applicable rules of The NASDAQ Global Market.

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the aggregate fees for services provided by Ernst & Young LLP to the Company and its subsidiaries with respect to the years ended December 31, 2009 and 2008:

	2009	2008

Audit Fees(1)	$160,000	$1,050,900
Audit-Related Fees	5,000
Tax Fees(2)		265,300
All Other Fees

Total	$165,000	$1,316,200

(1)        For 2008, audit fees were for audit services, including (i) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on the Company’s consolidated financial statements, (ii) consultation with management as to the accounting or disclosure treatment of transactions or events, and (iii) services associated with SEC registration statements.

For 2009, audit fees were for the quarterly reviews relating to the Company’s Form 10-Q quarterly reports for the quarter ended March 31 and June 2009 and for services in connection with the transition to the new accounting firm.

(2)        Tax Fees for 2008 were for services related to (i) tax compliance and (ii) tax planning and tax advice.

 The following table sets forth the aggregate fees for services provided by LL Bradford to the Company and its subsidiaries with respect to the year ended December 31, 2009:

2009

Audit Fees(1)	$155,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total	$155,000

(1)        For 2009, audit fees were for the quarterly review for the Form 10-Q for the third quarter ending September 30, 2009, for transition services and for audit services, including (i) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on the Company’s consolidated financial statements, and (ii) consultation with management as to the accounting or disclosure treatment of transactions or events.

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

(1) Financial Statements

See Table of Contents to Financial Statements at page 34.

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2008 and for the period from May 11, 2007 through December 31, 2007.

Financial Statement Schedule

SCHEDULE II

FX Real Estate and Entertainment Inc.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR
THE PERIOD FROM MAY 11, 2007 THROUGH DECEMBER 31, 2007

(DOLLARS IN THOUSANDS)

	Balance at	Additions Charged
	Beginning of	(Credited) to Costs	Additions Charged		Balance at
Description	Period	And Expenses	to Other Accounts	Deductions	End of Period
For The Year Ended December 31, 2009
Allowance for doubtful accounts	$17	$145	$—	$—	$162
Deferred taxes valuation allowance	167,911	39,818	(15,020)	—	192,709

Total	$167,928	$39,963	$(15,020)	$—	$192,871

For The Year Ended December 31, 2008
Allowance for doubtful accounts	$368	$(351)	$—	$—	$17
Deferred taxes valuation allowance	7,854	161,576	(1,519)	—	167,911

Total	$8,222	$161,225	$(1,519)	$—	$167,928

For The Period From May 11, 2007 Through December 31, 2007
Allowance for doubtful accounts	$—	$387	$61	$(80)	$368
Deferred taxes valuation allowance	—	14,435	(6,581)	—	7,854

Total	$—	$14,822	$(6,520)	$(80)	$8,222

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Certificate of Designation of Non-Voting Preferred Stock of the registrant (9)

3.3	Certificate of Designation of Series A Convertible Preferred Stock of the registrant (23)

3.4	Amended and Restated By-Laws of the registrant (8)

4.1	Certificate of Designation of Non-Voting Preferred Stock of the registrant (9)

4.2	Certificate of Designation of Series A Convertible Preferred Stock of the registrant (23)

10.1	Membership Interest Purchase Agreement, dated as of June 1, 2007, by and among FX Luxury Realty, LLC, CKX, Inc. and Flag Luxury Properties, LLC (2)

10.2	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of June 18, 2007, by and among FX Luxury Realty, LLC, CKX, Inc. and Flag Luxury Properties, LLC (2)

10.3	Repurchase Agreement, dated as of June 1, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC, Robert F.X. Sillerman, Brett Torino and Paul C. Kanavos (2)

10.4	Amendment to Repurchase Agreement, dated as of June 18, 2007, by and among FX Luxury Realty, LLC, CKX, Inc., Flag Luxury Properties, LLC, Robert F.X. Sillerman, Brett Torino and Paul C. Kanavos (2)

10.5	Fourth Amended and Restated Limited Liability Company Operating Agreement of FX Luxury Realty, LLC, dated as of March 3, 2008(7)

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

10.8	License Agreement, dated as of June 1, 2007, between Elvis Presley Enterprises, Inc. and FX Luxury Realty, LLC (2)

10.9	License Agreement, dated as of June 1, 2007, between Muhammad Ali Enterprises LLC and FX Luxury Realty, LLC (2)

10.10	Promissory Note, dated June 1, 2007, between FX Luxury Realty, LLC, as Payor, and Column Financial, Inc., as Payee (2)

10.11	Guaranty, dated as of June 1, 2007, by Robert F.X. Sillerman for the benefit of Column Financial, Inc.(2)

10.12	Employment Agreement between the registrant and Mitchell J. Nelson, dated as of December 31, 2007 (6)

10.13	Employment Agreement between the registrant and Paul C. Kanavos, dated as of December 31, 2007 (6)

10.14	Employment Agreement between the registrant and Thomas P. Benson, dated as of January 10, 2008 (6)

10.15	Employment Agreement between the registrant and Brett Torino, dated as of December 31, 2007 (6)

Exhibit Number	Description
10.16	Form of Waiver of Rights, dated June 1, 2007 (2)

10.17	Form of Lock-Up Agreement, dated June 1, 2007 (2)

10.18	Promissory Note, dated June 1, 2007, between FX Luxury Realty, as Payor, and Flag Luxury Properties, as Payee (3)

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

10.29	Promissory Note, dated June 1, 2007, between FX Luxury Realty, as Payor, and Flag Luxury Properties, as Payee (3)

10.30	Employment Agreement between the registrant and Barry Shier, dated as of December 31, 2007 (4)

10.31	Stock Purchase Agreement by and between FX Real Estate and Entertainment Inc. and Barry A. Shier, dated as of January 3, 2008 (4)

10.32	Employment Agreement by and between the registrant and Robert F.X. Sillerman, dated as of January 7, 2008 (4)

10.33	Shared Services Agreement by and between CKX, Inc. and the registrant (1)

10.34	Investment Agreement by and between the registrant and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., dated as of January 9, 2008 (5)

10.35	Investment Agreement by and between the registrant and Robert F.X. Sillerman, dated as of January 9, 2008.(5)

10.36	2007 Long-Term Incentive Compensation Plan(8)

10.37	2007 Executive Equity Incentive Plan (8)

10.38	Call Agreement, dated as of March 3, 2008, by and between 19X, Inc. and the registrant (7)

Exhibit Number	Description
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

10.52	Employment Separation Agreement and Release entered into April 30, 2009 by and between FX Real Estate and Entertainment Inc. and Barry A. Shier (15)

10.53	Employment Separation Agreement and Release entered into April 30, 2009 by and between FX Real Estate and Entertainment Inc. and Brett Torino (15)

10.54	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Paul C. Kanavos (16)

10.55	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Mitchell J. Nelson (16)

10.56	Form of Subscription Agreement (17)

10.57	Form of Warrant (17)

10.58
Lock Up and Plan Support Agreement dated as of October 27, 2009 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, FX Luxury Las Vegas I, LLC, FX Luxury Las Vegas II, LLC, LIRA Property Owner, LLC and LIRA LLC (18)

10.59
Lock Up and Plan Support Agreement dated as of December 18, 2009 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, Five Mile Capital Pooling International LLC, Spectrum Investment Partners LP, Transamerica Life Insurance Company, NexBank, SSB, FX Luxury Las Vegas I, LLC and LIRA LLC (19)

Exhibit Number	Description
10.60
Standstill Agreement dated as of December 18, 2009 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, FX Luxury Las Vegas I, LLC, LIRA Property Owner, LLC and LIRA LLC (19)

10.61†
First Amendment to the Fourth Amended and Restated Limited Liability Company Operating Agreement, dated as of March 3, 2008, of FX Luxury Realty, LLC, effective as of December 24, 2009, by and among FX Luxury, LLC, Flag Luxury Properties, LLC, FX Real Estate and Entertainment Inc. and FXL, Inc. and FXL Priority Corp.

10.62
First Amendment to Lock Up and Plan Support Agreement dated as of January 22, 2010 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, Five Mile Capital Pooling International LLC, Spectrum Investment Partners LP, Transamerica Life Insurance Company, NexBank, SSB, FX Luxury Las Vegas I, LLC and LIRA LLC (20)

10.63
Second Amendment to Lock Up and Plan Support Agreement dated as of February 3, 2010 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, Five Mile Capital Pooling International LLC, Spectrum Investment Partners LP, Transamerica Life Insurance Company, NexBank, SSB, FX Luxury Las Vegas I, LLC and LIRA LLC (21)

10.64	Form of Subscription Agreement (22)

10.65	Form of Warrant (22)

14.1	Code of Ethics (8)

21.1†	List of Subsidiaries

23.1†	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)

23.2†	Consent of Ernst & Young LLP relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)

23.3†	Consent of Ernst & Young LLP relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)

31.1†	Certification of Principal Executive Officer.

31.2†	Certification of Principal Accounting Officer

32.1†	Section 1350 Certification of Principal Executive Officer

32.2†	Section 1350 Certification of Principal Accounting Officer

†	Filed herewith

(1)	Incorporated by reference to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on December 6, 2007.

(2)	Incorporated by reference to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on October 9, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on November 13, 2007.

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 9, 2008.

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 10, 2008

(6)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on February 4, 2008

(7)	Incorporated by reference to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on March 3, 2008

(8)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 31, 2008

(10)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008

(11)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008

(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 17, 2008

(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 29, 2008

(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 9, 2009

(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated April 30, 2009

(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated June 23, 2009

(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 9, 2009

(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated October 30, 2009

(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated December 23, 2009

(20)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 22, 2010

(21)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 3, 2010

(22)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 11, 2010

(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 5, 2010

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 is listed in exhibits 10.12, 10.13. 10.14, 10.15, 10.30, 10.32, 10.36, 10.37, 10.49, 10.50, 10.52. 10.53, 10.54 and 10.55.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

FX Real Estate and Entertainment Inc.

By:	/s/ ROBERT F.X. SILLERMAN	April 14, 2010
Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board

By:	/s/ GARY McHENRY	April 14, 2010
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	April 14, 2010
Robert F.X. Sillerman, Chairman of the Board

By:	/s/ PAUL C. KANAVOS	April 14, 2010
Paul C. Kanavos, Director

By:	/s/ MICHAEL MEYER	April 14, 2010
Michael Meyer, Director

By:	/s/ HARVEY SILVERMAN	April 14, 2010
Harvey Silverman, Director

By:	/s/ ROBERT SUDACK	April 14, 2010
Robert Sudack, Director

By:	/s/ JOHN MILLER	April 14, 2010
John Miller, Director

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

10.61
First Amendment to the Fourth Amended and Restated Limited Liability Company Operating Agreement, dated as of March 3, 2008, of FX Luxury Realty, LLC, effective as of December 24, 2009, by and among FX Luxury, LLC, Flag Luxury Properties, LLC, FX Real Estate and Entertainment Inc. and FXL Inc., and FXL Priority Corp.

21.1	List of Subsidiaries
23.1	Consent of L.L. Bradford relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936).
23.2	Consent of Ernst & Young LLP relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)
23.3	Consent of Ernst & Young LLP relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer