Form 10-Q
period 2010-03-31
FX Real Estate & Entertainment Inc.
filed 2010-05-17
CIK 1410402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______________

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

As of May 13, 2010, there were 65,403,876 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

As has been disclosed previously, FX Real Estate and Entertainment Inc. (the “Company”) is in severe financial distress and may not be able to continue as a going concern. The Company has no current cash flow and cash on hand as of May 14, 2010 is not sufficient to fund its short-term liquidity requirements, including its ordinary course obligations as they come due. As has been disclosed previously and as further discussed  in notes  8 and 16 to the Company’s unaudited consolidated financial statements included elsewhere herein, on April 21, 2010, the Company’s remaining Las Vegas subsidiary, namely FX Luxury Las Vegas I, LLC (the “Las Vegas Subsidiary”) filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada (Case No. 10-17015), pursuant to which the Las Vegas Subsidiary presented its pre-packaged plan in accordance with the Effective Lock Up Agreement with the first lien lenders with respect to their mortgage loan, and the Newco Entities, two corporate affiliates (LIRA Property Owner, LLC and its parent LIRA, LLC) of Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino, who are directors, executive officers and/or greater than 10% stockholders of the Company (this Effective Lock Up Agreement is referred to as the “Old Lock-Up Agreement” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as  filed on April 14, 2010 with the Securities and Exchange Commission).  The Effective Lock Up Agreement contemplates the orderly liquidation of the Las Vegas Subsidiary in the bankruptcy case by disposing of its Las Vegas Property (approximately 17.72 contiguous acres of real property located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada)  for the benefit of the Las Vegas Subsidiary’s (and its predecessor entities’) creditors either pursuant to an auction sale for at least $256 million or, if the auction sale is not completed, pursuant to a prearranged sale to the Newco Entities under the terms of the bankruptcy case’s plan of liquidation.  The liquidation of the Las Vegas Subsidiary and the disposition of the Las Vegas Property as contemplated by the Effective Lock Up Agreement, as may be implemented in accordance with the bankruptcy case, is referred to in this report as the “Liquidation Plan”.  Under the Liquidation Plan, it is extremely unlikely the Company will receive any benefit from the disposition of the Las Vegas Property.  The loss of the Las Vegas Property, which is substantially the entire business of the Company, will have a material adverse effect on the Company’s business, financial condition, prospects and ability to continue as a going concern.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

As has previously been disclosed, on April 29, 2010, the Company was notified that it has been named as a nominal defendant in a derivative lawsuit filed on April 28, 2010 by stockholders The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (collectively, “Huff”) on behalf of the Company in the New York Supreme Court in Manhattan, New York (Index No. 650338-10) against the Company’s directors Harvey Silverman, Michael J. Meyer, John D. Miller, Robert Sudack, Paul C. Kanavos and Robert F.X. Sillerman, and Brett Torino, a stockholder and former officer of the Company.  The filing of the lawsuit was precipitated by the Las Vegas Subsidiary’s filing of the bankruptcy case.   In its lawsuit, Huff alleges that such director defendants and stockholder defendant, as a former officer of the Company, breached their fiduciary duties of care and loyalty to the Company, its creditors and its non defendant stockholders by, among other things, (i) committing or permitting acts of misconduct such as self-dealing and disloyalty, without  justifiable excuse, (ii) causing the Company to be contractually bound to transfer the Las Vegas Property to the Newco Entities and (iii) usurping various corporate opportunities with respect to the Las Vegas Property for which Huff is seeking on behalf of the Company damages of not less than $100 million, plus punitive damages.  In addition, Huff alleges substantially the same claims against defendants Messrs. Kanavos and Torino for which Huff is seeking on behalf of the Company damages of not less than $50 million, plus punitive damages.   The Company was formally served with the lawsuit on May 5, 2010.  The Company believes the lawsuit is without merit and intends to vigorously defend against it.  Huff has since filed a motion in the Las Vegas Subsidiary’s bankruptcy case to have a chapter 11 trustee appointed in the bankruptcy case to preempt implementation of the Liquidation Plan citing substantially the same claims alleged in Huff’s foregoing lawsuit.

FX Real Estate and Entertainment Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
	Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$881	$343
Restricted cash	259	172
Marketable securities	---	---
Rent and other receivables, net of allowance for doubtful accounts of $273 at March 31, 2010 and $162 at December 31, 2009	413	379
Deferred financing costs, net	---	---
Prepaid expenses and other current assets	1,558	1,450

Total current assets	3111	2344
Investment in real estate:
Land	133,537	133,537
Building and improvements	32,861	32,859
Furniture, fixtures and equipment	706	690
Less: accumulated depreciation	(29,896)	(29,385)

Net investment in real estate	137,208	137,700
Acquired lease intangible assets, net	986	1,000

Total assets	$141,305	$141,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$48,247	$38,489
Accrued license fees	--	--
Debt in default (see note 8)	454,000	454,000
Notes payable	--	--
Due to related parties	1,180	1,180
Other current liabilities	12	14
Acquired lease intangible liabilities, net	6	7
Unearned rent and related revenue	287	478

Total current liabilities	503,732	484,168
Other long-term liabilities	---	---

Total liabilities	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share of Non-Voting Designated Preferred Stock and 879 shares of Series A Convertible Preferred Stock issued and outstanding at March 31, 2010 and at December 31, 2009	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,403,876 shares and 63,841,377 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	654	638
Additional paid-in-capital	302,084	300,480
Accumulated deficit	(665,165)	(654,238)

Total stockholders’ deficit	(362,427)	(353,124)

Total liabilities and stockholders’ deficit	$141,305	$141,044

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Revenue	$4,261	$4,615

Operating expenses:	---	---
License fees (see note 9)	---	(10,000)
Selling, general and administrative expenses	1,691	4,056
Depreciation and amortization	511	507
Operating and maintenance	1,213	1,131
Debt restructuring costs	1,060	855
Real estate taxes	484	448
Impairment of land (see note 2)	---	---
Impairment of capitalized development costs	---	---

Total operating expenses	4,959	(3,003)

Loss from operations	(698)	7,618
Interest income	(1)	18
Interest expens	(10,228)	(10,379)
Other expense	---	(138)
Loss from incidental operations	---	---

Net loss	(10,927)	(2,881)
Basic and diluted loss per share	$(0.17)	$(0.06)
Basic and diluted average number of common shares outstanding	65,284,013	51,992,417

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net loss	$(10,927)	$(2,881)
Adjustments to reconcile net loss to cash used in operating activities:
Reversal of license fees	--	(10,000)
Impairment of land	--
Impairment of available-for-sale securities	--	387
Impairment of capitalized development costs	--	--
Gain on sales of marketable securities	--	(249)
Gain on disposal of assets	--	--
Depreciation and amortization	511	507
Deferred financing cost amortization		54
Share-based payments	105	773
Minority interest	--	--
Provision for accounts receivable allowance	111	36
Changes in operating assets and liabilities:
Receivables	(145)	(316)
Other current and non-current assets	(94)	(35)
Accounts payable and accrued expenses	9,758	1,181
Accrued license fees	--	--
Due to related parties		(104)
Unearned revenue	(191)	243
Other	(3)	(1)

Net cash used in operating activities	(875)	(10,405)

Cash flows from investing activities:
Restricted cash	(87)	29,526
Proceeds from sales of marketable securities	--	3,975
Proceeds from sale of assets	--	--
Purchase of property and equipment	(19)	--
Capitalized development costs	--	--

Net cash used in investing activities	(106)	33,501

Cash flows from financing activities:
Principal payment on mortgage loan	--	(21,000)
Repayment of margin loan	--	(741)
Proceeds from private placement of stock units	1,519	--
Payments of mortgage loan extension costs	--	--
Repayment of related party debt	--	--
Repayment of notes	--	--
Proceeds from sale of common stock		--
Preferred distribution to related party	--	--
Deferred financing and leasing costs	--	--
Contribution from noncontrolling interest		45

Net cash (used in) provided by financing activities	1,519	(21,696)

Net (decrease) / increase in cash and equivalents	538	1,400
Cash and cash equivalents — beginning of period	343	2,659

Cash and cash equivalents — end of period	$881	$4,059

Supplemental cash flow data:
Cash paid for interest	$1,000	$4,792
Cash paid for debt restructuring expenses	$1,060	855

Supplemental cash flow information:

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2010 (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Share-Based Payments (unpaid)	$329	$--

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

    General

The consolidated financial statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 reflect the results of operations of FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FX Luxury, LLC (“FXLR”). The financial information in this report for the three months ended March 31, 2010 and 2009 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the full year.

The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Certain prior period amounts presented have been reclassified to conform to the current period presentation.

2.	Organization and Background

    Business of the Company

The Company’s business consists of owning and operating 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada. The property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas Property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas Subsidiary has defaulted on the $475 million mortgage loan secured by the Las Vegas Property.  The Company continued commercial leasing activities until on June 23, 2009, when as a result of the default under the first mortgage loan, the first lien lenders had a receiver appointed to take control of the property and, as a consequence, the Las Vegas Subsidiary no longer manages or operates such property.  As a result of the default on the $475 million mortgage loan secured by the Las Vegas Property, the Company believes that the Las Vegas Property will be liquidated through the Liquidation Plan as described in the Explanatory Note.  Under the Liquidation Plan, it is extremely unlikely the Company will receive any benefit as a consequence of the disposition of the Las Vegas Property.  The loss of the Las Vegas Property, which is substantially the entire business of the Company, will have a material adverse effect on the Company’s business, financial condition, prospects and ability to continue as a going concern.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

    Impairment of Land

The Company follows the provisions of Financial Accounting Standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the accounting standard, the Company reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property.

As a result of the abandonment of its redevelopment plan for the Las Vegas Property, the Company recorded an impairment charge related to a write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2009. As more fully described in note 8 below, as a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company had recorded an impairment charge to land of $325.1 million in 2008, which charge reduced the carrying value of the Las Vegas Property to $218.8 million.  The Company obtained an update of the appraisal as of December 31, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $79.1 million to the value of the land.  As discussed above, under the Liquidation Plan, it is extremely unlikely the Company will receive any benefit as a consequence of the disposition of the Las Vegas Property.

3.	Going Concern

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As discussed in notes 2 and 8, the Las Vegas Subsidiary is in default under the $475 million mortgage loan secured by the Las Vegas Property as a result of the failure to make repayment at the maturity date on January 6, 2009. Under the Liquidation Plan, it is extremely unlikely the Company will receive any benefit as a consequence of the disposition of the Las Vegas Property.

We have received opinions from our auditors expressing substantial doubt as to our ability to continue as a going concern. Investors are encouraged to read the information set forth herein in order to better understand the financial condition of, and risks of investing in, the Company.

The accompanying consolidated financial statements do not include any additional adjustments that might result from the disposition of the Las Vegas Property under the Liquidation Plan.

4.	Accounting Policies

    Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standard Board (FASB) issued ASU No. 2010-06, which requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of this guidance is not expected to have an impact on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption of this ASU did not result in a material impact to its consolidated financial statements.

    Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.

5.	Marketable Securities

Marketable securities at March 31, 2009 and December 31, 2008 consist of the shares of common stock of the Riviera Holdings Corporation [AMEX: RIV] (“Riv Shares”), a company that owns and operates the Riviera Hotel & casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado. These securities are classified as available for sale in accordance with the provision of Financial Accounting standards concerning  Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value. Based on the Company’s evaluation of the underlying reasons for the decline in value associated with the Riv Shares, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company determined that the losses were other-than-temporary as of March 31, 2009 and December 31, 2008.  During the three months ended March 31, 2009, the Company sold 1,294,775 of the Riviera shares for net proceeds of $4.0 million. As of March 31, 2009, the Company had sold all but 115,588 of the Riviera shares; the remaining 115,588 shares were subsequently sold in April 2009.

6.	Loss Per Share/Common Shares Outstanding

Earnings (loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the three months ended March 31, 2010 and 2009, 12,793,350 and 11,812,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company will no longer classify these operations of Metroflag as incidental operations. Therefore, all operations will be included as part of income (loss) from operations for the three months ended March 31, 2009.

8.	Debt and Notes Payable

    Debt in Default

The Company’s consolidated debt as of March 31, 2010 included a mortgage loans on the Las Vegas Property in the aggregate principal amount of $475 million (collectively the “Mortgage Loan”).

The Mortgage Loan is not guaranteed by the Company nor has the Company pledged any assets to secure the Mortgage Loan. The Mortgage Loan is secured only by first lien and second lien security interests in substantially all of the assets of the Las Vegas Subsidiary, including the Las Vegas Property. The Company’s subsidiary FX Luxury, LLC (“FXLR”) has provided a guarantee to the lenders only for losses caused under limited circumstances such as fraud or willful misconduct.

On January 6, 2009, following the Las Vegas Subsidiaries’ failure to repay the Mortgage Loan at maturity, the first lien lenders under the Mortgage Loan delivered their demand for repayment of all of the obligations owed to them under the loan, including the first lien principal amount of $280 million.  On January 5, 2009 (a day before the second lien lenders’ loan matured), the second lien lenders under the loan delivered a written demand for repayment of all of the obligations owed to them under the Loan, including the second lien principal amount of $195 million. The second lien lenders’ written demand, which was delivered prior to the Loan maturity date, cited the covenant defaults. On January 30, 2009, the first lien lenders seized the cash collateral reserve accounts established under the Loan from which the Las Vegas Subsidiaries had been drawing working capital funds to meet ordinary expenses, including operating the Las Vegas Property, and applied $21 million of that amount to the outstanding principal under the first lien loan.  The Company operated the Las Vegas Property through its Las Vegas Subsidiaries until June 23, 2009, when a receiver was appointed as a result of the first lien lenders exercising remedies under the loan default.  After the Las Vegas Subsidiaries’ default on the Mortgage Loan on January 6, 2009 and until June 23, 2009, the property revenues were paid into a collateral account maintained under the supervision of the first lien lender and the Company applied for disbursements to pay for expenses incurred in connection with property operations.  After that date, the receiver was in charge of operating, leasing, and managing the property, and the Company was no longer involved in such activities.  For the period in which the receiver was in charge, the Company’s results are reported in reliance on the financial records maintained by the receiver.

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

On July 13, 2009, the Las Vegas Subsidiary received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas Property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Such proposed sale was initially scheduled for September 9, 2009 and has since been adjourned multiple times as follows:  to October 21, 2009, November 18, 2009, December 22, 2009, February 3, 2010, March 25, 2010, and then to April 22, 2010, and shall remain adjourned as long as the Effective Lock Up Agreement remains effective.

At March 31, 2010, interest rates on the Mortgage Loan were at one-month LIBOR plus applicable margins of 50 basis points on the $250 million tranche; 300 basis points on the $30 million tranche; and 800 basis points on the $195 million tranche; the effective interest rates on each tranche at December 31, 2008 were 5.75%, 8.25% and 13.25%, respectively, including 2% default rate on each of the tranches which was effective since the Mortgage Loan went into default.

On April 21, 2010, the Las Vegas Subsidiary has filed a chapter 11 bankruptcy proceeding under the Effective Lock Up Agreement, pursuant to which a Liquidation Plan will be implemented to liquidate the Las Vegas Subsidiary and dispose of the Las Vegas Property either in an auction sale for at least $256 million or, if the auction sale is not completed, in a prearranged sale to the Newco Entities.  Upon implementation of the Liquidation Plan, the Company will no longer have an interest in the Las Vegas Property, which constitutes substantially all of the Company’s business.  Under the Liquidation Plan, it is extremely unlikely the Company will receive any benefit from the disposition of the Las Vegas Property.

The description of the Effective Lock Up Agreement, the New Lock Up Agreement (terminated on February 12, 2010) , and the Standstill Agreement (pursuant to which the Effective Lock Up Agreement was held in abeyance while the parties pursued the New Lock Up Agreement until termination) is set forth in the applicable sections of Item 1., The Company’s Current Business and its Financial Distress in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on April 14, 2010 with the Securities and Exchange Commission.

As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas Property to its then estimated fair value of $218.8 million. The global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Despite early signs of stabilization in the first quarter 0f 2009, the economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor.  The Company obtained an update of the appraisal as of December 31, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $79.1 million to the value of the land.   Under the Liquidation Plan, it is extremely unlikely the Company will receive any benefit from the disposition of the Las Vegas Property.

    Notes Payable

Bear Stearns Loan — On September 26, 2007, the Company obtained a $7.7 million margin loan from Bear Stearns, which, along with the loan from CKX, Inc. (“CKX”), was used to fund the exercise of an option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The Company’s shares of Riviera common stock were pledged as collateral for the margin loan with Bear Stearns. As of December 31, 2008, the Company made payments of approximately $7.3 million to pay down the margin loan in conjunction with these loan requirements; the remaining $0.4 million plus interest of $0.3 million was repaid in January 2009 with a portion of the proceeds from the sale of Riviera shares.  As of March 27, 2009, the Company had sold all but 115,558 of our Riviera shares; the remaining 115,588 shares were subsequently sold in April 2009.

9.	Terminated License Agreements with Related Parties

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

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues, was less than $0.1 million for the three months ended March 31, 2010. Acquired lease intangibles liabilities are related to below-market leases under which the Company is the lessor. The weighted-average amortization period of acquired lease intangible liabilities is approximately 4.6 years.

Acquired lease intangibles consist of the following (in thousands):
	March 31, 2010	December 31, 2009

Assets
Above-market leases	$582	$582
In-place leases	1,320	1,320
Accumulated amortization	(916)	(902)

Net	$986	$1,000

Liabilities
Below-market leases	$111	$111
Accumulated accretion	(105)	(104)

Net	$6	$7

11.	Derivative Financial Instruments

Pursuant to the terms specified in the Las Vegas Subsidiary’s Mortgage Loan (as described in note 8), the Company entered into interest rate cap agreements (the “Cap Agreements”) with Credit Suisse with notional amounts totaling $475 million. The Cap Agreements are tied to the Mortgage Loan and converts a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lender to protect the lender against the fluctuating market interest rate. The Cap Agreements were not designated as cash flow hedges under Accounting Standards and as such the change in fair value is recorded as adjustments to interest expense. The Cap Agreement expired on July 23, 2008. In connection with the extension of the Mortgage Loan, the Company entered into an interest rate cap agreement with similar terms that expired on January 6, 2009. The changes in fair value of the Cap Agreements for the three months ended March 31, 2009 was a decrease of approximately $0.1 million.

12.	Share-Based Payments

 Compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses is being recognized ratably over the vesting periods of the grants and was $0.01 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively.

Share-based payments of stock option grants were executed during the quarter ended March 31, 2010.  The payments were made to directors to satisfy a liability accrued during 2009 of approximately $0.3 million.

13.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended March 31, 2010 and 2009, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2010.

There are no income tax audits currently in process with any taxing jurisdictions.

14.	Litigation

See the Explanatory Note at the beginning of this report and note 16 below for a description of the Las Vegas Subsidiary’s pending bankruptcy case and the related stockholder derivative lawsuit pending against the Company’s directors and certain of its stockholders.

The Company is also subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.	Related Party Transactions

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

The agreement was terminated on June 30, 2009.  For the three months ended March 31, 2009, CKX incurred and billed the Company $0.2 million for professional services, consisting primarily of accounting and legal services. These services provided were approved by the Company’s audit committee and the related fees were paid.

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the three months ended March 31, 2010 and 2009, Flag incurred and billed FXRE $0.1 million and $0.1 million, respectively. The services provided for the three months ended March 31, 2010 and 2009 were approved by the Company’s audit committee. The fees for the three months ended March 31, 2010 have not been paid, while the fees for the three months ended March 31, 2009 have been paid.   All of these fees were for professional services, consisting primarily of accounting and legal services incurred, provided by Flag on behalf of FXRE.

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

As of March 31, 2010, $15 million of the preferred priority distribution right in FXLR remains to be paid to Flag, plus, as of March 31, 2010, the accrued priority return was $1.0 million.

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

16.	Subsequent Events

    Private Placements of Preferred Stock Units

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

On May 3, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 150 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 11,448.19 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200% at an exercise price of $0.2621 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The Warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $150,000 from the sale of the units.

Because the foregoing private placements involved certain of the Company’s directors and certain greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors.  The Company intends to use the aggregate proceeds from these private placements for working capital requirements and for general corporate purposes.

    Las Vegas Subsidiary Bankruptcy Filing

On April 21, 2010, the Las Vegas Subsidiary filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada (Case No. 10-17015), pursuant to which the Las Vegas Subsidiary presented its pre-packaged plan in accordance with the Effective Lock Up Agreement with the first lien lenders with respect to their mortgage loan, and the Newco Entities, two corporate affiliates (LIRA Property Owner, LLC and its parent LIRA, LLC) of Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino, who are directors, executive officers and/or greater than 10% stockholders of the Company (this Effective Lock Up Agreement is referred to as the “Old Lock-Up Agreement” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as  filed on April 14, 2010 with the Securities and Exchange Commission).  The Effective Lock Up Agreement contemplates the orderly liquidation of the Las Vegas Subsidiary in the bankruptcy case by disposing of its Las Vegas Property (approximately 17.72 contiguous acres of real property located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada)  for the benefit of the Las Vegas Subsidiary’s (and its predecessor entities’) creditors either pursuant to an auction sale for at least $256 million or, if the auction sale is not completed, pursuant to a prearranged sale to the Newco Entities under the terms of the bankruptcy case’s plan of liquidation.  The liquidation of the Las Vegas Subsidiary and the disposition of the Las Vegas Property as contemplated by the Effective Lock Up Agreement, as may be implemented in accordance with the bankruptcy case, is referred to as the “Liquidation Plan.”  Under the Liquidation Plan, it is extremely unlikely the Company will receive any benefit from the disposition of the Las Vegas Property.  The loss of the Las Vegas Property, which is substantially the entire business of the Company, will have a material adverse effect on the Company’s business, financial condition, prospects and ability to continue as a going concern.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business..

    Stockholder Derivative Lawsuit

 On April 29, 2010, the Company was notified that it has been named as a nominal defendant in a derivative lawsuit filed on April 28, 2010 by stockholders The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (collectively, “Huff”) on behalf of the Company in the New York Supreme Court in Manhattan, New York (Index No. 650338-10) against the Company’s directors Harvey Silverman, Michael J. Meyer, John D. Miller, Robert Sudack, Paul C. Kanavos and Robert F.X. Sillerman, and Brett Torino, a stockholder and former officer of the Company.  The filing of the lawsuit was precipitated by the Las Vegas Subsidiary’s filing of the bankruptcy case.   In its lawsuit, Huff alleges that such director defendants and stockholder defendant, as a former officer of the Company, breached their fiduciary duties of care and loyalty to the Company, its creditors and its non defendant stockholders by, among other things, (i) committing or permitting acts of misconduct such as self-dealing and disloyalty, without  justifiable excuse, (ii) causing the Company to be contractually bound to transfer the Las Vegas Property to the Newco Entities and (iii) usurping various corporate opportunities with respect to the Las Vegas Property for which Huff is seeking on behalf of the Company damages of not less than $100 million, plus punitive damages.  In addition, Huff alleges substantially the same claims against defendants Messrs. Kanavos and Torino for which Huff is seeking on behalf of the Company damages of not less than $50 million, plus punitive damages.   The Company was formally served with the lawsuit on May 5, 2010. The Company believes the lawsuit is without merit and intends to vigorously defend against it.  Huff has since filed a motion in the Las Vegas Subsidiary’s bankruptcy case to have a chapter 11 trustee appointed in the bankruptcy case to preempt implementation of the Liquidation Plan citing substantially the same claims alleged in Huff’s foregoing lawsuit.

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

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our future results of operations may change materially from the historical results of operations reflected in our historical financial statements.

The Company’s business consists of owning and operating the Las Vegas Property (17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada). The Las Vegas Property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas Property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas Subsidiary has defaulted on the $475 million mortgage loan secured by the Las Vegas Property.  The Company continued commercial leasing activities until on June 23, 2009, when as a result of the default under the first mortgage loan, the first lien lenders had a receiver appointed to take control of the property and, as a consequence, the Las Vegas Subsidiary no longer manages or operates such property.  As a result of the abandonment of the redevelopment plan, the Company recorded an impairment charge related to a write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2009. As described below, as a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company had recorded an impairment charge to land of $325.1 million in 2008, which charge reduced the carrying value of the Las Vegas Property to $218.8 million.  The Company obtained an update of the appraisal as of December 31, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $79.1 million to the value of the land.

Under the Effective Lock Up Agreement, the Las Vegas Subsidiary has filed a chapter 11 bankruptcy proceeding, pursuant to which the Las Vegas Subsidiary will be liquidated  and the Las Vegas Property will disposed of under the Liquidation Plan. Under the Liquidation Plan, it is extremely unlikely the Company will receive any benefit from the disposition of the Las Vegas Property (see the Explanatory Note in the beginning of this Quarterly Report and note 16 to the Company’s consolidated financial statements included elsewhere herein).   The loss of the Las Vegas Property, which is substantially the entire business of the Company, will have a material adverse effect on the Company’s business, financial condition, prospects and ability to continue as a going concern.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

    Impairment of Land

The Company follows the provisions of Financial Accounting Standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the accounting standard, the Company reviews its real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property.

As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas Property to its then estimated fair value of $218.8 million. The global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Despite early signs of stabilization in the first quarter 0f 2009, the economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor.  The Company obtained an update of the appraisal as of December 31, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $79.1 million to the value of the land.   Under the Liquidation Plan, it is extremely unlikely the Company will receive any benefit from the disposition of the Las Vegas Property.

Consolidated Operating Results Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue for the three months ended March 31, 2010 was $4.3 million. Operating expenses were $ 1.2 million, which includes no land impairment charge.

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

    Revenue

Revenue decreased $0.4 million in the first quarter of 2010 as compared to the first quarter of 2009 due primarily to the expiration of some long-term tenant leases which reduced monthly revenues.  All operations are included as part of income from operations for the three months ended March 31, 2010.

    Operating Expenses

Actual operating expenses, excluding depreciation, increased in the first quarter of 2010 by $8.0 million primarily due to an increase of $0.2 million in debt restructuring costs including legal and bank fees and other related costs. These increases were offset by a decrease of $ 2.4 million in selling, general and administrative expenses due to a reduction in salaries and wages, a decrease of $10.0 million in license fees recaptured in first quarter of 2009. Included in corporate overhead expenses for the three months ended March 31, 2010 is a charge of $0.1 million in non-cash compensation and less than $0.1 million in shared services charges provided by Flag pursuant to its arrangement with the Company.

    Depreciation and Amortization

Depreciation and amortization was approximately the same in the first quarter of 2010 as compared to the first quarter of 2009 due primarily to the cessation of the development plan and the financial distress of the company. Actual depreciation was the same in the first quarter of 2010 as compared to the first quarter of 2009 due to the abandonment of the property development plan.

    Interest Income/Expense

Interest expense, net, decreased $0.2 million in the first quarter of 2010 as compared to the first quarter of 2009 due to, lower interest rates in the 2009 period and a reduction in outstanding mortgage loans due to a $21 million principal payment made in January 2009, offset by the 2.0% penalty interest charged due to the default of the loan.

    Loss from Incidental Operations

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income from operations for the three months ended March 31, 2010.

    Income Taxes

For the three months ended March 31, 2010 and 2009, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

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

Our independent registered public accounting firm’s report dated April 14, 2010 to our consolidated financial statements for the year ended December 31, 2009 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to repay the past due amount under the mortgage loan and other obligations as they become due.

During the three months ended March 31, 2010, we were able fund our business activities and obligations as they became due with the following sources of capital:

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

Under this letter of intent, the Company has been afforded a 90-day exclusivity period through June 10, 2010 for the purposes of evaluating the counterparties’ business and the feasibility of developing amusement rides in, among other venues, Orlando, Florida, as well as negotiating related agreements. In connection therewith, the Company has agreed to incur expenses of approximately $500,000. The Company is undertaking such evaluation and there is no assurance such evaluation will be satisfactory to the Company or, if satisfactory, that the parties can negotiate the related agreements.

    Cash Flow for the Three Months Ended March 31, 2010 and 2009

    Operating Activities

Cash used in operating activities of $0.9 million for the quarter ended March 31, 2010 consisted primarily of the net loss for the period of $10.9 million, which includes depreciation and amortization costs of $0.5 million, share-based payments of $0.1 million. There was a decrease in working capital levels during the quarter of $19.0 million for the quarter ended March 31, 2010.

    Investing Activities

Cash used in investing activities of $0.1 million for the quarter ended March 31, 2010 primarily reflects restricted cash used.

    Financing Activities

Cash provided by financing activities of $1.5 million for the quarter ended March 31, 2010 reflects proceeds from private placements of stock.

    Uses of Capital

At March 31, 2010, we had $454 million of debt outstanding and $0.9 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs. Most of our assets are encumbered by our debt obligations. In total, we generated aggregate gross proceeds of approximately $1.5 million from sales under the private placements of  common stock and preferred stock units, as described earlier.

    Capital Expenditures

In connection with and as a condition to the Mortgage Loan, we had funded a segregated escrow account for the purpose of funding pre-development costs in connection with redevelopment of the Las Vegas Property. The balance in the pre-development escrow account at December 31, 2008 was $0.2 million, which was included in restricted cash on our balance sheet. On January 30, 2009, the first lien lenders seized the amount then remaining in the escrow account and applied it to the principal amount outstanding under the loan.

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

    Application of Critical Accounting Policies

During the three months ended March 31, 2010, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report on Form 10-K for the year fiscal year ended December 31, 2009.

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

Interest Rate Risk

The $475 million mortgage loan pays interest at variable rates ranging from 5.75% to 13.25% at March 31, 2010. We entered into an interest rate agreement with a major financial institution which capped the maximum Eurodollar base rate payable under the loan at 5.5%. The interest rate cap agreement expired on July 23, 2008. A new rate cap agreement to protect the one-month LIBOR rate at a maximum of 3.5% was purchased in conjunction with the extension of the Mortgage Loan effective July 6, 2008. This rate cap agreement lapsed on January 6, 2009 in conjunction with the maturity of the loan.

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

As of March 31, 2010, the Company was unable to remediate these material weaknesses because of its limited financial and human resources.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2010. Based on this evaluation, and in light of the material weaknesses described above under “Changes in Internal Control over Financial Reporting”, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with generally accepted accounting principles. Nevertheless, management believes that the financial statements are fairly stated and that all required disclosures have been made.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to note 14 to the Company’s Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company’s Las Vegas Subsidiary is in default under its $475 million mortgage loan, which is secured by the Las Vegas Property. Prior to the Las Vegas Subsidiary initiating its Chapter 11 bankruptcy proceeding on April 21, 2010, whereupon the Las Vegas Subsidiary became debtor-in-possession (see Explanatory Note), the Las Vegas Property was not operated or managed because the property was under the control of a court appointed receiver.  The Company believes that the Las Vegas Property will be liquidated under the Liquidation Plan.  In such event, it is extremely unlikely the Company will receive any benefit as a consequence of the foregoing.  The loss of the Las Vegas Property, which is substantially the entire business of the Company, would have a material adverse effect on the Company’s business, financial condition, prospects, and ability to continue as a going concern.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

Under the Effective Lock Up Agreement, the Las Vegas Subsidiary has filed a chapter 11 bankruptcy proceeding, pursuant to which the Las Vegas Subsidiary will be liquidated  and the Las Vegas Property will disposed of under the Liquidation Plan. Under the Liquidation Plan, it is extremely unlikely the Company will receive any benefit from the disposition of the Las Vegas Property (see the Explanatory Note in the beginning of this Quarterly Report and note 16 to the Company’s consolidated financial statements included elsewhere herein).  The loss of the Las Vegas Property, which is substantially the entire business of the Company, will have a material adverse effect on the Company’s business, financial condition, prospects and ability to continue as a going concern.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.

ITEM 6.	EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description

10.1
First Amendment to Lock Up and Plan Support Agreement dated as of April 16, 2010 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, FX Luxury Las Vegas I, LLC, FX Luxury Las Vegas II, LLC, LIRA Property Owner, LLC and LIRA LLC (1)

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
_________________

(1) Incorporated by reference from the registrant’s Current Report on Form 8-K dated April 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

FX Real Estate and Entertainment Inc.

By:
Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board

By:
Gary McHenry Principal Financial Officer

May 17, 2010

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer