Form 10-Q
period 2010-06-30
FX Real Estate & Entertainment Inc.
filed 2010-08-16
CIK 1410402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, there were 65,403,876 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

As has been disclosed previously, FX Real Estate and Entertainment Inc. (the “Company”) is in severe financial distress and may not be able to continue as a going concern. The Company has no current cash flow and cash on hand as of August 13, 2010 is not sufficient to fund its short-term liquidity requirements, including its ordinary course obligations as they come due. As has been disclosed previously, on April 21, 2010, the Company’s remaining Las Vegas subsidiary, namely FX Luxury Las Vegas I, LLC (the “Las Vegas Subsidiary”), filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada (Case No. 10-17015) (the “Chapter 11 Bankruptcy Proceeding”), pursuant to which the Las Vegas Subsidiary presented its pre-packaged plan in accordance with a lock-up agreement (the “Effective Lock Up Agreement”) with the first lien lenders with respect to their mortgage loan, and the Newco Entities, two corporate affiliates (LIRA Property Owner, LLC and its parent LIRA, LLC) of Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino, who are directors, executive officers and/or greater than 10% stockholders of the Company (this Effective Lock Up Agreement is referred to as the “Old Lock-Up Agreement” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as  filed on April 14, 2010 with the Securities and Exchange Commission).

As has been disclosed previously, on June 2, 2010, the Effective Lock Up Agreement terminated in accordance with its terms and is of no further force or effect (except for certain provisions thereof that survived in accordance with their terms and otherwise for purposes of determining the amount of any applicable adequate protection payments authorized by the Bankruptcy Court in the Chapter 11 Bankruptcy Proceeding).  Nevertheless, the Las Vegas Subsidiary is still a debtor in possession in the Chapter 11 Bankruptcy Proceeding.  The parties to the Effective Lock Up Agreement acknowledged that the Effective Lock Up Agreement terminated in accordance with its terms because the Las Vegas Subsidiary sought Bankruptcy Court approval of revised bidding procedures for sale of the Las Vegas Property (approximately 17.72 contiguous acres of real property located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada) and a modified cash collateral order. As a result of termination of the Effective Lock Up Agreement, the prearranged sale of the Las Vegas Property to the Newco Entities is of no further force or effect. Because the Effective Lock Up Agreement’s termination was not a "fault-based" termination, the Newco Entities received a full refund of their $2.2 million deposit for the prearranged sale.

The Bankruptcy Court terminated the Las Vegas Subsidiary’s exclusivity to present a plan in the Chapter 11 Bankruptcy Proceeding and is allowing interested parties to present competing plans of  to the Bankruptcy Court. Thus far, certain of the second lien lenders have presented a preliminary competing plan of reorganization and another party has presented a letter of intent for a sale of the Las Vegas Subsidiary’s assets.  No plan may be implemented without approval of the Bankruptcy Court.  The first lien lenders are not permitted to proceed with their pending trustee’s sale of the Las Vegas Property so long as the Bankruptcy Court stay remains in effect.  The first lien lenders recently moved to have the stay lifted, but the Bankruptcy Court continued the first lien lenders’ motion to August  27, 2010 and reaffirmed the stay.

Invariably, the Las Vegas Property will either be liquidated in the Chapter 11 Bankruptcy Proceeding under a Bankruptcy Court-approved plan of liquidation or the Las Vegas Subsidiary will be reorganized with the Company’s equity interests being cancelled. In this report, we refer to the ultimate Court-approved plan of liquidation or reorganization under which the Las Vegas Property will be liquidated as the “Liquidation Plan.”  Under the Liquidation Plan, it is extremely unlikely the Company will either participate in any material way in or receive any material benefit from such liquidation of the Las Vegas Property.

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

As has been previously disclosed, the Company has been evaluating a new line of business to develop a certain amusement ride since the end of the first quarter of 2010.  The Company is in late stage negotiations with a private company and its principal to obtain from them a world-wide exclusive license to use the technology and intellectual property to develop this amusement ride.  There is no assurance that the Company’s late stage negotiations with these counterparties will result in any formal arrangement between them or, if such formal arrangement is achieved, that the Company will be able to obtain the necessary financing to implement this new line of business.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 FX Real Estate and Entertainment Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2010	December 31,
	Unaudited	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,112	$343
Restricted cash	1,752	172
Marketable securities	---	---
Rent and other receivables, net of allowance for doubtful accounts of $469 at June 30, 2010 and $162 at December 31, 2009	94	379
Prepaid expenses and other current assets	1,172	1,450

Total current assets	4,130	2,344
Investment in real estate:
Land	133,537	133,537
Building and improvements	32,890	32,859
Furniture, fixtures and equipment	710	690
Less: accumulated depreciation	(30,410)	(29,385)

Net investment in real estate	136,727	137,700
Acquired lease intangible assets, net	972	1,000

Total assets	$141,829	$141,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$59,388	$38,489
Debt in default (see note 8)	454,000	454,000
Due to related parties	1,180	1,180
Other current liabilities	13	14
Acquired lease intangible liabilities, net	5	7
Unearned rent and related revenue	514	478

Total current liabilities	515,100	494,168
Other long-term liabilities	---	---

Total liabilities	515,100	494,168
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share of Non-Voting Designated Preferred Stock and 1,398 shares of Series A Convertible Preferred Stock issued and outstanding at June 30, 2010 and at December 31, 2009	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,403,876 shares and 63,841,377 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	654	638
Additional paid-in-capital	302,549	300,480
Subscription receivable	---	(4)
Accumulated deficit	(676,474)	(654,238)

Total stockholders’ deficit	(373,271)	(353,124)

Total liabilities and stockholders’ deficit	$141,829	$141,044

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Revenue	$4,206	$4,767

Operating expenses:
Selling, general and administrative expenses	2,412	2,449
Depreciation and amortization	514	506
Operating and maintenance	1,096	1,057
Debt restructuring costs	669	1,136
Real estate taxes	483	471
Impairment of land (see note 2)	--	76,970
Impairment of capitalized development costs

Total operating expenses	5,174	82,589

Loss from operations	(968)	(77,822)
Interest income	(1)	2
Interest expense	(10,341)	(10,342)
Other expense	--	(79)
Loss from incidental operations

Net loss	(11,310)	(88,241)
Basic and diluted loss per share	$(0.17)	$(1.70)
Basic and diluted average number of common shares outstanding	64,917,765	51,992,417

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Revenue	$8,467	$9,382

Operating expenses:
License fees (see note 9)	--	(10,000)
Selling, general and administrative expenses	4,103	6,505
Depreciation and amortization	1,025	1,013
Operating and maintenance	2,309	2,188
Debt restructuring costs	1,729	1,991
Real estate taxes	967	919
Impairment of land (see note 2)	--	76,970
Impairment of capitalized development costs

Total operating expenses	10,133	79,586

Loss from operations	(1,666)	(70,204)
Interest income	(2)	20
Interest expense	(20,569)	(20,721)
Other expense	--	(217)
Loss from incidental operations

Net loss	(22,237)	(91,122)
Basic and diluted loss per share	$(0.34)	$(1.75)
Basic and diluted average number of common shares outstanding	65,162,163	51,992,592

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net loss	$(22,237)	$(91,122)
Adjustments to reconcile net loss to cash used in operating activities:
Reversal of license fees		(10,000)
Impairment of land		76,970
Impairment of available-for-sale securities		377
Impairment of capitalized development costs
Gain on sales of marketable securities		(251)
Gain on disposal of assets		91
Depreciation and amortization	1,025	1,013
Deferred financing cost amortization		54
Share-based payments	198	382
Minority interest
Provision for accounts receivable allowance	307	227
Changes in operating assets and liabilities:
Receivables	(22)	(338)
Other current and non-current assets	306	525
Accounts payable and accrued expenses	20,900	9,429
Accrued license fees	--
Due to related parties		(92)
Unearned revenue	36	247
Other	(3)	(830)

Net cash (used in) provided by operating activities	510	(13,318)

Cash flows from investing activities:
Restricted cash	(1,580)	29,436
Proceeds from sales of marketable securities		4,105
Proceeds from sale of assets
Purchase of property and equipment	(52)	(15)
Capitalized development costs

Net cash (used in) provided by investing activities	(1,632)	33,526

Cash flows from financing activities:
Principal payment on mortgage loan		(21,000)
Repayment of margin loan		(741)
Proceeds from private placement of stock units	1,891
Capital contributions Sternlicht		45
Repayment of related party debt
Repayment of notes
Proceeds from sale of Marquis jet cards		95
Preferred distribution to related party
Deferred financing and leasing costs
Contribution from noncontrolling interest

Net cash (used in) provided by financing activities	1,891	(21,601)

Net (decrease) / increase in cash and equivalents	769	(1,393)
Cash and cash equivalents — beginning of period	343	2,659

Cash and cash equivalents — end of period	$1,112	$1,266

Supplemental cash flow data:
Cash paid for interest	$1,242	$6,993
Cash paid for debt restructuring expenses	$1,729	$1,991

Supplemental cash flow information:

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2010 (in thousands):

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Share-Based Payments (unpaid)	$0	$0

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of June 30, 2010 and December 31, 2009 and for the three and  six months ended June 30, 2010 and 2009 reflect the results of operations of FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FX Luxury, LLC (“FXLR”). The financial information in this report for the three and six months ended June 30, 2010 and 2009 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the full year.

The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Certain prior period amounts presented have been reclassified to conform to the current period presentation.

2.	Organization and Background

Business of the Company

                The Company’s business consists of owning and operating the Las Vegas Property (17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada). The Las Vegas Property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas Property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property. Since then, however, the Las Vegas Subsidiary has defaulted on the $475 million mortgage loan secured by the Las Vegas Property.  The Company continued commercial leasing activities until on June 23, 2009, when as a result of the default under the first mortgage loan, the first lien lenders had a receiver appointed to take control of the property and, as a consequence, the Las Vegas Subsidiary no longer manages or operates such property.  As described in the Explanatory Note on page 3 of this report, the Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented to liquidate the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will either participate in any material way in or receive any material benefit from such liquidation of the Las Vegas Property.  The loss of the Las Vegas Property, which is substantially the entire business of the Company, will have a material adverse effect on the Company’s business, financial condition, prospects and ability to continue as a going concern.  If the Company is to continue, then a new or different business will need to be developed and there is no assurance that such a business could or would be possible or that the Company could obtain the necessary financing to allow implementation of such business.   As has been previously disclosed, the Company has been evaluating a new line of business to develop a certain amusement ride since the end of the first quarter of 2010.  The Company is in late stage negotiations with a private company and its principal to obtain from them a world-wide exclusive license to use the technology and intellectual property to develop this amusement ride.  There is no assurance that the Company’s late stage negotiations with these counterparties will result in any formal arrangement between them or, if such formal arrangement is achieved, that the Company will be able to obtain the necessary financing to implement this new line of business.

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

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As described in the Explanatory Note on page 3 of this report, the Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented to liquidate the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will either participate in any material way in or receive any material benefit from such liquidation of the Las Vegas Property.

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

Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standard Board (FASB) issued ASU No. 2010-06, which requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption of this ASU did not result in a material impact to the Company’s  consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.

5.	Marketable Securities

Marketable securities at March 31, 2009 consisted of the shares of common stock of the Riviera Holdings Corporation [AMEX: RIV] (“Riv Shares”), a company that owns and operates the Riviera Hotel & casino in Las Vegas, Nevada and the Blackhawk Casino in Blackhawk, Colorado. These securities are classified as available for sale in accordance with the provision of Financial Accounting standards concerning  Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value. Based on the Company’s evaluation of the underlying reasons for the decline in value associated with the Riv Shares, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operates, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company determined that the losses were other-than-temporary as of March 31, 2009 and December 31, 2008.  During the six months ended June 30, 2009, the Company sold all of its Riviera shares (1,410,363 shares) for net proceeds of $4.1 million and recorded a charge of $0.1 million in its consolidated statement of operations for such period.

6.	Loss Per Share/Common Shares Outstanding

Earnings (loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share . Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the six months ended June 30, 2010 and 2009, 12,793,350 and 10,892,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of Metroflag as incidental operations. Therefore, all operations will be included as part of income (loss) from operations for the six months ended June 30, 2010.

8.	Debt and Notes Payable

Debt in Default

The Company’s consolidated debt as of June 30, 2010 included mortgage loans on the Las Vegas Property in the aggregate principal amount of $475 million (collectively the “Mortgage Loan”).

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

On January 6, 2009, following the Las Vegas Subsidiary’s (including its predecessors’) failure to repay the Mortgage Loan at maturity, the first lien lenders under the Mortgage Loan delivered their demand for repayment of all of the obligations owed to them under the Mortgage Loan, including the first lien principal amount of $280 million.  On January 5, 2009 (a day before the second lien lenders’ portion of the Mortgage Loan matured), the second lien lenders under the Mortgage Loan delivered a written demand for repayment of all of the obligations owed to them under the Mortgage Loan, including the second lien principal amount of $195 million. The second lien lenders’ written demand, which was delivered prior to the Mortgage Loan maturity date, cited the covenant defaults. On January 30, 2009, the first lien lenders seized the cash collateral reserve accounts established under the Loan from which the Las Vegas Subsidiary (including its predecessors) had been drawing working capital funds to meet ordinary expenses, including operating the Las Vegas Property, and applied $21 million of that amount to the outstanding principal under the first lien loan.  The Company operated the Las Vegas Property through its Las Vegas Subsidiary (including its predecessors)  until June 23, 2009, when a receiver was appointed as a result of the first lien lenders exercising remedies under the loan default.  After the Las Vegas Subsidiary’s (including its predecessors’) default on the Mortgage Loan on January 6, 2009 and until June 23, 2009, the property revenues were paid into a collateral account maintained under the supervision of the first lien lender and the Company applied for disbursements to pay for expenses incurred in connection with property operations.  After that date and until April 21, 2010, when the Las Vegas Subsidiary filed the Chapter 11 Bankruptcy Proceeding and became debtor-in-possession, the receiver was in charge of operating, leasing, and managing the property, and the Company was no longer involved in such activities.  For the period in which the receiver was in charge, the Company’s results are reported in reliance on the financial records maintained by the receiver.

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

On July 13, 2009, the Las Vegas Subsidiary received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas Property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Such proposed sale was initially scheduled for September 9, 2009 and has since been adjourned multiple times as follows:  to October 21, 2009, November 18, 2009, December 22, 2009, February 3, 2010, March 25, 2010, April 22, 2010, and to August 31, 2010.  However, the first lien lenders are not permitted to proceed with their pending trustee’s sale of the Las Vegas Property so long as the Bankruptcy Court stay remains in effect during the Chapter 11 Bankruptcy Proceeding.  The first lien lenders recently moved to have the stay lifted, but the Bankruptcy Court continued the first lien lenders’ motion to August 27, 2010 and reaffirmed the stay.

At June 30, 2010, interest rates on the Mortgage Loan were at one-month LIBOR plus applicable margins of 50 basis points on the $250 million tranche; 300 basis points on the $30 million tranche; and 800 basis points on the $195 million tranche; the effective interest rates on each tranche at December 31, 2009 were 5.75%, 8.25% and 13.25%, respectively, including a 2% default rate on each of the tranches which was effective since the Mortgage Loan went into default.

As described in the Explanatory Note on page 3 of this report, the Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented to liquidate the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will either participate in any material way in or receive any material benefit from such liquidation of the Las Vegas Property.

As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas Property to its then estimated fair value of $218.8 million. The global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Despite early signs of stabilization in the first quarter of 2009, the economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor.  The Company obtained an update of the appraisal as of December 31, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $79.1 million to the value of the land.

Notes Payable

Bear Stearns Loan — On September 26, 2007, the Company obtained a $7.7 million margin loan from Bear Stearns, which, along with the loan from CKX, Inc. (“CKX”), was used to fund the exercise of an option to acquire an additional 573,775 shares of Riviera Holdings Corporation’s common stock at a price of $23 per share. The Company’s shares of Riviera common stock were pledged as collateral for the margin loan with Bear Stearns. As of December 31, 2008, the Company made payments of approximately $7.3 million to pay down the margin loan in conjunction with these loan requirements; the remaining $0.4 million plus interest of $0.3 million was repaid in January 2009 with a portion of the proceeds from the sale of Riviera shares.  During the six months ended June 30, 2009, the Company sold all of its Riviera shares (1,410,363 shares) for net proceeds of $4.1 million and recorded a charge of $0.1 million in its consolidated statement of operations for such period.

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

Accounting for Minimum Guaranteed License Payments

The Company accounted for the 2008 minimum guaranteed license payments under the EPE and MAE license agreements ratably over the period of the benefit. Accordingly, the Company included license fee expense of $10 million in its consolidated statement of operations for the year ended December 31, 2008. In the first quarter of 2009, the Company reversed the $10 million of license fee expense recorded in the year ended December 31, 2008 due to the termination of the license agreement.

10.	Acquired Lease Intangibles

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues, was less than $0.1 million for the three and six months ended June 30, 2010, and $0.1 million for the three and six months ended June 30, 2009. Acquired lease intangibles liabilities are related to below-market leases under which the Company is the lessor. The weighted-average amortization period of acquired lease intangible liabilities is approximately 4.6 years.

Acquired lease intangibles consist of the following (in thousands):
	June 30, 2010	December 31, 2009

Assets
Above-market leases	$582	$582
In-place leases	1,320	1,320
Accumulated amortization	(930)	(902)

Net	$972	$1,000

Liabilities
Below-market leases	$111	$111
Accumulated accretion	(106)	(104)

Net	$5	$7

11.	Derivative Financial Instruments

Pursuant to the terms specified in the Las Vegas Subsidiary’s Mortgage Loan (as described in note 8), the Company entered into interest rate cap agreements (the “Cap Agreements”) with Credit Suisse with notional amounts totaling $475 million. The Cap Agreements are tied to the Mortgage Loan and converts a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lender to protect the lender against the fluctuating market interest rate. The Cap Agreements were not designated as cash flow hedges under Accounting Standards and as such the change in fair value is recorded as adjustments to interest expense. The Cap Agreement expired on July 23, 2008. In connection with the extension of the Mortgage Loan, the Company entered into an interest rate cap agreement with similar terms that expired on January 6, 2009. There were no changes in fair value of the Cap Agreements for the three and six months ended June 30, 2009.

12.	Share-Based Payments

 Compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses is being recognized ratably over the vesting periods of the grants and was $0.1million and $0.2 million for the three and six months ended June 30, 2010, respectively, and $0.8 million and $0.4 million for the three and six months ended June 30, 2009, respectively.

Share-based payments of stock option grants were executed during the six months ended June 30, 2010.  The payments were made to directors to satisfy a liability accrued during 2009 of approximately $0.3 million.

13.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three and six months ended June 30, 2010 and 2009, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2010.

There are no income tax audits currently in process with any taxing jurisdictions.

14.	Litigation

Las Vegas Subsidiary Bankruptcy Filing

As described in the Explanatory Note on page 3 of this report, the Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented to liquidate the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will either participate in any material way in or receive any material benefit from such liquidation of the Las Vegas Property.
Stockholder Derivative Lawsuit

As has previously been disclosed, on April 29, 2010, the Company was notified that it has been named as a nominal defendant in a derivative lawsuit filed on April 28, 2010 by stockholders The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (collectively, “Huff”) on behalf of the Company in the New York Supreme Court in Manhattan, New York (Index No. 650338-10) against the Company’s directors Harvey Silverman, Michael J. Meyer, John D. Miller, Robert Sudack, Paul C. Kanavos and Robert F.X. Sillerman, and Brett Torino, a stockholder and former officer of the Company.  The filing of the lawsuit was precipitated by the Las Vegas Subsidiary’s filing of the Chapter 11 Bankruptcy Proceeding.   In its lawsuit, Huff alleges that such director defendants and stockholder defendant, as a former officer of the Company, breached their fiduciary duties of care and loyalty to the Company, its creditors and its non defendant stockholders by, among other things, (i) committing or permitting acts of misconduct such as self-dealing and disloyalty, without  justifiable excuse, (ii) causing the Company to be contractually bound to transfer the Las Vegas Property to the Newco Entities and (iii) usurping various corporate opportunities with respect to the Las Vegas Property for which Huff is seeking on behalf of the Company damages of not less than $100 million, plus punitive damages.  In addition, Huff alleges substantially the same claims against defendants Messrs. Kanavos and Torino for which Huff is seeking on behalf of the Company damages of not less than $50 million, plus punitive damages.   The Company was formally served with the lawsuit on May 5, 2010 and filed a motion to dismiss the lawsuit on July 16, 2010. The Company believes the lawsuit is without merit and intends to vigorously defend against it.  Shortly after filing the lawsuit, Huff filed a motion in the Las Vegas Subsidiary’s Chapter 11 Bankruptcy Proceeding to have a chapter 11 trustee appointed in the proceeding to preempt implementation of the Liquidation Plan as contemplated by the since terminated Effective Lock-Up Agreement citing substantially the same claims alleged in Huff’s foregoing lawsuit, which motion has been voluntarily adjourned by Huff until September 27, 2010.

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

                For the three and six months ended June 30, 2009, CKX incurred and billed FXRE $0.1 million and $0.2 million, respectively, for professional services, consisting primarily of accounting and legal services.  The agreement was terminated on June 30, 2009.

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the three and six months ended June 30, 2010, Flag incurred and billed FXRE $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2009, Flag incurred and billed FXRE $0.1 million and $0.2 million, respectively.  The services provided for the three and six months ended June 30, 2010 and 2009 were approved by the Company’s audit committee. The fees for the three and six months ended June 30, 2010 have not been paid, while the fees for the three and six months ended June 30, 2009 have been paid.   All of these fees were for professional services, consisting primarily of accounting and legal services incurred, provided by Flag on behalf of FXRE.

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

Preferred Priority Distribution

                In connection with CKX’s $100 million investment in FXLR on June 1, 2007, Flag retained a $45 million preferred priority distribution right in FXLR, which amount was payable upon the consummation of certain predefined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements described in note 2. From and after November 1, 2007, Flag is entitled to receive an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Mr. Sillerman, Mr. Kanavos and Brett Torino, are entitled to receive their pro rata participation of the $45 million preferred priority distribution right held by Flag, when paid by FXLR, based on their ownership interest in Flag.

As of June 30, 2010, $15 million of the preferred priority distribution right in FXLR remains to be paid to Flag, plus, as of June 30, 2010, the accrued priority return was $ 1.1 million.

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

On June 4, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 99 units at a purchase price of $1,000 per Unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 12,484.39 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date and (ii) 200%) at an exercise price of $0.2403 per share (such exercise price representing 150% of the closing price referenced in preceding clause (i)). The warrants are exercisable for a period of 5 years. The Company generated aggregate proceeds of $99,000 from the sale of the units.

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

Under this letter of intent, the Company had been afforded a 90-day exclusivity period through June 10, 2010 for the purposes of evaluating the counterparties’ business and the feasibility of developing an amusement ride in, among other venues, Orlando, Florida, as well as negotiating related agreements. In connection therewith, the Company has agreed to incur expenses of approximately $500,000.  The Company is in late stage negotiations with the private company and its principal to obtain from them a world-wide exclusive license to use the technology and intellectual property to develop this amusement ride.  There is no assurance that the Company’s late stage negotiations with these counterparties will result in any formal arrangement between them or, if such formal arrangement is achieved, that the Company will be able to obtain the necessary financing to implement this new line of business.

650 Madison Avenue Office Space

Since April 1, 2009, the Company has sublicensed certain space from CKX.  The terms of the agreement runs concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX is responsible for payment of the full rental amount each month to the sublandlord, and the Company will pay its pro rata share of the rent for the space it occupies to CKX, with such payments to be made on the first day of every month during the term. The agreement is terminable at the Company’s option on 90 days written notice, and is terminable at the option of CKX upon the failure of the Company to make a single rental payment when due, subject to a five (5) day cure period.  For the six  months ended June 30, 2010, rent payments to CKX totaled $73,858.

16.	Subsequent Events

Private Placement of Preferred Stock Units

On July 7, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 102 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock, and (y) a warrant to purchase up to 14,869.88 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date and (ii) 200%) at an exercise price of $0.2018 per share (such exercise price representing 150% of the closing price referred to in the preceding clause (i)). The warrants are exercisable for a period of 5 years. The Company generated aggregate proceeds of $102,000 from the sale of the units. The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes.

After giving effect to the sale of shares of Series A Convertible Preferred Stock on July 7, 2010, the Company has issued and sold all 1,500 authorized shares of Series A Convertible Stock.

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

As described in the Explanatory Note on page 3 of this report, on June 2, 2010, the Effective Lock Up Agreement terminated in accordance with its terms and is of no further force or effect (except for certain provisions thereof that survived in accordance with their terms and otherwise for purposes of determining the amount of any applicable adequate protection payments authorized by the Bankruptcy Court in the Chapter 11 Bankruptcy Proceeding).  Nevertheless, the Las Vegas Subsidiary is still a debtor in possession in the Chapter 11 Bankruptcy Proceeding and a Liquidation Plan will eventually be implemented to liquidate the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will either participate in any material way in or receive any material benefit from such liquidation of the Las Vegas Property.

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

As has been previously disclosed, the Company has been evaluating a new line of business to develop a certain amusement ride since the end of the first quarter of 2010.  The Company is in late stage negotiations with a private company and its principal to obtain from them a world-wide exclusive license to use the technology and intellectual property to develop this amusement ride.  There is no assurance that the Company’s late stage negotiations with these counterparties will result in any formal arrangement between them or, if such formal arrangement is achieved, that the Company will be able to obtain the necessary financing to implement this new line of business.

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

As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas Property to its then estimated fair value of $218.8 million. The global financial crisis has had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. Despite early signs of stabilization in the first quarter of 2009, the economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor.  The Company obtained an update of the appraisal as of December 31, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $79.1 million to the value of the land.

Consolidated Operating Results Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue for the three months ended June 30, 2010 was $4.2 million.  Operating expenses were $1.1 million, which includes no land impairment charge.

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

Revenue

Revenue decreased $0.6 million in the second quarter of 2010 as compared to the second quarter of 2009 due primarily to the expiration of some long-term tenant leases which reduced monthly revenues.  All operations are included as part of income from operations for the three months ended June 30, 2010.

Operating Expenses

Actual operating expenses, excluding depreciation, decreased in the second quarter of 2010 by $77.4 million primarily due to a decrease of $77.0 million in land impairment charges recorded in the second quarter of 2009.  This decrease also includes a decrease of $0.5 million in debt restructuring costs including legal and bank fees and other related costs and a decrease of less than $0.1 million in selling, general and administrative expenses due to a reduction in salaries and wages.  Included in corporate overhead expenses for the three months ended June 30, 2010 is a charge of $0.1 million in non-cash compensation and less than $0.1 million in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization was approximately the same in the second quarter of 2010 as compared to the second quarter of 2009 due primarily to the cessation of the development plan and the financial distress of the company.

Interest Income/Expense

Interest expense, net, was approximately the same in the second quarter of 2010 as compared to the second quarter of 2009  as the same  interest rates were in effect for both  periods..

Loss from Incidental Operations

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income from operations for the three months ended June 30, 2010.

Income Taxes

For the three months ended June 30, 2010 and 2009, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Consolidated Operating Results Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue for the six months ended June 30, 2010 was $8.5 million.  Operating expenses were $ 2.3 million, which includes no land impairment charge.

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

Revenue

Revenue decreased $0.9 million in the six months ended June 30, 2010 as compared to same period last year due primarily to the expiration of some long-term tenant leases which reduced monthly revenues.  All operations are included as part of income from operations for the six months ended June 30, 2010.

Operating Expenses

Actual operating expenses, excluding depreciation, decreased in the six months ended June 30, 2010 by $69.5 million primarily due to a decrease of $77.0 million in land impairment charges recorded in the six months ended June 30, 2009.  This decrease also includes a decrease of $0.3 million in debt restructuring costs including legal and bank fees and other related costs and a decrease of $2.4 million in selling, general and administrative expenses due to a reduction in salaries and wages. Included in corporate overhead expenses for the six months ended June  30, 2010 is a charge of $0.1 million in non-cash compensation and less than $ 0.1 million in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization was approximately the same in the six months ended June 30, 2010 as compared to the same period last year due primarily to the cessation of the development plan and the financial distress of the company.

Interest Income/Expense

Interest expense, net, decreased $0.1 million in the six months ended June 30, 2010 as compared to same period last year due to, lower interest rates in the 2009 period and a reduction in outstanding mortgage loans due to a $21 million principal payment made in January 2009, offset by the 2.0% penalty interest charged due to the default of the loan.

Loss from Incidental Operations

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income from operations for the six months ended June 30, 2010.

Income Taxes

For the six months ended June 30, 2010 and 2009, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Liquidity and Capital Resources

As a result of the 2008 disruption in the capital markets and the 2008 economic downturn in the United States, and Las Vegas in particular, in the third quarter of 2008, we determined not to proceed with our originally proposed plan for the redevelopment plan of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property. Since then, however, as described below, the Las Vegas Subsidiary (including its predecessors) has defaulted on the $475 million mortgage loan on the Las Vegas Property. The Company operated the Las Vegas Property through its Las Vegas Subsidiary (including its predecessors) until June 23, 2009, when a receiver was appointed as a result of the first lien lenders exercising remedies under the loan default.  After the Las Vegas Subsidiary’s (including its predecessors’) default on the mortgage loan on January 6, 2009 and until June 23, 2009, the Las Vegas Property revenues were paid into a collateral account maintained under the supervision of the first lien lender and the Company applied for disbursements to pay for expenses incurred in connection with property operations.  After that date and until April 21, 2010, when the Las Vegas Subsidiary filed the Chapter 11 Bankruptcy Proceeding and became debtor-in-possession, the receiver was in control of operating, leasing, and managing the property, and the Las Vegas Subsidiary was no longer involved in such activities.  For the period in which the receiver was in control, the Company’s results are reported in reliance on the financial records maintained and provided to it by the receiver.

The Company is in severe financial distress and may not be able to continue as a going concern. The Company has no current cash flow and cash on hand is not sufficient to fund its short-term liquidity requirements, including its ordinary course obligations as they come due. As described in the Explanatory Note on page 3 of this report, the Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented to liquidate the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will either participate in any material way in or receive any material benefit from such liquidation of the Las Vegas Property.

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

As has been previously disclosed, the Company has been evaluating a new line of business to develop a certain amusement ride since the end of the first quarter of 2010.  The Company is in late stage negotiations with a private company and its principal to obtain from them a world-wide exclusive license to use the technology and intellectual property to develop this amusement ride.  There is no assurance that the Company’s late stage negotiations with these counterparties will result in any formal arrangement between them or, if such formal arrangement is achieved, that the Company will be able to obtain the necessary financing to implement this new line of business.

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

During the six months ended June 30, 2010, we were able fund our business activities and obligations as they became due with the following sources of capital:

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

 On June 4, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 99 units at a purchase price of $1,000 per Unit. Each unit consists of (x) one share of the Company’s newly issued Series A Convertible Preferred Stock and (y) a warrant to purchase up to 12,484.39 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series A Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date and (ii) 200%) at an exercise price of $0.2403 per share (such exercise price representing 150% of the closing price referenced in preceding clause (i)). The warrants are exercisable for a period of 5 years. The Company generated aggregate proceeds of $99,000 from the sale of the units.

Because the foregoing private placements involved certain of the Company’s directors and certain greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.  The Company used the aggregate proceeds from these private placements for working capital requirements and for general corporate purposes, except that the Company has committed to use the proceeds from the March 11, 2010 private placement to fund expenses associated with evaluating a new line of business for the development of an amusement ride as noted earlier in this report.

Cash Flow for the Six Months Ended June 30, 2010 and 2009

Operating Activities

Cash provided by operating activities of $0.5 million for the six months ended June 30, 2010 consisted primarily of the net loss for the period of $22.2 million, which includes depreciation and amortization costs of $1.0 million and share-based payments of $0.2 million.  There was an increase in working capital levels during the quarter of $11.9 million for the six months ended June 30, 2010.

Investing Activities

Cash used in investing activities of $1.6 million for the six months ended June 30, 2010 primarily reflects restricted cash used.

Financing Activities

Cash provided by financing activities of $1.9 million for the six months ended June 30, 2010 reflects proceeds from private placements of stock.

Uses of Capital

At June 30, 2010, we had $454 million of debt outstanding and $1.1 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.  In total, we generated aggregate gross proceeds of approximately $1.9 million from sales under the private placements of  common stock and preferred stock units, as described earlier.

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

            Application of Critical Accounting Policies

During the six months ended June 30, 2010, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report on Form 10-K for the year fiscal year ended December 31, 2009.

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

Interest Rate Risk

The $475 million mortgage loan pays interest at variable rates ranging from 5.75% to 13.25% at June 30, 2010. We entered into an interest rate agreement with a major financial institution which capped the maximum Eurodollar base rate payable under the loan at 5.5%. The interest rate cap agreement expired on July 23, 2008. A new rate cap agreement to protect the one-month LIBOR rate at a maximum of 3.5% was purchased in conjunction with the extension of the Mortgage Loan effective July 6, 2008. This rate cap agreement lapsed on January 6, 2009 in conjunction with the maturity of the loan.

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

As of June 30, 2010, the Company was unable to remediate these material weaknesses because of its limited financial and human resources.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2010. Based on this evaluation, and in light of the material weaknesses described above under “Changes in Internal Control over Financial Reporting”, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with generally accepted accounting principles. Nevertheless, management believes that the financial statements are fairly stated and that all required disclosures have been made.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to note 14 to the Company’s Consolidated Financial Statements included elsewhere in this report for the information required by this Item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As described in the Explanatory Note on page 3 of this report, the Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented to liquidate the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will either participate in any material way in or receive any material benefit from such liquidation of the Las Vegas Property.

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

ITEM 6 .	EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
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

August 13, 2010

 INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer