Form 10-Q
period 2010-09-30
FX Real Estate & Entertainment Inc.
filed 2010-11-01
CIK 1410402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were 65,403,876 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

As has been disclosed previously, FX Real Estate and Entertainment Inc. (the “Company”) is in severe financial distress and may not be able to continue as a going concern. The Company has no current cash flow and cash on hand as of November 1, 2010 is not sufficient to fund its short-term liquidity requirements, including its ordinary course obligations as they come due.  The Company’s ability to continue as a going concern will depend on whether or not the Company can successfully capitalize and finance, implement and operate its new line of business, as described below.

New Line of Business: SkyView™

As previously reported in the Company’s Current Report on Form 8-K dated September 10, 2010, the Company’s wholly-owned subsidiary, Circle Entertainment SV-I, LLC (“Circle Entertainment”) has entered into an Exclusive License Agreement (the "License Agreement") with William J. Kitchen ("Kitchen") and US ThrillRides, LLC, Kitchen’s wholly-owned corporate affiliate ("ThrillRides" and together with Kitchen, the "ThrillRides Parties"), pursuant to which the ThrillRides Parties have granted a worldwide exclusive license to Circle Entertainment to use and commercially exploit all of Kitchen’s patents, ThrillRides’ trademark and Kitchen’s other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance (collectively, the "SkyView Technology").   Concurrently with their entry into the License Agreement, Circle Entertainment and the ThrillRides Parties also entered into a related Development Agreement (the "Development Agreement") pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on behalf of Circle Entertainment.   For a description of the terms and conditions of the License Agreement and the Development Agreement, reference is made to note 2 of the consolidated financial statements included elsewhere in this report.

The SkyView Technology is expected to be the foundation of the Company’s new location-based entertainment line of business.  The Company intends to commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remains under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Complete development of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to complete development of the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to commercially exploit the SkyView Technology as described above or otherwise.

Las Vegas Bankruptcy

As has been disclosed previously, on April 21, 2010, the Company’s Las Vegas subsidiary, namely FX Luxury Las Vegas I, LLC (the “Las Vegas Subsidiary”), filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada (Case No. 10-17015) (the “Chapter 11 Bankruptcy Proceeding”).  As has been previously disclosed, the Bankruptcy Court terminated the Las Vegas Subsidiary’s exclusivity to present a plan of organization or liquidation in the Chapter 11 Bankruptcy Proceeding and is allowing interested parties to present competing plans to the Bankruptcy Court.  The first lien lenders and the second lien lenders had filed competing plans of reorganization with the Bankruptcy Court prior to October 12, 2010. On October 12, 2010, a majority-in-interest of the second lien lenders, with the support of the first lien lenders, filed a third amended plan of reorganization with the Bankruptcy Court. Neither such plan of reorganization nor any other plan of reorganization or liquidation may be implemented without approval of the Bankruptcy Court. These second lien lenders have requested the Bankruptcy Court to approve such plan of reorganization on November 8, 2010   The first lien lenders are not permitted to proceed with their pending trustee’s sale of the Las Vegas Property so long as the Bankruptcy Court stay remains in effect.  Invariably, under a Bankruptcy Court-approved plan of liquidation or reorganization,  the Company will surrender ownership of the Las Vegas Property.  In this report, we refer to the ultimate Court-approved plan of liquidation or reorganization under which the Company will surrender ownership of the Las Vegas Property as the “Liquidation Plan.”  Under the Liquidation Plan, it is extremely unlikely the Company will receive any material interest or benefit of any nature.  The loss of the Las Vegas Property, which was substantially the entire business of the Company, will have a material adverse effect on the Company’s business and financial condition.

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

  FX Real Estate and Entertainment Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2010	December 31,
	Unaudited	2009
ASSETS
Current assets:
Cash and cash equivalents	$879	$343
Restricted cash	1,736	172
Marketable securities	---	---
Rent and other receivables, net of allowance for doubtful accounts of $487 at September 30, 2010 and $162 at December 31, 2009	170	379
Prepaid expenses and other current assets	1,695	1,449

Total current assets	4,480	2,343
Investment in real estate:
Land	133,537	133,537
Building and improvements	32,890	32,859
Furniture, fixtures and equipment	710	690
Less: accumulated depreciation	(30,928)	(29,385)

Net investment in real estate	136,209	137,701
Other assets, net	1,650	1,000

Total assets	$142,339	$141,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$69,877	$38,489
Debt in default (see note 8)	454,000	454,000
Due to related parties	1,180	1,180
Other current liabilities	14	14
Acquired lease intangible liabilities, net	3	7
Unearned rent and related revenue	287	478

Total current liabilities	525,361	494,168
Other long-term liabilities	---	---

Total liabilities	525,361	494,168
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share of Non-Voting Designated Preferred Stock issued and outstanding at September 30, 2010 and December 31, 2009, 1,500 and -0- shares of Series A Convertible Preferred Stock issued and outstanding at September 30, 2010 and December 31, 2009, respectively, and 950 and -0- shares of Series B Convertible Preferred Stock issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,403,876 shares and 63,841,377 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	654	638
Additional paid-in-capital	304,152	300,480
Subscription receivable	---	(4)
Accumulated deficit	(687,828)	(654,238)

Total stockholders’ deficit	(383,022)	(353,124)

Total liabilities and stockholders’ deficit	$142,339	$141,044

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Revenue	$4,362	$4,553

Operating expenses:
Selling, general and administrative expenses	2,245	1,393
Depreciation and amortization	519	506
Operating and maintenance	942	1,337
Debt restructuring costs	1,097	805
Real estate taxes	456	483
Impairment of land (see note 2)	---	---
Impairment of capitalized development costs	---	---

Total operating expenses	5,259	4,524

Loss from operations	(897)	29
Interest income	(1)	1
Interest expense	(10,456)	(10,455)
Other expense	---	---
Loss from incidental operations	---	---

Net loss	(11,354)	(10,425)
Basic and diluted loss per share	$(0.17)	$(0.19)
Basic and diluted average number of common shares outstanding	65,403,876	56,159,085

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.
  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Revenue	$12,829	$13,935

Operating expenses:
License fees (see note 9)	---	(10,000)
Selling, general and administrative expenses	6,347	7,897
Depreciation and amortization	1,544	1,518
Operating and maintenance	3,251	3,525
Debt restructuring costs	2,826	2,796
Real estate taxes	1,423	1,402
Impairment of land (see note 2)	---	76,970
Impairment of capitalized development costs	---	---

Total operating expenses	15,391	84,108

Loss from operations	(2,562)	(70,173)
Interest income	(3)	19
Interest expense	(31,025)	(31,176)
Other expense	---	(217)
Loss from incidental operations	---	---

Net loss	(33,590)	(101,547)
Basic and diluted loss per share	$(0.51)	(1.81)
Basic and diluted average number of common shares outstanding	65,243,620	$56,159,085

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.
  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities:
Net loss	$(33,590)	$(101,547)
Adjustments to reconcile net loss to cash used in operating activities:
Reversal of license fees	---	(10,000)
Impairment of land	---	76,970
Impairment of available-for-sale securities	---	377
Impairment of capitalized development costs
Gain on sales of marketable securities	---	(251)
Gain on disposal of assets	---	91
Depreciation and amortization	1,544	1,518
Deferred financing cost amortization	---	54
Share-based payments	290	533
Minority interest
Provision for accounts receivable allowance	487	301
Changes in operating assets and liabilities:
Receivables	(278)	(590)
Other current and non-current assets	(403)	204
Accounts payable and accrued expenses	31,388	19,165
Accrued license fees
Due to related parties	---	(193)
Unearned revenue	(191)	193
Other	(4)	(827)

Net cash (used in) operating activities	(757)	(14,002)

Cash flows from investing activities:
Restricted cash	(1,564)	29,207
Proceeds from sales of marketable securities	---	4,105
Proceeds from sale of assets	---	95
Purchase of property and equipment	(52)	(43)
Capitalized development costs

Net cash (used in) provided by investing activities	(1,616)	33,364

Cash flows from financing activities:
Principal payment on mortgage loan	---	(21,000)
Repayment of margin loan	---	(741)
Proceeds from private placement of stock units	2,909	250
Capital contributions Sternlicht	---	45
Repayment of related party debt
Preferred distribution to related party
Deferred financing and leasing costs
Contribution from noncontrolling interest

Net cash (used in) provided by financing activities	2,909	(21,446)

Net (decrease) / increase in cash and equivalents	536	(2,084)
Cash and cash equivalents — beginning of period	343	2,659

Cash and cash equivalents — end of period	$879	$575

Supplemental cash flow data:
Cash paid for interest	$1,242	$8,291
Cash paid for debt restructuring expenses	$2,826	$2,796
Warrant valuation	$493	---

See accompanying notes to consolidated financial statements.

Supplemental cash flow information:

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2010 (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Share-Based Payments (unpaid)	$290	$533

See accompanying notes to consolidated financial statements.

FX Real Estate and Entertainment Inc.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 reflect the results of operations of FX Real Estate and Entertainment Inc. (“FXRE” or the “Company”), a Delaware corporation, and its consolidated subsidiaries, including FX Luxury, LLC (“FXLR”). The financial information in this report for the three and nine months ended September 30, 2010 and 2009 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the full year.

The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Certain prior period amounts presented have been reclassified to conform to the current period presentation.

2.	Organization and Background

Business of the Company

As indicated in the Explanatory Note on page 3 of this report, the Company through its subsidiary Circle Entertainment has acquired the exclusive right to use and exploit the SkyView Technology.  The SkyView Technology is expected to be the foundation of the Company’s new location-based entertainment line of business.  The Company intends to commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remains under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Complete development of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to complete development of the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to commercially exploit the SkyView Technology as described above or otherwise.

The Company’s new location-based entertainment line of business is intended to supersede the Company’s original business of owning and operating the Las Vegas Property, the ownership of which the Company will surrender under the Liquidation Plan.

New Line of Business: SkyView™

On September 10, 2010, Circle Entertainment entered into the License Agreement with the ThrillRides Parties, pursuant to which the ThrillRides Parties have granted a worldwide exclusive license to Circle Entertainment to use and commercially exploit the SkyView Technology.

Concurrently with their entry into the License Agreement, Circle Entertainment and the ThrillRides Parties also entered into the Development Agreement, pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on behalf of Circle Entertainment.

A brief description of the terms and conditions of the License Agreement and the Development Agreement follows. Such description of the License Agreement and the Development Agreement is not complete and is qualified in its entirety by reference to the full text of the License Agreement and the Development Agreement, copies of which are filed with the Company’s Current Report on Form 8-K dated September 10, 2010 as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference.

License Agreement

The License Agreement has an initial term of twenty (20) years unless sooner terminated in accordance with its terms. The initial 20-year term renews automatically for successive five (5) year periods, at Circle Entertainment’s option, unless Circle Entertainment provides written notice of non-renewal to Kitchen at least 190 days prior to the expiration of the initial term or the then current renewal period, as applicable.

Circle Entertainment has an exclusive world wide license for current and future SkyView Technology. Circle Entertainment has the right to sublicense the SkyView license to unaffiliated third party licensees.

Under the License Agreement, the Company issued to Kitchen and his designees warrants to purchase up to 3,750,000 shares of Company common stock at an exercise price of $0.20 per share (subject to anti-dilution protection from stock splits and similar events during the term of the warrants). These warrants have five-year terms and are immediately exercisable, provided that they are subject to cancellation upon a fault-based termination of the License Agreement by either of the ThrillRides Parties.

Circle Entertainment is required to make the following royalty payments to Kitchen:

● advance royalty payments of $50,000 a month until the earlier of a firm order and deposit for construction of the first SkyView or termination of the License Agreement or the Development Agreement, provided that advance royalty payments are subject to being credited at specified rates against the construction royalty payments described in the following bullet;

● construction royalty payments equal to 5% of the "Total Cost" (as such term is defined in the License Agreement) of "Construction and Installation" (as such term is defined in the License Agreement) of each SkyView, payable in proportion to payments made for such costs to contractors and vendors of the applicable SkyView;

● profit royalty payments equal to 5% of the "Profit" (as such term is defined in the License Agreement) derived from the sale of each SkyView to an unaffiliated third party, payable as collections are made under the related purchase agreement and limited to 80% of the projected Profit until the complete purchase price is paid at which time a true-up is made for the actual Profit;

● operating royalty payments equal to 2% of the "Gross Revenues" (as such term is defined in the License Agreement) received from the operation of each SkyView; and

● sublicense royalty payments equal to 25% of the Gross Revenues received by Circle Entertainment from each unaffiliated third party sublicensee of a SkyView.

The License Agreement is terminable by Circle Entertainment or the ThrillRides Parties as follows:

● by Circle Entertainment after thirty (30) months if Circle Entertainment reasonably believes another Ferris-wheel type product will be more competitive than SkyViews;

● by Circle Entertainment or the ThrillRides Parties if (i) any representation or warranty of the other party is untrue or misleading in any material respect or the other party defaults in performing any of its obligations under the License Agreement or the Development Agreement (subject to applicable grace or curative periods), or (ii) the other party is involuntarily put into liquidation, conservatorship or similar proceedings and such proceedings are not vacated within 90 days of initiation, or (iii) the other party voluntarily submits to liquidation, conservatorship or similar proceedings; and

● by the ThrillRides Parties if either of the performance standards described below is not met by Circle Entertainment due to any cause other than a material default of the ThrillRides Parties or a force majeure event.

Circle Entertainment is subject to two (2) performance standards under the License Agreement. Under the first performance standard, Circle Entertainment is required to sell a minimum of three (3) SkyViews under a binding agreement or have three (3) SkyViews built or under construction (i.e., firm order and deposit in hand) within 30 months of the date of entry into the License Agreement (subject to extension for force majeure events specified in the License Agreement). Under the second performance standard, Circle Entertainment is required to either sell another three (3) SkyViews or have another three (3) SkyViews built or under construction within 66 months of the date of entry into the License Agreement (subject to extension for force majeure events specified in the License Agreement).

Upon termination of the License Agreement by Circle Entertainment because of a default by either of the ThrillRides Parties, the previously described warrants are be subject to cancellation and any shares purchased thereunder and not already sold in the open market are subject to the Company’s repurchase at cost. Upon termination of the License Agreement by any party, the existing SkyViews and any under construction may be finished and continue to be operated under the same economic terms as the License Agreement, whether by Circle Entertainment or any sublicensee.

The License Agreement provides for bilateral indemnification for third party claims proximately caused by or directly resulting from any breach by a party of its representations, warranties or covenants. The ThrillRides Parties’ indemnity obligations to Circle Entertainment are joint and several and are limited to the total amount of royalties and advances paid or payable by Circle Entertainment under the License Agreement. Circle Entertainment’s indemnity obligations are equally limited to the total amount of royalties and advances paid or payable by Circle Entertainment under the License Agreement. The foregoing limitations do not protect a party which commits fraud or gross negligence.

The License Agreement provides for bilateral non-competition covenants and provides Circle Entertainment with a right of first refusal to acquire the SkyView Technology if either of the ThrillRides Parties receives an offer of purchase therefor from a third party.

Development Agreement

Under the Development Agreement, the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on behalf of Circle Entertainment. Kitchen is principally responsible for supervising construction and installation of each SkyView until it is in operation, including identifying and recommending for retention by Circle Entertainment providers of services and vendors. ThrillRides is further responsible for research and development for the purpose of keeping SkyViews up to date.

Circle Entertainment is required to compensate ThrillRides for its services by making construction payments to ThrillRides equal to five percent (5%) of the "Total Cost" (as such term defined in the License Agreement) of "Construction and Installation" (as such term is defined in the License Agreement) of each SkyView. If Kitchen dies or is permanently disabled and Circle Entertainment terminates the Development Agreement for either such reason, Circle Entertainment is required to continue making the constructions payments for so long as the License Agreement remains in effect, but at the following reduced rates depending on when the termination of the Development Agreement occurs: 1.5% if the termination occurs within the first 10 years, 2% if the termination occurs after the first 10 years but before the 15th year, and 2.5% if the termination occurs after the first 15 years.

The Development Agreement is generally terminable upon the same basis as the License Agreement (except Circle Entertainment may terminate the Development Agreement under certain circumstances upon Kitchen’s death or permanent disability) and contains the same bilateral non-competition covenants and limitations on liability as the License Agreement.

Original Business: Las Vegas Property

The Company’s original business consisted of owning and operating the Las Vegas Property (17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada). The Las Vegas Property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas Property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property. Since then, however, the Las Vegas Subsidiary has defaulted on the $475 million mortgage loan secured by the Las Vegas Property.  The Company continued commercial leasing activities until June 23, 2009, when as a result of the default under the first mortgage loan, the first lien lenders had a receiver appointed to take control of the property and, as a consequence, the Las Vegas Subsidiary no longer manages or operates such property.  The Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented whereby the Company will surrender ownership of the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will receive any material interest or benefit of any nature  The loss of the Las Vegas Property, which was substantially the entire business of the Company, will have a material adverse effect on the Company’s business, financial condition, and prospects.  The Company’s ability to continue as a going concern will depend on whether or not the Company can successfully capitalize and finance, implement and operate its new line of business based upon the SkyView Technology.

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

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As described in the Explanatory Note on page 3 of this report, the Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented whereby the Company will surrender ownership of the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will receive any material interest or benefit of any nature.

The Company intends to commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remains under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Complete development of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to complete development of the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to commercially exploit the SkyView Technology as described above or otherwise.

We have received opinions from our auditors expressing substantial doubt as to our ability to continue as a going concern. Investors are encouraged to read the information set forth herein in order to better understand the financial condition of, and risks of investing in, the Company.

The accompanying consolidated financial statements do not include any additional adjustments that might result from the Company’s surrendering ownership of the Las Vegas Property under the Liquidation Plan.

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

Earnings (loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the nine months ended September 30, 2010 and 2009, 10,892,794 and 10,892,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of Metroflag as incidental operations. Therefore, all operations will be included as part of income (loss) from operations for the nine months ended September 30, 2010.

8.	Debt and Notes Payable

Debt in Default

The Company’s consolidated debt as of September 30, 2010 included mortgage loans on the Las Vegas Property in the aggregate principal amount of $475 million (collectively the “Mortgage Loan”).

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

On January 6, 2009, following the Las Vegas Subsidiary’s (including its predecessors’) failure to repay the Mortgage Loan at maturity, the first lien lenders under the Mortgage Loan delivered their demand for repayment of all of the obligations owed to them under the Mortgage Loan, including the first lien principal amount of $280 million.  On January 5, 2009 (a day before the second lien lenders’ portion of the Mortgage Loan matured), the second lien lenders under the Mortgage Loan delivered a written demand for repayment of all of the obligations owed to them under the Mortgage Loan, including the second lien principal amount of $195 million. The second lien lenders’ written demand, which was delivered prior to the Mortgage Loan maturity date, cited the covenant defaults. On January 30, 2009, the first lien lenders seized the cash collateral reserve accounts established under the Loan from which the Las Vegas Subsidiary (including its predecessors) had been drawing working capital funds to meet ordinary expenses, including operating the Las Vegas Property, and applied $21 million of that amount to the outstanding principal under the first lien loan.  The Company operated the Las Vegas Property through its Las Vegas Subsidiary (including its predecessors) until June 23, 2009, when a receiver was appointed as a result of the first lien lenders exercising remedies under the loan default.  After the Las Vegas Subsidiary’s (including its predecessors’) default on the Mortgage Loan on January 6, 2009 and until June 23, 2009, the property revenues were paid into a collateral account maintained under the supervision of the first lien lender and the Company applied for disbursements to pay for expenses incurred in connection with property operations.  After that date and until April 21, 2010, when the Las Vegas Subsidiary filed the Chapter 11 Bankruptcy Proceeding and became a debtor in possession, the receiver was in charge of operating, leasing, and managing the property, and the Company was no longer involved in such activities.  For the period in which the receiver was in charge, the Company’s results are reported in reliance on the financial records maintained by the receiver.

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

On July 13, 2009, the Las Vegas Subsidiary received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee will cause the Las Vegas Property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the property. Such proposed sale was initially scheduled for September 9, 2009 and has since been adjourned multiple times as follows:  to October 21, 2009, November 18, 2009, December 22, 2009, February 3, 2010, March 25, 2010, April 22, 2010, and to August 31, 2010.  However, the first lien lenders are not permitted to proceed with their pending trustee’s sale of the Las Vegas Property so long as the Bankruptcy Court stay remains in effect during the Chapter 11 Bankruptcy Proceeding.  The first lien lenders recently moved to have the stay lifted, but the Bankruptcy Court continued the first lien lenders’ motion to November 8, 2010 and reaffirmed the stay.

At September 30, 2010, interest rates on the Mortgage Loan were at one-month LIBOR plus applicable margins of 50 basis points on the $250 million tranche; 300 basis points on the $30 million tranche; and 800 basis points on the $195 million tranche; the effective interest rates on each tranche at December 31, 2009 were 5.75%, 8.25% and 13.25%, respectively, including a 2% default rate on each of the tranches which was effective since the Mortgage Loan went into default.

As described in the Explanatory Note on page 3 of this report, the Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented whereby the Company will surrender ownership of the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will any material interest or benefit of any nature.

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

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues, was less than $0.1 million for the three and nine months ended September 30, 2010 as well as for the three and nine months ended September 30, 2009. Acquired lease intangibles liabilities are related to below-market leases under which the Company is the lessor. The weighted-average amortization period of acquired lease intangible liabilities is approximately 4.6 years.

Acquired lease intangibles consist of the following (in thousands):
	September 30, 2010	December 31, 2009

Assets
Above-market leases	$582	$582
In-place leases	1,320	1,320
Accumulated amortization	(945)	(902)

Net	$957	$1,000

Liabilities
Below-market leases	$111	$111
Accumulated accretion	(108)	(104)

Net	$3	$7

11.	Derivative Financial Instruments

Pursuant to the terms specified in the Las Vegas Subsidiary’s Mortgage Loan (as described in note 8), the Company entered into interest rate cap agreements (the “Cap Agreements”) with Credit Suisse with notional amounts totaling $475 million. The Cap Agreements are tied to the Mortgage Loan and converts a portion of the Company’s floating-rate debt to a fixed-rate for the benefit of the lender to protect the lender against the fluctuating market interest rate. The Cap Agreements were not designated as cash flow hedges under Accounting Standards and as such the change in fair value is recorded as adjustments to interest expense. The Cap Agreement expired on July 23, 2008. In connection with the extension of the Mortgage Loan, the Company entered into an interest rate cap agreement with similar terms that expired on January 6, 2009. There were no changes in fair value of the Cap Agreements for the three and nine months ended September 30, 2009.

12.	Share-Based Payments

 Compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses is being recognized ratably over the vesting periods of the grants and was $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2009, respectively.

Share-based payments of stock option grants were executed during the nine months ended September 30, 2010.  The payments were made to directors to satisfy a liability accrued during 2009 of approximately $0.3 million.

13.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three and nine months ended September 30, 2010 and 2009, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2010.

There are no income tax audits currently in process with any taxing jurisdictions.

14.	Litigation

Las Vegas Subsidiary Bankruptcy Filing

As described in the Explanatory Note on page 3 of this report, the Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented whereby the Company will surrender ownership of the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will receive any material interest or benefit of any nature.

Stockholder Derivative Lawsuit

As has previously been disclosed, on April 29, 2010, the Company was notified that it has been named as a nominal defendant in a derivative lawsuit filed on April 28, 2010 by stockholders The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (collectively, “Huff”) on behalf of the Company in the New York Supreme Court in Manhattan, New York (Index No. 650338-10) against the Company’s directors Harvey Silverman, Michael J. Meyer, John D. Miller, Robert Sudack, Paul C. Kanavos and Robert F.X. Sillerman, and Brett Torino, a stockholder and former officer of the Company.  The filing of the lawsuit was precipitated by the Las Vegas Subsidiary’s filing of the Chapter 11 Bankruptcy Proceeding.   In its lawsuit, Huff alleges that such director defendants and stockholder defendant, as a former officer of the Company, breached their fiduciary duties of care and loyalty to the Company, its creditors and its non defendant stockholders by, among other things, (i) committing or permitting acts of misconduct such as self-dealing and disloyalty, without  justifiable excuse, (ii) causing the Company to be contractually bound to transfer the Las Vegas Property to the Newco Entities and (iii) usurping various corporate opportunities with respect to the Las Vegas Property for which Huff is seeking on behalf of the Company damages of not less than $100 million, plus punitive damages.  In addition, Huff alleges substantially the same claims against defendants Messrs. Kanavos and Torino for which Huff is seeking on behalf of the Company damages of not less than $50 million, plus punitive damages.  The Company was formally served with the lawsuit on May 5, 2010 and filed a motion to dismiss the lawsuit on July 16, 2010.   The Company’s motion to dismiss is pending before the Court.

The Company believes the lawsuit is without merit and intends to vigorously defend against it.  Shortly after filing the lawsuit, Huff filed a motion in the Las Vegas Subsidiary’s Chapter 11 Bankruptcy Proceeding to have a chapter 11 trustee appointed in the proceeding to preempt implementation of the Liquidation Plan as contemplated by the since terminated Effective Lock-Up Agreement citing substantially the same claims alleged in Huff’s foregoing lawsuit, which motion has been voluntarily adjourned by Huff until November 8, 2010.

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

For the three and nine months ended September 30, 2009, CKX incurred and billed FXRE $0.1 million and $0.2 million, respectively, for professional services, consisting primarily of accounting and legal services.  The agreement was terminated on June 30, 2009.

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the three and nine months ended September 30, 2010, Flag incurred and billed FXRE less than $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2009, Flag incurred and billed FXRE $0.1 million and $0.2 million, respectively.  The services provided for the three and nine months ended September 30, 2010 and 2009 were approved by the Company’s audit committee. The fees for the three and nine months ended September 30, 2010 have not been paid, while the fees for the three and nine months ended September 30, 2009 have been paid.   All of these fees were for professional services, consisting primarily of accounting and legal services incurred, provided by Flag on behalf of FXRE.

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

Preferred Priority Distribution

In connection with CKX’s $100 million investment in FXLR on June 1, 2007, Flag retained a $45 million preferred priority distribution right in FXLR, which amount was payable upon the consummation of certain predefined capital transactions, including the payment of $30 million from the proceeds of the rights offering and sales under the related investment agreements completed in 2008. From and after November 1, 2007, Flag is entitled to receive an annual return on the preferred priority distribution equal to the Citibank N.A. prime rate as reported from time to time in the Wall Street Journal. Mr. Sillerman, Mr. Kanavos and Brett Torino, are entitled to receive their pro rata participation of the $45 million preferred priority distribution right held by Flag, when paid by FXLR, based on their ownership interest in Flag

As of September 30, 2010, $15 million of the preferred priority distribution right in FXLR remains to be paid to Flag, plus, as of September 30, 2010, the accrued priority return was $1.3 million.

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

Series A Preferred Stock

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

Because the foregoing private placements involved certain of the Company’s directors and certain greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.  The Company used the aggregate proceeds from these private placements for working capital requirements and for general corporate purposes, except that the Company committed to use and has since used the proceeds from the March 11, 2010 private placement to fund expenses associated with evaluating a new line of business in connection with its entry into a letter of intent with the ThrillRides Parties.  Based upon this letter of intent, the Company’s subsidiary Circle Entertainment and the ThrillRides Parties negotiated and entered into the License Agreement and the Development Agreement for the SkyView Technology.

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

Series B Preferred Stock

On August 17, 2010, the Company created 2,500 shares of Series B Convertible Preferred Stock by filing a Certificate of Designation (the "Series B Certificate of Designation") with the Secretary of State of the State of Delaware thereby amending its Amended and Restated Certificate of Incorporation, as amended.  The designation, powers, preferences and rights of the shares of Series B Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are contained in the Series B Certificate of Designation and are summarized as follows:

● The shares of Series B Convertible Preferred Stock have an initial stated value of $1,000 per share, which is subject to increase periodically to include accrued and unpaid dividends thereon (as increased periodically, the "Stated Value").

● The shares of Series B Convertible Preferred Stock are entitled to receive quarterly cumulative cash dividends at a rate equal to 8% per annum of the Stated Value whenever funds are legally available and when and as declared by the Company’s board of directors. The dividend rights of the Series B Convertible Preferred Stock are on a parity with the dividend rights of the Company’s outstanding Series A Convertible Preferred Stock.

● Each share of Series B Convertible Stock is convertible into shares of Company common stock at a conversion prices equal to 120% of the weighted average closing price per share of Company common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable date of issuance (the "Conversion Price"). The Conversion Price is subject to adjustment to give effect to dividends, stock splits, recapitalizations and similar events affecting the shares of Company common stock. The Conversion Price of the 150 shares of Series B Convertible Preferred Stock sold as part of the Units is $0.1919 per share.

● The shares of Series B Convertible Preferred Stock are convertible, at the option of the holders, into shares of Company common stock at the Conversion Price if at any time the closing price of the shares of Company common stock is at the Conversion Price for ten (10) consecutive trading days. The shares of Series B Convertible Preferred Stock are convertible each time for a period of 60-days thereafter.

● Upon the earlier of: (x) consummation of the Company’s sale (or series of related sales) of its capital stock (or securities convertible into its capital stock) from which the Company generates net proceeds of at least $25 million or (y) the fifth anniversary of the date of their issuance the Series B Convertible Preferred Stock shall automatically convert into the number of shares of Company common stock equal to the then current Stated Value divided by the Conversion Price.

● If at any time the closing price of the shares of Company common stock is at least 10 times the applicable weighted average closing price per share of Company common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable date of issuance of a particular share of Series B Convertible Preferred Stock for fifteen (15) consecutive trading days, the Company may redeem the outstanding Series B Convertible Preferred Stock at the then current Stated Value. The shares of Series B Convertible Preferred Stock are redeemable each time in whole or in part for a period of 120-days thereafter. The closing price of a share of Company common stock at which the 150 shares of Series B Convertible Preferred Stock sold as part of the Units become redeemable is $1.59 per share.

● The shares of Series B Convertible Preferred Stock are senior in liquidation preference to the shares of Company common stock and on parity with the Company’s outstanding Series A Convertible Preferred Stock.

● The shares of Series B Convertible Preferred Stock vote on an as-converted to common stock basis as a class with the outstanding shares of Company common stock and the Company’s outstanding Series A Convertible Preferred Stock (on an as-converted to common stock basis) (except as otherwise required by the Series B Certificate of Designation or applicable law).

● The consent of the holders of 51% of the outstanding shares of Series B Convertible Preferred Stock shall be necessary for the Company to: (i) increase the authorized number of shares of Series B Convertible Preferred Stock or alter, amend or change any of the terms, designations, powers, privileges or rights or restrictions provided for the benefit of the Series B Convertible Preferred Stock; (ii) create or issue any Company capital stock (or any securities convertible into any Company capital stock) having rights, preferences or privileges senior to or on parity with the Series B Convertible Preferred Stock; or (iii) amend the Company’s Amended and Restated Certificate of Incorporation or Bylaws in a manner that is materially adverse to the Series B Convertible Preferred Stock.

● From the date on which at least 1,667 shares of Series B Convertible Preferred Stock are outstanding (the "Series B Director Commencement Date"), the Company’s board of directors is required to increase its size by one member and cause such resulting vacancy to be filled by a director designated by the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock (the "Class B Director"). From the Series B Director Commencement Date until the date on which less than 50% of the shares of Series B Convertible Preferred Stock outstanding on the Series B Director Commencement Date are outstanding, the holders of the Series B Convertible Preferred Stock, voting as a separate class, have the right to elect one (1) Class B Director to the Company’s board of directors at each meeting of stockholders or each consent of the Company’s stockholders for the election of directors, and to remove from office such Class B Director and to fill the vacancy caused by the resignation, death or removal of such Class B Director. Each share of Series B Convertible Preferred Stock is entitled to one vote and any election or removal of the Class B Director shall be subject to the affirmative vote of the holders of a majority of the outstanding shares of Series B Convertible Preferred Stock.

● The Closing Price of any shares of Series B Convertible Preferred Stock issued will vary because the Closing Price as determined under the Series B Certificate of Designation is equal to the weighted average closing price per share of Company common stock as reported on the Pink Sheets over the 30-day period immediately preceding the date of issuance of each such share. The variance in the Closing Prices of any shares of Series B Convertible Preferred Stock issued will also cause variances in their respective Conversion Prices and, as such, on the prices at which any such shares are redeemable and the amount of shares of Company common stock into which any such shares are convertible. The Stated Values of any shares of Series B Convertible Preferred Stock issued also may vary if dividends accrue thereon without being paid because of variances in the dates on which dividends thereon begin accruing. The designation, powers, preferences and rights of the shares of Series B Convertible Preferred Stock are on parity with those of the Company’s outstanding Series A Convertible Preferred Stock.

The foregoing description of the Series B Convertible Preferred Stock is not complete and is qualified in its entirety by reference to the full text of the Series B Certificate of Designation, a copy of which is filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 18, 2010.

On August 17, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 150 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to 12,507.8 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date and (ii) 200%) at an exercise price of $0.2399 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The warrants are exercisable for a period of 5 years. The Company generated aggregate proceeds of $150,000 from the sale of the units.

On September 21, 2010, the Company entered into subscription agreements with certain of its directors and other accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 500 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to 14,306.15 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date and (ii) 200%) at an exercise price of $0.2097 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The warrants are exercisable for a period of 5 years. The Company generated aggregate proceeds of $500,000 from the sale of the units.

On September 27, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders and other accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 300 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Preferred Stock, and (y) a warrant to purchase up to 11,389.52 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200%) at an exercise price of $0.2634 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The warrants are exercisable for a period of 5 years. The Company generated aggregate proceeds of $300,000 from the sale of the units.

Because the foregoing private placements involved certain of the Company’s directors, officers, greater than 10% stockholders and affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.  The Company intends to use the aggregate proceeds from these private placements for working capital requirements and for general corporate purposes.

Compensatory Awards of FXL, Inc. Common Shares

On September 30, 2010, the Company implemented a compensatory program authorized by the Compensation Committee under which certain Company personnel were awarded 25% of the common shares of FXL, Inc., the Company’s direct subsidiary and indirect parent of the Las Vegas Subsidiary, for their diligence and efforts in preparing and overseeing the Las Vegas Subsidiary’s Chapter 11 Bankruptcy Proceeding.

 650 Madison Avenue Office Space

Since April 1, 2009, the Company has sublicensed certain space from CKX.  The terms of the agreement runs concurrent with the term of CKX’s sublease for the space (expiring in 2013). CKX is responsible for payment of the full rental amount each month to the sublandlord, and the Company will pay its pro rata share of the rent for the space it occupies to CKX, with such payments to be made on the first day of every month during the term. The agreement is terminable at the Company’s option on 90 days written notice, and is terminable at the option of CKX upon the failure of the Company to make a single rental payment when due, subject to a five (5) day cure period.  For the nine months ended September 30, 2010, rent payments to CKX totaled $111,484.

16.	Subsequent Events

On October 18 through October 22, 2010, the Company entered into subscription agreements with accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 800 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s Series B Convertible Preferred Stock, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referenced in preceding clause (i)).  The number of shares of the Company’s common stock underlying each warrant ranges from 8,090.61 shares to 8,322.93 shares and the exercise price per share at which each warrant is exercisable ranges from $0.360 to $0.371 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $800,000 from the sales of the units pursuant to the subscription agreements. The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes.

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

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our historical results of operations reflected in our historical financial statements are not indicative of our future results of operations given our imminent loss of the Las Vegas Property under the Liquidation Plan and our transition to our new line of business based upon the SkyView Technology .

The Company’s business has consisted of owning and operating the Las Vegas Property (17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada). The Las Vegas Property is currently occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas Property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property. Since then, however, as more fully described below, the Las Vegas Subsidiary has defaulted on the $475 million mortgage loan secured by the Las Vegas Property.  The Company continued commercial leasing activities until June 23, 2009, when as a result of the default under the first mortgage loan, the first lien lenders had a receiver appointed to take control of the property and, as a consequence, the Las Vegas Subsidiary no longer manages or operates such property.  As a result of the abandonment of the redevelopment plan, the Company recorded an impairment charge related to a write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2009. As described below, as a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company had recorded an impairment charge to land of $325.1 million in 2008, which charge reduced the carrying value of the Las Vegas Property to $218.8 million.  The Company obtained an update of the appraisal as of December 31, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $79.1 million to the value of the land.

As described elsewhere in this report, the Las Vegas Subsidiary is a debtor in possession in the Chapter 11 Bankruptcy Proceeding and a Liquidation Plan will eventually be implemented whereby the Company will surrender ownership of the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will receive any material benefit or interest.

The loss of the Las Vegas Property, which is substantially the entire business of the Company, will have a material adverse effect on the Company’s business, financial condition, prospects and ability to continue as a going concern.  The Company’s ability to continue as a going concern will depend on whether or not the Company can successfully capitalize and finance, implement and operate its new line of business based on the SkyView Technology.

As described elsewhere in this report, the Company through its subsidiary Circle Entertainment has acquired the exclusive right to use and exploit the SkyView Technology.  The SkyView Technology is expected to be the foundation of the Company’s new location-based entertainment line of business.  The Company intends to commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remains under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Complete development of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to complete development of the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to commercially exploit the SkyView Technology as described above or otherwise.

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

Consolidated Operating Results Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue for the three months ended September 30, 2010 was $4.4 million.  Operating expenses were $5.5 million, which includes no land impairment charge.

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

Revenue

Revenue decreased $0.2 million in the third quarter of 2010 as compared to the third quarter of 2009 due primarily to the expiration of some long-term tenant leases which reduced monthly revenues.  All operations are included as part of income from operations for the three months ended September 30, 2010.

Operating Expenses

Actual operating expenses, excluding depreciation, increased in the third quarter of 2010 as compared to the third quarter of 2009 by $1.0 million.  This increase includes an increase of $0.3 million in debt restructuring costs including legal and bank fees and other related costs and an increase of  $0.9 million in selling, general and administrative expenses due to the start-up costs of the SkyView Technology based business.  Included in corporate overhead expenses for the three months ended September 30, 2010 is a charge of $0.1 million in non-cash compensation and less than $0.1 million in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization was approximately the same in the third quarter of 2010 as compared to the third quarter of 2009 due primarily to the cessation of the development plan and the financial distress of the Company.

Interest Income/Expense

Interest expense, net, was approximately the same in the third quarter of 2010 as compared to the third quarter of 2009 as the same interest rates were in effect for both  periods.

Loss from Incidental Operations

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income from operations for the three months ended September 30, 2010.

Income Taxes

For the three months ended September 30, 2010 and 2009, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Consolidated Operating Results Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue for the nine months ended September 30, 2010 was $12.8 million.  Operating expenses were $15.6 million, which includes no land impairment charge.

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

Revenue

Revenue decreased $1.1 million in the nine months ended September 30, 2010 as compared to same period last year due primarily to the expiration of some long-term tenant leases which reduced monthly revenues.  All operations are included as part of income from operations for the nine months ended September 30, 2010.

Operating Expenses

Actual operating expenses, excluding depreciation, decreased in the nine months ended September 30, 2010 by $68.5 million primarily due to a decrease of $77.0 million in land impairment charges recorded in the nine months ended September 30, 2009.  This decrease also includes a increase of $0.3 million in debt restructuring costs including legal and bank fees and other related costs and a reversal of $(10.0) million in license fees . Included in corporate overhead expenses for the nine months ended September 30, 2010 is a charge of $0.3 million in non-cash compensation and less than $0.1 million in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization was approximately the same in the nine months ended September 30, 2010 as compared to the same period last year due primarily to the cessation of the development plan and the financial distress of the company.

Interest Income/Expense

Interest expense, net, decreased $0.2 million in the nine months ended September 30, 2010 as compared to same period last year due to, lower interest rates in the 2009 period and a reduction in outstanding mortgage loans due to a $21 million principal payment made in January 2009, offset by the 2.0% penalty interest charged due to the default of the loan.

Loss from Incidental Operations

In late September 2008, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas property and to continue the site’s current commercial leasing activities. As a result, effective October 1, 2008, the Company no longer classifies these operations of the Las Vegas subsidiaries as incidental operations. Therefore, all operations are included as part of income from operations for the nine months ended September 30, 2010.

Income Taxes

For the nine months ended September 30, 2010 and 2009, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

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

The Company is in severe financial distress and may not be able to continue as a going concern. The Company has no current cash flow and cash on hand is not sufficient to fund its short-term liquidity requirements, including its ordinary course obligations as they come due. As described elsewhere in this report, the Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented under which the Company will surrender ownership of the Las Vegas Property. Under the Liquidation Plan, it is extremely unlikely the Company will receive any material interest or  benefit.

As described elsewhere in this report, the Company through its subsidiary Circle Entertainment has acquired the exclusive right to use and exploit the SkyView Technology.  The SkyView Technology is expected to be the foundation of the Company’s new location-based entertainment line of business.  The Company intends to commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remains under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Complete development of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to complete development of the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to commercially exploit the SkyView Technology as described above or otherwise.

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

During the nine months ended September 30, 2010, we were able fund our business activities and obligations as they became due with the following sources of capital:

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

Series A Preferred Stock

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

Because the foregoing private placements involved certain of the Company’s directors and certain greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.  The Company used the aggregate proceeds from these private placements for working capital requirements and for general corporate purposes, except that the Company committed to use and has since used the proceeds from the March 11, 2010 private placement to fund expenses associated with evaluating a new line of business in connection with its entry into a letter of intent with the ThrillRides Parties.  Based upon this letter of intent, the Company’s subsidiary Circle Entertainment and the ThrillRides Parties negotiated and entered into the License Agreement and the Development Agreement for the SkyView Technology.

Series B Preferred Stock

On August 17, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 150 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to 12,507.8 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date and (ii) 200%) at an exercise price of $0.2399 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The warrants are exercisable for a period of 5 years. The Company generated aggregate proceeds of $150,000 from the sale of the units.

On September 21, 2010, the Company entered into subscription agreements with certain of its directors and other accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 500 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to 14,306.15 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date and (ii) 200%) at an exercise price of $0.2097 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The warrants are exercisable for a period of 5 years. The Company generated aggregate proceeds of $500,000 from the sale of the units.

On September 27, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders and other accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 300 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Preferred Stock, and (y) a warrant to purchase up to 11,389.52 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date  and (ii) 200%) at an exercise price of $0.2634 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The warrants are exercisable for a period of 5 years. The Company generated aggregate proceeds of $300,000 from the sale of the units.

Because the foregoing private placements involved certain of the Company’s directors, officers, greater than 10% stockholders and affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.  The Company intends to use the aggregate proceeds from these private placements for working capital requirements and for general corporate purposes.

Cash Flow for the Nine Months Ended September 30, 2010 and 2009

Operating Activities

Cash used in operating activities of $0.8 million for the nine months ended September 30, 2010 consisted primarily of the net loss for the period of $33.6 million, which includes depreciation and amortization costs of $1.5 million and share-based payments of $0.3 million.  There was an increase in working capital levels during the quarter of less than $0.1 million for the nine months ended September 30, 2010.

Investing Activities

Cash used in investing activities of $1.6 million for the nine months ended September 30, 2010 primarily reflects restricted cash used.

Financing Activities

Cash provided by financing activities of $2.9 million for the nine months ended September 30, 2010 reflects proceeds from private placements of stock.

Uses of Capital

At September 30, 2010, we had $454 million of debt outstanding and $0.9 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.  In total, we generated aggregate gross proceeds of approximately $2.9 million from sales under the private placements of common stock and preferred stock units, as described earlier.

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

Application of Critical Accounting Policies

During the nine months ended September 30, 2010, there have been no significant changes related to the Company’s critical accounting policies and estimates as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report on Form 10-K for the year fiscal year ended December 31, 2009.

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

Interest Rate Risk

The $475 million mortgage loan pays interest at variable rates ranging from 5.75% to 13.25% at September 30, 2010. We entered into an interest rate agreement with a major financial institution which capped the maximum Eurodollar base rate payable under the loan at 5.5%. The interest rate cap agreement expired on July 23, 2008. A new rate cap agreement to protect the one-month LIBOR rate at a maximum of 3.5% was purchased in conjunction with the extension of the Mortgage Loan effective July 6, 2008. This rate cap agreement lapsed on January 6, 2009 in conjunction with the maturity of the loan.

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

As of September 30, 2010, the Company was unable to remediate these material weaknesses because of its limited financial and human resources.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2010. Based on this evaluation, and in light of the material weaknesses described above under “Changes in Internal Control over Financial Reporting”, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with generally accepted accounting principles. Nevertheless, management believes that the financial statements are fairly stated and that all required disclosures have been made.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to note 14 to the Company’s consolidated financial statements included elsewhere in this report for the information required by this Item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As described in the Explanatory Note on page 3 of this report, the Las Vegas Subsidiary has been a debtor in possession in the Chapter 11 Bankruptcy Proceeding since April 21, 2010 and a Liquidation Plan will eventually be implemented under which the Company will surrender ownership of the Las Vegas Property.  Under the Liquidation Plan, it is extremely unlikely the Company will  receive any material interest or benefit of any nature.

The loss of the Las Vegas Property, which is substantially the entire business of the Company, will have a material adverse effect on the Company’s business, financial condition, prospects and ability to continue as a going concern.   The Company’s ability to continue as a going concern will depend on whether or not the Company can successfully capitalize and finance, implement and operate its new line of business based on the SkyView Technology, as described earlier in this report.

ITEM 6 .	EXHIBITS

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Description

3.1	Certificate of Designation of Series B Convertible Preferred Stock (1)

4.1	Certificate of Designation of Series B Convertible Preferred Stock (reference is made to Exhibit 3.1) (1)

10.1	Form of Subscription Agreement (1)

10.2	Form of Warrant (1)

10.3	Exclusive License Agreement entered into September 10, 2010 by and among William J. Kitchen, US ThrillRides, LLC and Circle Entertainment SV-I, LLC (2)

10.4	Development Agreement dated and effective as of September 10, 2010 by and among Circle Entertainment SV-I, LLC and US ThrillRides, LLC and William J. Kitchen (as to certain provisions thereof) (2)

10.5	Form of Warrant issued to William J. Kitchen and his designees (2)

31 .1†	Certification of Principal Executive Officer

31 .2†	Certification of Principal Financial Officer

32 .1†	Section 1350 Certification of Principal Executive Officer

32.2†	Section 1350 Certification of Principal Financial Officer
_________________
 †           Filed herewith

(1)           Incorporated by referenced from the Registrant’s Current Report on Form 8-K dated August 18, 2010

(2)           Incorporated by referenced from the Registrant’s Current Report on Form 8-K dated September 10, 2010

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
Gary McHenry Principal Financial Officer

November 1, 2010

 INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

31 .1	Certification of Principal Executive Officer

31 .2	Certification of Principal Financial Officer

32 .1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer