Form 10-K/A
period 2009-12-31
Circle Entertainment, Inc.
filed 2011-01-25
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____

Commission File No. 001-33902

Circle Entertainment Inc.
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

Documents Incorporated by Reference:   None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Circle Entertainment Inc. (formerly known as FX Real Estate and Entertainment Inc. through January 11, 2011) for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 14, 2010, is being filed for purposes of amending and restating Item 9A(T). Controls and Procedures, including certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2  that conform with the exact wording as provided in Item 601(b)(31) of Regulation S-K and having our principal financial officer and principal accounting officer sign the Annual Report on Form 10-K.

This Amendment No. 1 also includes our audited consolidated financial statements (as previously filed with the original Annual Report on Form 10-K), an updated signature page and currently dated certifications as required by Section 906 of the Sarbanes-Oxley Act of 2002. The remainder of the Company’s original Annual Report on Form 10-K is unchanged.  This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on  Form 10-K or modify or update those disclosures affected by subsequent events and should be read in conjunction with the original Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents to Financial Statements

Page

FX Real Estate and Entertainment Inc.

Reports of Independent Registered Public Accounting Firms	3-5

Consolidated Balance Sheets as of December 31, 2009 and 2008	6

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from May 11, 2007 through December 31, 2007, and Combined Statements of Operations (Predecessor) for the period from January 1, 2007 through May 10, 2007	7

Consolidated Statement of Cash Flows for the year ended December 31, 2009 and 2008 and for the period from May 11, 2007 through December 31, 2007, and Combined Statements of Cash Flows (Predecessor) for the period from January 1, 2007 through May 10, 2007	8

Consolidated Statement of Stockholders’ Equity /(Deficit) for the year ended December 31, 2009 and 2008 and for the period from May 11, 2007 to December 31, 2007 and Combined Statement of Members’ Equity (Predecessor) for the period from January 1, 2007 through May 10, 2007	9

Notes to Consolidated/Combined Financial Statements	10

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

See accompanying notes to consolidated and combined financial statements

 FX Real Estate and Entertainment Inc.

STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

			Consolidated	Combined
			Period from	Period from
	Consolidated	Consolidated	May 11, 2007	January 1, 2007
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	May 10,
	2009	2008	2007	2007
Revenue	$18,852	$6,009	$3,070	$2,079

Operating expenses:
License fees	(10,000)	10,000	10,000	—
Selling, general and administrative expenses	9,349	15,158	6,874	421
Depreciation and amortization expense	2,026	513	116	128
Operating and maintenance	4,768	2,592	276	265
Debt restructuring expense	4,290	—	—	—
Real estate taxes	1,886	615	194	153
Impairment of land	79,087	325,080	—	—
Impairment of capitalized development costs	—	10,683	12,672	—

Total operating expenses	91,406	364,641	30,132	967

Income (loss) from operations	(72,554)	(358,632)	(27,062)	1,112

Interest income	18	386	814	113
Interest expense	(41,631)	(49,040)	(31,471)	(14,557)
Other income (expense)	(217)	(41,670)	(6,358)	—
Loss from retirement of debt		—	—	(3,507)
Equity in earnings (losses) of affiliate	—	—	(4,969)	—
Income tax expense	(300)	—	—	—
Loss from incidental operations	—	(12,881)	(9,373)	(7,790)

Net loss	$(114,684)	(461,837)	(78,419)	(24,629)
Less: Net loss attributable to non-controlling interest	—	22	680	—

Net loss attributable to FX Real Estate and Entertainment Inc.	$(114,684)	$(461,815)	$(77,739)	$(24,629)

Basic and diluted loss per share	$(2.16)	$(9.67)	$(1.98)

Basis and diluted average number of common shares outstanding	53,118,438	47,773,323	39,290,247

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.
STATEMENTS OF CASH FLOWS
 (amounts in thousands)

			Consolidated	Combined
			Period from	Period from
	Consolidated	Consolidated	May 11, 2007	January 1,
	Year Ended	Year Ended	Through	2007
	December 31,	December 31,	December 31,	Through
	2009	2008	2007	May 10, 2007
Cash flows from operating activities:
Net loss	$(114,684)	$(461,837)	$(78,419)	$(24,629)
Adjustments to reconcile net loss to cash used by operating activities:
Reversal of licensing fee due to termination of agreement	(10,000)	—	—	—
Depreciation and amortization	2,026	16,386	10,983	8,472
Deferred financing cost amortization	54	8,328	6,760	41
Gain on sale of marketable securities	—	—	—	—
Loss on disposal of assets	91	—	—	—
Share-based payments	582	3,172	—	—
Loss on exercise of derivative	—	—	6,358	—
Impairment of available-for-sale securities	126	41,670	—	—
Impairment of land	79,088	325,080	—	—
Impairment of capitalized development costs		10,683	12,672	—
Equity in loss of an unconsolidated affiliate	—	—	4,969	36
Provision for accounts receivable allowance	145	(351)	—	—
Changes in operating assets and liabilities:
Receivables	(445)	575	120	(171)
Other current and non-current assets	(215)	(135)	(573)	(933)
Accounts payable and accrued expenses	28,518	(427)	2,985	(2,486)
Accrued license fees	—	—	10,000	—
Due to related parties	(193)	(1,650)	1,188	22
Unearned revenue	442	36	(767)	991
Other	(820)	(260)	770	27

Net cash used in operating activities	(15,285)	(58,730)	(22,954)	(18,630)

Cash flows provided by (used in) investing activities:
Restricted cash	29,642	45,394	934	11,541
Capitalized development costs		(9,024)	(1,233)	—
Development of real estate including land acquired	—	—	—	(45)
Acquisitions of real estate	(47)	(271)	—	—
Proceeds from sale of marketable securities	4,105	—	—	—
Purchase of Riviera interests	—	—	(21,842)	—
Purchase of shares in Riviera	—	—	(13,197)	—
Purchase of additional interest in Metroflag	—	—	(172,500)	—

Net cash provided by (used in) investing activities	33,700	36,099	(207,838)	11,496

Cash flows provided by (used in) financing activities:
Proceeds from private placement of units	870	7,925	—	—
Payment of mortgage loan extension costs		(14,988)	—	—
Repayment of related party debt		(7,054)	—	—
Proceeds from sale of Marquis Jet cards	95	—	—	—
Repayment of notes		(30,284)	—	—
Proceeds from rights offering and investment agreements, net		96,613	—	—
Preferred distribution to related party		(31,039)	—	—
Members’ capital contributions	—	—	100,000	—
Issuance of common stock		2,570	2,000	—
Repayment of Margin loan plus interest	(741)	—	—	—
Deferred financing costs		(1,669)	(3,738)	(10,536)
Borrowings under loan agreements and notes payable		—	142,694	306,543
Retirement/repayment of mortgage loans	(21,000)	—	—	(295,000)
Contribution from minority interest	45	657	—	—
(Repayments of) proceeds from Members’ loans	—	—	(7,605)	5,972

Net cash provided by (used in) financing activities	(20,731)	22,731	233,351	6,979

Net increase/(decrease) in cash and equivalents	(2,316)	100	2,559	(155)
Cash and cash equivalents — beginning of period	2,659	2,559	—	1,643

Cash and cash equivalents — end of period	$343	$2,659	$2,559	$1,488

Supplemental cash flow disclosures:
Cash paid for interest	$9,163	$38,103	$25,663	$17,102
Cash paid for debt restructuring	4,290	—	—	—
Non-cash financing and investing activities:
Contributions of assets for membership interests	$—	$—	$103,421	—

See accompanying notes to consolidated and combined financial statements

FX Real Estate and Entertainment Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands, except share data)

	Members’	Common Stock		Additional	Stock Subscription	Non-Controlling	Accumulated	Accumulated Other Comprehensive
	Equity	Shares	Amount	Paid-In-Capital	Receivable	Interest	Deficit	Loss	Total
Balance at January 1, 2007 (Predecessor)	$(24,739)	—	$—	$—	$—	$—	$—	$—	$(24,739)
Net loss	(24,629)	—	—	—	—	—	—	—	(24,629)

Balance at May 10, 2007 (Predecessor)	$(49,368)	—	$—	$—	$—	—	$—	$—	$(49,368)

Balance at May 11, 2007	$—	—	$—	$—	$—	$—	$—	$—	$—
Capital contributions	—	202	—	219,781	—	—	—	—	219,781
Reorganization of FXRE	—	39,290,045	393	—	—	—	—	—	393
Net loss	—	—	—	—	—	(680)	(77,739)	—	(78,419)
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	(2,461)	(2,461)

Balance at December 31, 2007	$—	39,290,247	$393	$219,781	$—	$(680)	$(77,739)	$(2,461)	$139,294
Rights offering	—	9,871,674	99	97,297	—	—	—		97,396
Termination of repurchase agreement	—	—	—	180	—	—	—	—	180
Private placement of units	—	2,264,289	23	7,187	—	—	—	—	7,210
Stock sale	—	500,000	5	2,565	—	—	—	—	2,570
Flag preferred distribution	—	—	—	(31,039)	—	—	—	—	(31,039)
Shares issued to independent directors	—	66,207	—	102	—	—	—	—	102
Stock option expense	—	—	—	3,069	—	—	—	—	3,069
Cash received from non-controlling interest	—	—	—	—	—	657	—	—	657
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	2,461	2,461
Net loss	—	—	—	—	—	(22)	(461,815)	—	(461,837)

Balance at December 31, 2008	$—	51,992,417	$520	$299,142	$—	$(45)	$(539,554)	$—	$(239,937)
Private placement of units		11,848,960	118	756	—	—	—	—	874
Stock subscription receivable	—	—	—	—	(4)	—	—	—	(4)
Stock option expense	—	—	—	582	—	—	—	—	582
Cash received from non-controlling interest	—	—	—	—	—	45	—	—	45
Net loss	—	—	—	—	—		(114,684)	—	(114,684)
Balance at December 31, 2009	$—	63,841,377	$638	$300,480	$(4)	$0	$(654,238)	$—	$(353,124)

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

Under the terms of the Order:

●	The Receiver took immediate and exclusive possession of the Receivership Property and is holding, operating, managing and leasing the Receivership Property;

●
The Receiver is required to take all commercially reasonable efforts to diligently analyze, evaluate, report with regard to, organize and categorize information relating to the Receivership Property so as to assist in the preparation for sale of the Receivership Property at foreclosure;

●	The Receiver is required to preserve the Receivership Property from loss, removal, material injury, destruction, substantial waste and loss of income there from; and

●	The Company’s Las Vegas Subsidiary was relieved of possession of, and any further obligation to administer, the Receivership Property.

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

As of December 31, 2009, $15 million of the preferred priority distribution right in FXLR remains to be paid to Flag, plus, as of December 31, 2009, the accrued priority return was $0.9 million . In connection with the private placement of units by the Company in July 2008 as described in note 2, Flag agreed to defer its right to receive additional payments towards satisfaction of the preferred priority distribution right from the proceeds of this private placement.

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

Because the foregoing private placements involved certain of the Company’s directors and certain greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.  The Company used the aggregate proceeds from these private placements for working capital requirements and for general corporate purposes, except that the Company has committed to use the proceeds from the March 11, 2010 private placement to fund expenses associated with evaluating a new line of business in connection with its entry into a letter of intent with a private company and its principal as described in Private Placements of Preferred Stock Units in Item 1 hereof.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal financial officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2009.  Based on this evaluation, the chief executive officer and principal financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective.

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

3. Based on management’s evaluation under this framework, the Company determined that there are material weaknesses in its internal control over financial reporting as of December 31, 2009, which are discussed below under “Changes in Internal Control over Financial Reporting.”  Accordingly, management has concluded that the Company’s internal control over financial reporting as of December 31, 2009 was not effective.

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

Circle Entertainment Inc.

By:	/s/ ROBERT F.X. SILLERMAN	January 24, 2011
Robert F.X. Sillerman
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	January 24, 2011
Robert F.X. Sillerman, Chairman of the Board

By:	/s/ GARY MCHENRY	January 24, 2011
Gary McHenry, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ PAUL C. KANAVOS	January 24, 2011
Paul C. Kanavos, Director

By:	/s/ MICHAEL MEYER	January 24, 2011
Michael Meyer, Director

By:
Harvey Silverman, Director

By:	/s/ ROBERT SUDACK	January 24, 2011
Robert Sudack, Director

By:	/s/ JOHN MILLER	January 24, 2011
John Miller, Director

 INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer