Form 10-K
period 2010-12-31
Circle Entertainment, Inc.
filed 2011-03-31
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to___________

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

None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, based on the closing price of such stock on the Pink Sheets on such date, was $3,189,564

As of March 25, 2011, there were 65,403,876 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

Circle Entertainment Inc.
Annual Report on Form 10-K
December 31, 2010

PART I

ITEM 1.  BUSINESS

As has been previously reported, on January 11, 2011, we changed our corporate name to “Circle Entertainment Inc.” from “FX Real Estate and Entertainment Inc.”   In this Annual Report on Form 10-K, unless the context indicates otherwise, the words “we,” “us,” “our,” “Circle Entertainment,” and the “Company” collectively refer to Circle Entertainment Inc. (formerly known as FX Real Estate and Entertainment Inc.) and its current consolidated subsidiaries, Circle Entertainment SV-I, LLC, FXL, Inc. and FX Luxury, LLC, and its former consolidated subsidiary, the Las Vegas Property Subsidiary (as defined below).  The words “Las Vegas Property Subsidiary” refers to FX Luxury Las Vegas I, LLC, into which its  predecessor entities and our then consolidated subsidiaries, as the  owners of  the Las Vegas Property (as defined below), were merged on November 5, 2009.   Prior to November 5, 2009, these predecessor entities include FX Luxury Las Vegas I, LLC, FX Luxury Las Vegas II, LLC, and FX Luxury Las Vegas Parent, LLC, and their predecessor entities, BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC.    The words “Las Vegas Property” refer to 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada.  As has been  previously reported, on December 15, 2010, the Las Vegas Property Subsidiary, which had been in Chapter 11 bankruptcy proceedings since April 21, 2010, reorganized and emerged from its Chapter 11 bankruptcy proceedings under new ownership.  As a result, we no longer have an ownership interest in the Las Vegas Property Subsidiary or the Las Vegas Property. Accordingly, the Las Vegas Property Subsidiary has been de-consolidated as of January 1, 2010 and is accounted for as a discontinued operation in our consolidated financial statements included elsewhere in this report.

Overview of Transition and Financial Condition of the Company

2010 was a transition year for the Company.  As has been previously reported, on December 15, 2010, our Las Vegas Property Subsidiary, which had been in Chapter 11 bankruptcy proceedings since April 21, 2010, reorganized and emerged from its Chapter 11 bankruptcy proceedings under new ownership. As a result, we no longer have an ownership interest in the Las Vegas Subsidiary or the Las Vegas Property.  The  Las Vegas Property was substantially our entire business.  For a description of the events surrounding our loss of the Las Vegas Property, refer to “The Company’s Former Line of Business” below.

As has been previously reported, on September 10, 2010, we, through our wholly-owned subsidiary Circle Entertainment SV-I, LLC, entered into an Exclusive License Agreement (the “License Agreement”) with William J. Kitchen and US ThrillRides, LLC to use and commercially exploit the SkyView Technology (as hereinafter defined), which is expected to be the foundation of the Company’s location-based entertainment line of business.  We have been pursuing the development and commercialization of the SkyView Technology since then.  For a further discussion of the new line of business based on the SkyView Technology, refer to “The Company’s New Line Business” below.

As has been previously reported , we are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow, and cash on hand as of March 31, 2011 is not sufficient to fund our past due obligations and short-term liquidity needs, including our ordinary course obligations as they come due.  We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new line of business.

Investors should read all of the information set forth in this Annual Report on Form 10-K in order to better understand the financial condition of, and risks of investing in, the Company.

The Company’s New Line of Business

On September 10, 2010, we, through our wholly-owned subsidiary, Circle Entertainment SV-I, LLC, entered into the License Agreement with William J. Kitchen ("Kitchen") and US ThrillRides, LLC (Kitchen’s wholly-owned corporate affiliate, ThrillRides" and together with Kitchen, the "ThrillRides Parties"), pursuant to which the ThrillRides Parties have granted a worldwide exclusive license to us to use and commercially exploit all of Kitchen’s patents, ThrillRides’ trademark and Kitchen’s other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance (collectively, the "SkyView Technology").  Concurrently with their entry into the License Agreement, the parties also entered into a related Development Agreement (the "Development Agreement") pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on our behalf.

The SkyView Technology is expected to be the foundation of our new location-based entertainment line of business.  The Company intends to commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remains under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Development and commercialization of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to develop and commercialize the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to successfully develop and commercialize the SkyView Technology and the SkyViews.

As has previously been reported, on February 28, 2011, in furtherance of its new location-based entertainment line of business, the Company, through its  wholly-owned subsidiary Circle Entertainment Property-Orlando, LLC (the “Circle Subsidiary”), entered into a Transaction Agreement with The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC are collectively the “Whittall Parties”) to co-develop a project in Orlando, Florida on which the Company’s SkyView™ observation wheel will be placed beside retail, restaurant and bar and entertainment facilities.

A brief description of the terms and conditions of the Transaction Agreement follows. Such description of the Transaction Agreement is not complete and qualified in its entirety by reference to the full text of the Transaction Agreement, a copy of which is listed and incorporated by reference as Exhibit 10.32 to this report and is incorporated by reference herein.

Under the Transaction Agreement, the Circle Subsidiary will acquire a 65% interest in the ownership of two adjacent properties, the “OHI Parcel” of 10 acres and the “Square Parcel” of 18 acres (collectively, the “Property”), currently owned by certain of the Whittall Parties, and located on International Drive in Orlando, Florida.  The closing of the transaction, estimated to be in the second half of 2011, will be subject to the satisfaction of a number of conditions, including (a) the rearrangement of the existing first mortgage loans on the Property with CIBC (the “CIBC Loan”) to extend their existing maturity dates for five years and increase the principal balances thereof by approximately $11 million in the aggregate (the proceeds of which are to be used to improve the Property and for tenant installations); (b) acquiring good title to the Property; and (c) the new property owner entering into a 99-year lease for property upon which the Company’s SkyView™ observation wheel and a 25,000 square foot retail, service and maintenance building will be located.  The Circle Subsidiary is responsible for funding certain obligations between execution of the Transaction Agreement and the closing as follows:  (a) $65,000 for reimbursement of real estate tax escrow payments for November and December 2010; (b) approximately $20,000 per month for real estate tax obligations after December 2010; (c) $50,000 commencing May 2011, representing approximately 65% of the monthly interest payments required (prepayment of a portion may be required to maintain CIBC interest reserves); (d) up to $45,000 per month for architectural and engineering services relating to the site design; and (e) 65% of ongoing property expenses, estimated at $2,000 per month.  The Whittall Parties will be responsible for funding 35% of the obligations specified  in clauses (b)-(e) in the previous sentence.  The Property will be developed in two phases, each constituting approximately 102,000 square feet.  The closing of the CIBC Loan will be contingent on pre-leasing of approximately 102,000 square feet at the Property, of which the SkyView™ observation will be 25,000 square feet.   As part of the closing, the Circle Subsidiary will be required to fund $5 million in the aggregate towards the development of the Property (but amounts advanced as set forth above will be offset against the funding required at closing).  In addition to the required equity contributions, under the terms of the CIBC Loan, the Company will be responsible for building and installing the SkyView™ observation wheel and terminal building at an approximate cost of $50 million and will need to arrange the financing necessary to do so.   The Company does not currently have any financing commitments in place.

A brief description of the terms and conditions of the License Agreement and the Development Agreement follows. Such description of the License Agreement and the Development Agreement is not complete and is qualified in its entirety by reference to the full text of the License Agreement and the Development Agreement, copies of which are listed and incorporated by reference as Exhibits 10.29 and 10.30, respectively, to this report and are incorporated herein by reference.

License Agreement

The License Agreement has an initial term of twenty (20) years unless sooner terminated in accordance with its terms. The initial 20-year term renews automatically for successive five (5) year periods, at our option, unless we provide written notice of non-renewal to Kitchen at least 190 days prior to the expiration of the initial term or the then current renewal period, as applicable.

We have an exclusive world wide license for current and future SkyView Technology. We have the right to sublicense the SkyView license to unaffiliated third party licensees.

Under the License Agreement, we issued to Kitchen and his designees warrants to purchase up to 3,750,000 shares of Company common stock at an exercise price of $0.20 per share (subject to anti-dilution protection from stock splits and similar events during the term of the warrants). These warrants have five-year terms and are immediately exercisable, provided that they are subject to cancellation upon a fault-based termination of the License Agreement by either of the ThrillRides Parties.

We are required to make the following royalty payments to Kitchen:

• advance royalty payments of $50,000 a month until the earlier of a firm order and deposit for construction of the first SkyView or termination of the License Agreement or the Development Agreement, provided that advance royalty payments are subject to being credited at specified rates against the construction royalty payments described in the following bullet;

• construction royalty payments equal to 5% of the "Total Cost" (as such term is defined in the License Agreement) of "Construction and Installation" (as such term is defined in the License Agreement) of each SkyView, payable in proportion to payments made for such costs to contractors and vendors of the applicable SkyView;

• profit royalty payments equal to 5% of the "Profit" (as such term is defined in the License Agreement) derived from the sale of each SkyView to an unaffiliated third party, payable as collections are made under the related purchase agreement and limited to 80% of the projected Profit until the complete purchase price is paid at which time a true-up is made for the actual Profit;

• operating royalty payments equal to 2% of the "Gross Revenues" (as such term is defined in the License Agreement) received from the operation of each SkyView; and

• sublicense royalty payments equal to 25% of the Gross Revenues received by us from each unaffiliated third party sublicensee of a SkyView.

The License Agreement is terminable by us or the ThrillRides Parties as follows:

• by us after thirty (30) months if we reasonably believe another Ferris-wheel type product will be more competitive than SkyViews;

• by us or the ThrillRides Parties if (i) any representation or warranty of the other party is untrue or misleading in any material respect or the other party defaults in performing any of its obligations under the License Agreement or the Development Agreement (subject to applicable grace or curative periods), or (ii) the other party is involuntarily put into liquidation, conservatorship or similar proceedings and such proceedings are not vacated within 90 days of initiation, or (iii) the other party voluntarily submits to liquidation, conservatorship or similar proceedings; and

• by the ThrillRides Parties if either of the performance standards described below is not met by us due to any cause other than a material default of the ThrillRides Parties or a force majeure event.

We are subject to two (2) performance standards under the License Agreement. Under the first performance standard, we are required to sell a minimum of three (3) SkyViews under a binding agreement or have three (3) SkyViews built or under construction (i.e., firm order and deposit in hand) within 30 months of the date of entry into the License Agreement (subject to extension for force majeure events specified in the License Agreement). Under the second performance standard, we are required to either sell another three (3) SkyViews or have another three (3) SkyViews built or under construction within 66 months of the date of entry into the License Agreement (subject to extension for force majeure events specified in the License Agreement).

Upon termination of the License Agreement by us because of a default by either of the ThrillRides Parties, the previously described warrants are be subject to cancellation and any shares purchased thereunder and not already sold in the open market are subject to our repurchase at cost. Upon termination of the License Agreement by any party, the existing SkyViews and any under construction may be finished and continue to be operated under the same economic terms as the License Agreement, whether by us or any sublicensee.

The License Agreement provides for bilateral indemnification for third party claims proximately caused by or directly resulting from any breach by a party of its representations, warranties or covenants. The ThrillRides Parties’ indemnity obligations to us are joint and several and are limited to the total amount of royalties and advances paid or payable by us under the License Agreement. Our indemnity obligations are equally limited to the total amount of royalties and advances paid or payable by us under the License Agreement. The foregoing limitations do not protect a party which commits fraud or gross negligence.

The License Agreement provides for bilateral non-competition covenants and provides us with a right of first refusal to acquire the SkyView Technology if either of the ThrillRides Parties receives an offer of purchase therefor from a third party.

Development Agreement

Under the Development Agreement, the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on our behalf. Kitchen is principally responsible for supervising construction and installation of each SkyView until it is in operation, including selecting providers of services and vendors. ThrillRides is further responsible for research and development for the purpose of keeping SkyViews up to date.

We are required to compensate ThrillRides for its services by making construction payments to ThrillRides equal to five percent (5%) of the "Total Cost" (as such term defined in the License Agreement) of "Construction and Installation" (as such term is defined in the License Agreement) of each SkyView. If Kitchen dies or is permanently disabled and we terminate the Development Agreement for either such reason, we are required to continue making the constructions payments for so long as the License Agreement remains in effect, but at the following reduced rates depending on when the termination of the Development Agreement occurs: 1.5% if the termination occurs within the first 10 years, 2% if the termination occurs after the first 10 years but before the 15th year, and 2.5% if the termination occurs after the first 15 years.

The Development Agreement is generally terminable upon the same basis as the License Agreement (except we may terminate the Development Agreement under certain circumstances upon Kitchen’s death or permanent disability) and contains the same bilateral non-competition covenants and limitations on liability as the License Agreement.

The Company’s Former Line of Business

On December 15, 2010, the Las Vegas Property Subsidiary reorganized and emerged from its Chapter 11 bankruptcy proceeding under new ownership pursuant to its plan of reorganization as confirmed by the bankruptcy court on November 8, 2010 as described below.   As a result, we no longer have an ownership interest in the Las Vegas Subsidiary or the Las Vegas Property.  The  Las Vegas Property was substantially our entire business.   The Las Vegas Property Subsidiary has been de-consolidated as of January 1, 2010 and is accounted for as a discontinued operation in our consolidated financial statements included elsewhere in this report.

As has been previously reported , on April 21, 2010, the Las Vegas Property Subsidiary filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada (Case No. 10-17015) (the “Chapter 11 Bankruptcy Proceeding”), pursuant to which the Las Vegas Property Subsidiary presented its pre-packaged plan in accordance with a lock-up and plan support agreement dated as October 23, 2009 (as amended, the “Lock Up Agreement”) it had previously entered into with the first lien lenders under the Las Vegas Property Subsidiary’s $475 million mortgage loans secured by the Las Vegas Property, and two corporate affiliates (LIRA Property Owner, LLC and its parent LIRA, LLC; collectively, the “Newco Entities”) of Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino, who are directors, executive officers and/or greater than 10% stockholders of the Company.  The Lock Up Agreement had contemplated the orderly liquidation of the Las Vegas Property Subsidiary in the Chapter 11 Bankruptcy Proceeding by disposing of the Las Vegas Property for the benefit of the Las Vegas Property Subsidiary’s (and its predecessor entities’) creditors either pursuant to an auction sale for at least $256 million or, if the auction sale had not been completed, pursuant to a prearranged sale to the Newco Entities under the terms of the Chapter 11 Bankruptcy Proceeding’s plan of liquidation.

As has been previously reported, on December 23, 2009, the Las Vegas Property Subsidiary entered into a second lock up and plan support agreement (as amended, the "Second Lock Up Agreement") with the first lien lenders, certain of the second lien lenders (the "Participating Second Lien Lenders") and the first and second lien agents under the Las Vegas Property Subsidiary’s $475 million mortgage loans, and LIRA LLC (the "Equity Parent"), a corporate affiliate of Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino (the "Equity Sponsors").

The Second Lock Up Agreement primarily differed from the Lock Up Agreement in that the first lien lenders and the Participating Second Lien Lenders were both parties to it and the Las Vegas Property was to be sold in a prearranged sale (not conditioned upon an unsuccessful public auction) to an entity co-owned by the Equity Sponsors and the Participating Second Lien Lenders (and potentially other participating unsecured creditors) pursuant to a prepackaged chapter 11 bankruptcy case to be filed by the Las Vegas Property Subsidiary.  The purpose of the Second Lock Up Agreement, like the Lock Up Agreement, was to pursue an orderly liquidation of the Las Vegas Property Subsidiary for the benefit of its (and its predecessor entities’) creditors.  The Second Lock Up Agreement then terminated in accordance with its terms on February 12, 2010 and the Lock Up Agreement was reinstated.

As has been previously reported, on June 2, 2010, the Lock Up Agreement terminated in accordance with its terms and was of no further force or effect (except for certain provisions thereof that survived in accordance with their terms and otherwise for purposes of determining the amount of any applicable adequate protection payments authorized by the Bankruptcy Court in the Chapter 11 Bankruptcy Proceeding).  Nevertheless, the Las Vegas Property Subsidiary remained a debtor in possession in the Chapter 11 Bankruptcy Proceeding.

As a result of termination of the Lock Up Agreement, the Bankruptcy Court terminated the Las Vegas Property Subsidiary’s exclusivity to present a plan of organization or liquidation in the Chapter 11 Bankruptcy Proceeding and allowed interested parties to present competing plans to the Bankruptcy Court.  Thereafter, the first lien lenders and the second lien lenders filed competing plans of reorganization with the Bankruptcy Court prior to October 12, 2010.

As has been previously reported, on October 12, 2010, a majority-in-interest of the second lien lenders, with the support of the first lien lenders, filed a third amended plan of reorganization (the “Bankruptcy Plan”)  with the Bankruptcy Court.

On November 8, 2010, the Bankruptcy Court confirmed the Bankruptcy Plan. As indicated in the following summary of the material features of the Bankruptcy Plan, when the Bankruptcy Plan became effective on December 15, 2010, we no longer had any ownership interest in the Las Vegas Property Subsidiary or the Las Vegas Property.

Under the Bankruptcy Plan, the reorganized Las Vegas Property Subsidiary continues to own the Las Vegas Property, subject to a new first mortgage loan from the existing first lien lenders, and it is wholly-owned by a newly organized limited liability company (the "Debtor’s Parent"). The second lien lenders own the equity of the Debtor’s Parent in the proportion they subscribed for their share of the Debtor’s Parent’s new equity and made a capital contribution in the pro rata amount of the Total Capital Contribution (as defined below) accordingly. The Las Vegas Property is encumbered by a new first mortgage loan secured by two notes, a $188 million Class A note with interest at the rate of 3.95% per annum, and a $71 million (plus an amount not greater than $7.5 million relating to unpaid interest as of the effective date) Class B note with interest at the rate of 2% per annum. All of the interest payments on the Class B note amortize the principal on a dollar-for-dollar basis.  Both notes mature in six years, subject to three one-year extension rights under certain circumstances. The first lien lenders also have a contingent profits interest in the Debtor’s Parent equal to 4% of profits until the second lien lenders have received the amount of their bankruptcy claim (approximately $233,100,000) and 10% thereafter.

The second lien lenders were entitled under the Bankruptcy Plan to subscribe for 94% of the new equity in the Debtor’s Parent by contributing their pro rata share of the Total Capital Contribution and agreeing to guarantee three months of interest payments. They also had contingent rights to subscribe for additional equity in the Debtor’s Parent, based on increased future valuation. A total capital contribution of approximately $1.75 million was to be used for an interest reserve and an amount (up to $10 million) to reimburse the second lien lenders and their counsel for costs and expenses incurred in connection with the bankruptcy proceeding (such amount of up to approximately $11,750,000 is herein the "Total Capital Contribution"). Each subscribing second lien lender was also subject to its share of a potential $5 million capital call if needed in connection with property operations.

The Company’s subsidiary FX Luxury, LLC ("FX Luxury"), as the original equity owner of the Las Vegas Property Subsidiary, was entitled under the Bankruptcy Plan to subscribe for up to 6% of the equity in the Debtor’s Parent by contributing a ratable share of the Total Capital Contribution. While FX Luxury approved the Bankruptcy Plan, it did not subscribe for any equity in the Debtor’s Parent. As a result of approving the Bankruptcy Plan, the Company is potentially entitled to the Class 6 Right (the "Contingent Interest"), which would enable it to purchase, within six years, up to 5% of the equity of the Debtor's Parent at the date of exercise, at a purchase price equal to $450 million minus the first lien indebtedness, divided by the number of equity units outstanding on the date of exercise. Therefore, upon the effective date of the Bankruptcy Plan, the Company no longer had any ownership interest in the Debtor (other than the potential Contingent Interest) or the Las Vegas Property.

All of the trade creditors and all administrative claims were satisfied in the Bankruptcy.  As part of the Bankruptcy Plan, the Las Vegas Property Subsidiary and parties to the Bankruptcy received releases (except for fraud and gross misconduct) when the Bankruptcy Plan became effective.

The foregoing description of the Lock Up Agreement, the Second Lock Up Agreement and the Bankruptcy Plan is not complete and is qualified in its entirety by reference to the full text of them, copies of which are listed and incorporated by reference as Exhibits 10.17, 10.18, 10.19, 10.20, 10.21, and 10.22 to this report, and are incorporated herein by reference

As a result of the loss of the Las Vegas Property Subsidiary, the Company’s consolidated financial statements included elsewhere in this report have been affected as follows: the Company’s operations were deconsolidated for the periods presented. The operating losses for the presented periods were classified as Losses from Discontinued Operations and the net assets of the Las Vegas Property Subsidiary were eliminated. .

The Las Vegas Property

The Company’s original business consisted of owning and operating the Las Vegas Property (17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada). While owned by the Company, the Las Vegas Property was occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas Property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the 2008 disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property.   However, on or about January 6, 2009, the Las Vegas Property Subsidiary went into default under the $475 million mortgage loans secured by the Las Vegas Property when it was unable to repay the loans at maturity on or about January 5, 2009.  The Company continued commercial leasing activities on the property until June 23, 2009, when as a result of the default under the first mortgage loan, the first lien lenders had a receiver appointed to take control of the property and, as a consequence, the Las Vegas Property Subsidiary ceased managing or operating such property.  As described above, on April 21, 2010, the Las Vegas Subsidiary became a debtor in possession in the Chapter 11 Bankruptcy Proceeding until December 15, 2010 when it reorganized and emerged therefrom under new ownership pursuant to the Bankruptcy Plan.

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

As a result of the abandonment of its redevelopment plan for the Las Vegas Property, the Company recorded an impairment charge related to a write-off of $10.7 million for capitalized development costs that were no longer deemed to be recoverable as of December 31, 2009. As more fully described in note 8 to the consolidated financial statements included elsewhere in this report, as a result of the current global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company had recorded an impairment charge to land of $325.1 million in 2008, which charge reduced the carrying value of the Las Vegas Property to $218.8 million.  The Company obtained an update of the appraisal as of December 31, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $79.1 million to the value of the land as of December 31, 2009.

Because of the Company’s loss of the Las Vegas Property on December 15, 2010 as result of the Las Vegas Property subsidiary’s reorganization and emergence from its Chapter 11 Bankruptcy Proceeding under new ownership pursuant to the Bankruptcy Plan, [the Las Vegas Property Subsidiary has been de-consolidated as of January 1, 2010 and is accounted for as a discontinued operation in our consolidated financial statements included elsewhere in this report.]

Formation of the Company

Circle Entertainment Inc. (formerly known as FX Real Estate and Entertainment Inc. as a result of a corporate name change on January 11, 2011) was formed as a result of the following transactions involving predecessor entities and other parties that occurred between April 2007 and January 2008:

●	FX Luxury Realty, LLC (“FXLR”) was formed under the laws of the state of Delaware on April 13, 2007. FXLR was inactive from inception through May 10, 2007;

●
On May 11, 2007, Flag Luxury Properties, LLC (“Flag”), a real estate development company in which Robert F.X. Sillerman and Paul C. Kanavos each owned an approximate 29% interest, contributed to the Company its 50% ownership interest in predecessor entities of the Las Vegas Property Subsidiary for all of the membership interests in FXLR The sale of assets by Flag was accounted for at historical cost as FXLR and Flag were entities under common control;

●
On May 30, 2007, FXLR entered into an agreement to acquire the remaining 50% ownership interest in the predecessor entities of the Las Vegas Property Subsidiary that it did not already own. This purchase was completed on July 6, 2007. As a result of this purchase, FXLR owned 100% of the predecessor entities of the Las Vegas Property Subsidiary, and therefore the Las Vegas Property. The total consideration paid by FXLR for the remaining 50% interest in such predecessor entities was $180 million, $172.5 million of which was paid in cash at closing and $7.5 million of which was an advance payment made in May 2007 (funded by a $7.5 million loan from Flag). The cash payment at closing was funded from $92.5 million of cash on hand and $105 million in additional borrowings, which was reduced by $21.3 million deposited into a restricted cash account to cover debt service commitments and $3.7 million in debt issuance costs. The $7.5 million loan from Flag was repaid on July 9, 2007;

●
On June 1, 2007, CKX, Inc. (“CKX”), a company in which Robert F.X. Sillerman is the largest stockholder and of which he then served as chief executive officer, contributed $100 million in cash to FXLR in exchange for 50% of the common membership interests in FXLR;

●	Circle Entertainment Inc. was formed under the laws of the state of Delaware on June 15, 2007;

●
On September 26, 2007, CKX,  together with other holders of common membership interests in FXLR contributed all of their common membership interests in FXLR to Circle Entertainment Inc. in exchange for shares of common stock of Circle Entertainment Inc.  As a result of this exchange, Circle Entertainment Inc. held 100% of the outstanding common membership interests of FXLR;

●	On September 26, 2007, CKX acquired an additional 0.742% of the outstanding capital stock of Circle Entertainment Inc. for a price of $1.5 million;

●	On November 29, 2007, Circle Entertainment Inc. reclassified its common stock on a basis of 194,515.758 shares of common stock for each share of common stock then outstanding; and

●
On January 10, 2008, Circle Entertainment Inc. became a publicly traded company as a result of CKX distributing all of the shares of Circle Entertainment Inc. common stock held by it to its stockholders of record as of December 31, 2007.

●	On December 24, 2009, FXL, Inc., a new wholly-owned subsidiary of Circle Entertainment Inc., succeeded to Circle Entertainment Inc.’s interest in FXLR.

●
On December 15, 2010, Circle Entertainment Inc. surrendered its interest, held by FXLR,  in the Las Vegas Property Subsidiary pursuant to the Bankruptcy Plan, whereupon it no longer had an ownership interest in the Las Vegas Property.

2010 and 2011 Private Placements of Equity Securities and Borrowings under Unsecured Demand Loans

During 2010 and to date in 2011, the Company has funded its short-term capital requirements through the following private placements of its equity securities and borrowings under unsecured demand loans:

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

Series A Convertible Preferred Stock

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

After giving effect to the sale of shares of Series A Convertible Preferred Stock on July 7, 2010, the Company had issued and sold all 1,500 authorized shares of Series A Convertible Stock.  Because there are at least 1,000 shares of Series A Convertible Preferred Stock outstanding, the Company’s board of directors is required, at the request of the holders of a majority of the Series A Convertible Preferred Stock, to increase its size by one member and cause such resulting vacancy to be filled by a director designated by such holders. Such holders have not made such a request thus far.

Because the foregoing private placements involved certain of the Company’s directors and certain greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.

Series A Convertible Preferred Stock Certificate of Designation

The Company created 1,500 shares of Series A Convertible Stock by filing a Certificate of Designation (the "Series A Certificate of Designation") with the Secretary of State of the State of Delaware thereby amending its Amended and Restated Certificate of Incorporation, as amended. The Company issued and sold an aggregate of 1,500 shares of the Series A Convertible Preferred Stock as part of the units. The designation, powers, preferences and rights of the shares of Series A Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are contained in the Series A Certificate of Designation and are summarized as follows:

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

●
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

●
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

●	The shares of Series A Convertible Preferred Stock is senior in liquidation preference to the shares of Company common stock.

●
The shares of Series A Convertible Preferred Stock vote as a class with the outstanding shares of Company common stock on an as-converted basis (except as otherwise required by the Series A Certificate of Designation or applicable law).

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

●
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

The foregoing description of the Series A Convertible Preferred Stock  is not complete and is qualified in its entirety by reference to the full text of the Series A Certificate of Designation and the form of Warrant, copies of which are listed and incorporated by reference as Exhibits 3.3 and 10.24, respectively, to this report,  and are incorporated herein by reference.

Series B Convertible Preferred Stock

On August 17, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 150 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly created and  issued Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Convertible Preferred Stock") , and (y) a warrant to purchase up to 12,507.8 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date and (ii) 200%) at an exercise price of $0.2399 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The warrants are exercisable for a period of 5 years. The Company generated aggregate proceeds of $150,000 from the sale of the units.

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

On October 18 through October 22, 2010, the Company entered into subscription agreements with accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 800 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i)).  The number of shares of the Company’s common stock underlying each warrant ranges from 8,090.61 shares to 8,322.93 shares and the exercise price per share at which each warrant is exercisable ranges from $0.360 to $0.371 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.   The Company generated aggregate proceeds of $800,000 from the sale of the units.

On December 8, 2010, the Company entered into a subscription agreement with an accredited investor, pursuant to which the purchaser purchased from the Company 100 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i)). The number of shares of the Company’s common stock underlying each warrant is 6,559.53 shares and the exercise price per share at which each warrant is exercisable is $0.4574. The warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $100,000 from the sale of the units.

On December 23, 2010, the Company entered into a subscription agreement with an accredited investor, pursuant to which the purchaser purchased from the Company 200 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable Closing Price referred to in preceding clause (i)). The number of shares of the Company’s common stock underlying each warrant is 6,925.21 shares and the exercise price per share at which each warrant is exercisable is $0.4332. The warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $200,000 from the sale of the units.

On February 8 through February 14, 2011, the Company entered into subscription agreements with accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 330 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i)).  The number of shares of the Company’s common stock underlying each warrant ranges from 3,175.61 shares to 5,538.62 shares and the exercise price per share at which each warrant is exercisable ranges from $0.3149 to $0.5417 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.   The Company generated aggregate proceeds of $330,000 from the sale of the units.  The Company also issued 35,000 shares of Series B convertible Preferred Stock in satisfaction of a $35,000 sales commission owed to an individual in connection with previous sales of the Company’s securities in the offering.

On February 15 through March 8, 2011,  the Company entered into subscription agreements with certain of its directors, executive officers  and greater than 10% stockholders and other accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 85 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s Series B Convertible Preferred Stock, $0.01 par value per share, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i))  The number of shares of the Company’s common stock underlying each warrant ranges from 2,676 shares to 2,820 shares and the exercise price per share at which each warrant is exercisable ranges from $0.5319 to $0.5606 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $85,000 from the sales of the units.

After giving effect to the sale of the Series B Convertible Preferred Stock on March 8, 2011, the Company had issued and sold  all 2,500 authorized shares of Series B Convertible Stock.  Because there are at least 1,667 shares of Series B Convertible Preferred Stock outstanding, the Company’s board of directors is required, at the request of the holders of a majority of the Series B Convertible Preferred Stock, to increase its size by one member and cause such resulting vacancy to be filled by a director designated by such holders. Such holders have not made such a request thus far.

Because the foregoing private placements involved certain of the Company’s directors, officers, greater than 10% stockholders and affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.

Series B Convertible Preferred Stock Certificate of Designation

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

The foregoing description of the Series B Convertible Preferred Stock  is not complete and is qualified in its entirety by reference to the full text of the Series A Certificate of Designation and the form of Warrant, copies of which are listed and incorporated by reference as Exhibits 3.4 and 10.28, respectively, to this report, and are incorporated herein by reference.

2011 Unsecured Demand Loans

On March 3 through March 8, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $900,000, bearing interest at the rate of 6% per annum.

The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes. Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

The foregoing description of the loans is not complete and it is qualified in its entirety by reference to the full text of the form of Promissory Note evidencing the loans, a copy of which is listed and incorporated by reference as Exhibit 10.33 to this report,  and is incorporated herein by reference.

Compensatory Awards of FXL, Inc. Common Shares

On September 30, 2010, the Company implemented a compensatory program authorized by the Compensation Committee under which certain Company personnel were awarded 25% of the common shares of FXL, Inc., the Company’s direct subsidiary and indirect parent of the Property Subsidiary, for their diligence and efforts in preparing and overseeing the Las Vegas Property Subsidiary’s Chapter 11 Bankruptcy Proceeding.  As a result of the confirmation of the Bankruptcy Plan, such shares had no value as of December 15, 2010.

Intellectual Property

Pursuant to the License Agreement, the Company is obligated to protect the intellectual property rights it licensed from the ThrillRides Parties.  In addition, we intend to protect any intellectual property rights we may acquire in the future through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2010, the Company had a total of 5 full-time employees.  Management considers its relations with its employees to be good.

Principal Executive Offices

The principal executive offices of the Company are located at 650 Madison Avenue, New York, New York 10022 and our telephone number is (212) 838-3100.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 and electronically files reports and other information with, and electronically furnishes reports and other information to, the Securities and Exchange Commission. Such reports and other information filed or furnished by the Company may be inspected and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy statements and other information about issuers, like us, who file electronically with the Securities and Exchange Commission. The address of the Securities and Exchange Commission’s website is http://www.sec.gov.

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

ITEM 1A.  RISK FACTORS

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report.

Risks Related to Our Business

We are still in the process of developing and commercializing the SkyView Technology and the SkyViews and may never be able to successfully commercialize them.

We have not developed a prototype of the SkyViews and we are still in the process of developing and commercializing the SkyView Technology and the SkyViews.   We may never be able to successfully commercialize the SkyView Technology and the SkyViews for a number of reasons, including:

●	difficulties related to manufacturing the SkyViews’ components;

●	difficulties related to the construction and installation of the SkyViews;

●	low market acceptance;

●	infringement on proprietary rights of others for which we have not received licenses;

●	potential advantages of alternative Ferris wheel type products;

●	lack of adequate cost controls for the manufacturing, construction, and installation; or

●	the introduction of competitive products.

If any of these potential risks and difficulties occurs, we may never successfully commercialize the SkyView Technology and the SkyViews. If we are unable to do so, our business, results of operations and financial condition will be materially and adversely affected.

We have no existing operations or operating history with respect to our new location-based entertainment line of business utilizing the SkyView Technology.

We have no existing operations or operating history with respect to our new location-based entertainment line of business utilizing the SkyView Technology.  Members of our senior management have limited experience with the development and commercialization of the SkyView Technology and the SkyViews and, as a result, we have retained consultants and other advisers with appropriate experience, upon whom we are dependent.  In addition, we have not developed a prototype of the SkyViews and have not sold or licensed any SkyViews yet. You must consider our proposed business and prospects in light of the risks and difficulties we will encounter as a company with no existing operations or operating history and senior management with limited experience in our new line of business.  Our operations will be subject to significant business, economic and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control.  Because we have no operating history in our new line of business, it may be more difficult for us to prepare for and respond to these types of risks and the risks described under this “Item 1.A. Risk Factors” and elsewhere in this report than for a company with an established business and operating cash flow.  If we are unable to successfully address these risks and difficulties, our business, operating results and financial condition could be materially and adversely affected.

Our License Agreement for the SkyView Technology and the SkyViews is terminable by the ThrillRides Parties in the event we do not satisfy certain performance standards in a timely fashion.

Our License Agreement for the SkyView Technology and the SkyViews is terminable by the ThrillRides Parties if either of the two performance standards described below is not met by us due to any cause other than a material default of the ThrillRides Parties or a force majeure event.

Under the first performance standard, we are required to sell a minimum of three (3) SkyViews under a binding agreement or have three (3) SkyViews built or under construction (i.e., firm order and deposit in hand) within 30 months of the date of entry into the License Agreement (subject to extension for force majeure events specified in the License Agreement). Under the second performance standard, we are required to either sell another three (3) SkyViews or have another three (3) SkyViews built or under construction within 66 months of the date of entry into the License Agreement (subject to extension for force majeure events specified in the License Agreement).

If our License Agreement is terminated because of our failure to satisfy either of the above performance standards , our business, results of operations and financial condition will be materially and adversely affected.

We are solely reliant on the world-wide exclusive license for the SkyView Technology and the SkyViews  under the License Agreement and any loss of this license would have a material adverse effect on our business.

We do not own any of the intellectual property upon which the SkyView Technology is based. We license such intellectual property from the ThrillRides Parties under the License Agreement.  We have certain monetary and operational obligations (aside from the performance standards mentioned in the preceding risk factor) under the License Agreement.  If we fail to perform any of our obligations under the License Agreement, the ThrillRides Parties may have the right to terminate the License Agreement and the intellectual property would revert to the ThrillRides Parties and we would not be able to use (except potentially under limited circumstances) or further develop the SkyView Technology and the SkyViews.

We are completely dependent upon the successful development and commercialization of the SkyView Technology and the SkyViews.  If we fail to successfully complete their development and commercialization or enter into related licensing or strategic relationships, we will not generate revenue.

All of our efforts are focused on the development and commercialization of the SkyView Technology and the SkyViews. There is no guarantee that we will succeed in developing and commercializing them or enter into related licensing or strategic relationships. Even if we enter licensing or strategic relationships to commercialize the SkyView Technology and the SkyViews, it may take years before we generate any significant revenue or if at all.  We have no other means or line of business to generate revenue.  We have no current cash flow and cash on hand is insufficient to fund our short-term liquidity needs.

We may experience product liability claims, which could adversely affect our business and financial condition.

We may experience product liability claims. We intend to maintain product liability insurance coverage for the SkyViews we own and operate for our own account and for those we sell or license to third parties.  If either we are unable to obtain or renew product liability insurance and suffer an adverse determination in any material product liability claim or if we obtain product liability insurance and suffer an adverse determination in any material product liability claim in excess of any insurance coverage, such adverse determination could have a material adverse impact on our business, operations and financial condition.

The Company has no current cash flow and cash on hand is insufficient to fund our short-term liquidity needs.

The Company has no current cash flow and cash on hand is not sufficient to fund our short-term liquidity needs during 2011, including the payment of executive salaries of approximately $1.4 million, advance royalty payments to the ThrillRides Parties under the License Agreement of approximately $600,000 and payments under the Transaction Agreement for the Orlando, Florida project of approximately $5.0 million.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to us or disadvantageous to our existing stockholders.

The development of our operations will require the commitment of substantial resources to implement our business plan. Currently, we have no established bank-financing arrangements. Therefore, it is likely we would need to seek additional financing through subsequent future public and/or private sales of our equity securities, and/or through strategic partnerships and other arrangements with corporate partners.

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

Our independent registered public accounting firm has issued an audit report dated March 31, 2011 in connection with the audit of our consolidated financial statements as of and for the period ending December 31, 2010 that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to pay our obligations as they become due. If we are not able to obtain additional debt and/or equity financing, we may not be able to continue as a going concern and you could lose all of the value of our common stock.

The concentration of ownership of our capital stock with our affiliates will limit your ability to influence corporate matters.

Robert F.X. Sillerman, our Chairman and Chief Executive Officer and Paul C. Kanavos, our President, beneficially own in the aggregate approximately 46.6% of our outstanding common stock and 32.9% of our outstanding Series A and Series B Convertible Preferred Stock, and our executive officers and directors together beneficially own approximately 49.7% of our outstanding common stock and 36% of our outstanding Series A and Series B Convertible Preferred Stock. Our executive officers and directors therefore have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any stock splits or any merger, consolidation or sale of all or substantially all of our assets. As a result of this concentrated control, unaffiliated stockholders of our company have a limited ability to meaningfully influence corporate matters and, as a result, we may take actions that our unaffiliated stockholders do not view as beneficial. As a result, the value and/or liquidity of our common stock could be adversely affected.

We have potential business conflicts with certain of our executive officers because of their relationships with other entities and their ability to pursue business activities for themselves and others that may compete with our business activities.

Potential business conflicts exist between us and our executive officers as a result of the following:

●
Each of Robert F.X. Sillerman, our Chief Executive Officer, and Mitchell J. Nelson, our Executive Vice President and General Counsel, is permitted to devote a portion of his time to providing services for or on behalf of Function (X) Inc., a publicly-traded company of which Mr. Sillerman is the Executive Chairman and controlling stockholder, and to other businesses, so long as he devotes sufficient time to satisfy his work requirements.

●
Flag Luxury Properties held a $15 million priority preferred distribution right in FX Luxury Realty which entitles it to receive an aggregate amount of $15 million (together with an accrued priority return of $0.9 million as of December 31, 2009) prior to any distributions of cash by FX Luxury Realty from the proceeds of certain predefined capital transactions. On December 24, 2009, Flag Luxury Properties transferred its priority interest to FXL Priority Corp.  On December 15, 2010, at the conclusion of the Bankruptcy Plan, the obligation was effectively terminated, since the proceeds to pay any priority distribution were to come from the Las Vegas Property or capital raising transactions in connection therewith.

●
Mr. Kanavos, our President, is permitted to devote a portion of his time to providing services for or on behalf of BPS Parent, LLC (“BPS”) (with which we have a shared services agreement), and to other businesses, so long as he devotes sufficient time to satisfy his work requirements.

We may not be able to resolve any potential conflicts with these executive officers. Even if we do so, however, because of their ownership interest in us, these executive officers will have leverage with negotiations over their performance that may result in a resolution of such conflicts that may be less favorable to us than if we were dealing with another third party.

We have entered into related party transactions on terms that some stockholders may consider not to be in their best interests.

During 2010, certain of our employees, including our President, Mr. Kanavos and our General Counsel, Mr. Nelson, were permitted to devote a portion of their time providing services to Flag Luxury Properties and BPS.  Because such transactions are subject to certain rules regarding “affiliated” transactions, a majority of the independent members of the Board of Directors is needed to approve such arrangements

In late 2010, the Company entered into a shared services agreement with BPS, a company substantially owned and controlled by Mr. Kanavos and Brett Torino, a greater than 10% stockholder of our company, pursuant to which we reimburse BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for our location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to our matters and the allocable overhead pertaining thereto.  Because such transactions are subject to certain rules regarding “affiliated” transactions, a majority of the independent members of the Board of Directors is needed to approve such arrangements.

Function (X) Inc. and the Company contemplate entering into a shared services agreement relating to services to be performed by Mitchell J. Nelson as Executive Vice President and General Counsel of both companies to share employment and overhead-related expenses.  Function (X) Inc. is a publicly traded company controlled by Robert F.X. Sillerman.  Since any such shared services agreement is subject to certain rules regarding affiliated transactions, a majority of independent members of the Company’s Board of Directors will need to approve such arrangement.

We may lose the services of our key personnel, including certain senior executives and critical consultants and advisors, if we are not able to satisfy our payment obligations under their agreements.

Our performance is dependent on the continued efforts of our executive officers and consultants and advisors with regard to the SkyView Technology and the SkyView with whom we have agreements. Due to our current financial situation, there can be no guarantee that we will be able to continue to make required payments under the executive employment agreements, which amounts total $1,200,000 for 2011, or required payments under our agreements with critical consultants and advisors.  The loss of the services of any of our executive officers or other key employees or critical consultants and advisors could adversely affect our business.  Such payments have not been made since October 1, 2009.  Amounts accrued for Paul Kanavos are approximately $ 845,000 as of December 31, 2010.  Mr. Kanavos has not been paid since October 1, 2009.  Amounts accrued for Mitchell Nelson are approximately $590,000 as of December 31, 2010.  Mr. Nelson was not paid between October 1, 2009 and April 30, 2010 and has received partial payment of $20,000 per month since May 1, 2010.

We continue to need to enhance our internal controls and financial reporting systems to comply with the Sarbanes-Oxley Act of 2002.

We are subject to reporting and other obligations under the Securities and Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to assess and attest to the effectiveness of our internal control over financial reporting.  The loss of certain key accounting and finance personnel and termination of the Shared Services Agreement with CKX in 2009, coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process.  Due to the impact of these events on our internal controls over financial reporting in these areas, significant adjustments were necessary to present the financial statements in accordance with generally accepted accounting principles.  We currently do not have, nor do we expect to have in the future, the capacity to devise and implement a plan to remediate these material weaknesses.

As of December 31, 2010, we were unable to remediate these material weaknesses because of our limited financial and human resources.

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

We currently intend to retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are senior to our common stock as to the right to receive cash dividends.  There are current dividend arrearages on our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and unless and until such arrearages are satisfied in full, we may not pay cash dividends on our common stock.  In addition, the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our common stock.

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

We are entitled, under our certificate of incorporation to issue up to 300 million common and 75 million “blank check” preferred shares. After taking into consideration our outstanding common stock and Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 25, 2011, we will be entitled to issue up to 234,596,124 additional common shares, and 74,995,999 preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. Reference is made to “Item 1. Business— 2010 and 2011 Private Placements of Common Stock and Convertible Preferred Stock Units—Series A Convertible Preferred Stock Certificate of Designation and Series B Convertible Preferred Stock Certificate of Designation” for a description of the dividend rights, preferences and other privileges of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

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

●
Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, subject to the right of the stockholders to elect a successor at the next annual or special meeting of stockholders, which limits the ability of stockholders to fill vacancies on our board of directors.

●	Our stockholders may not call a special meeting of stockholders, which would limit their ability to call a meeting for the purpose of, among other things, voting on acquisition proposals.

●
Our by-laws may be amended by our board of directors without stockholder approval, provided that stockholders may repeal or amend any such amended by-law at a special or annual meeting of stockholders.

●
Our by-laws also provide that any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written action in lieu of a meeting.

●	Our certificate of incorporation does not provide for cumulative voting in the election of directors, which could limit the ability of minority stockholders to elect director candidates.

●
Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

●
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2010.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
Las Vegas, NV	Corporate Offices	Office Operations	1,700 sq. ft.	Leased through January 31, 2012 and month-to-month thereafter [

New York, NY	Corporate Office	Executive Offices	2,418 sq. ft.	Month-to-Month

ITEM 3. LEGAL PROCEEDINGS

Huff Litigation

On April 29, 2010, the Company was notified that it has been named as a nominal defendant in a derivative lawsuit filed on April 28, 2010 by stockholders The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (collectively, "Huff") on behalf of the Company in the New York Supreme Court in Manhattan, New York (Index No. 650338-10) against the Company’s directors Harvey Silverman, Michael J. Meyer, John D. Miller, Robert Sudack, Paul C. Kanavos and Robert F.X. Sillerman, and Brett Torino, a stockholder and former officer of the Company.

The filing of the lawsuit was precipitated by the Las Vegas Property Subsidiary’s initiation of its Chapter 11 Bankruptcy Proceeding pursuant to the Lock Up Agreement.

Prior to filing its lawsuit, on April 14, 2010, Huff made a formal demand upon the Company’s Board of Directors to, among other things, terminate and cease all efforts in furtherance of the Lock Up Agreement and commence an action against the defendants for alleged breaches of fiduciary duties of care and loyalty as set forth in its lawsuit and summarized below.

In its lawsuit, Huff alleges that such director defendants and stockholder defendant, as a former officer of the Company, breached their fiduciary duties of care and loyalty to the Company, its creditors and its non defendant stockholders by, among other things, (i) committing or permitting acts of misconduct such as self-dealing and disloyalty, without justifiable excuse, (ii) causing the Company to be contractually bound to transfer the Las Vegas Property to the Newco Entities and (iii) usurping various corporate opportunities with respect to the Las Vegas Property for which Huff is seeking on behalf of the Company damages of not less not $100 million, plus punitive damages. In addition, Huff alleges substantially the same claims against defendants Messrs. Kanavos and Torino for which Huff is seeking on behalf of the Company damages of not less than $50 million, plus punitive damages.

The Company was formally served with the lawsuit on May 5, 2010, and filed a motion to dismiss the lawsuit on July 16, 2010.  Huff filed an answer to the motion to dismiss on September 3, 2010, and reply papers were filed on October 4, 2010.  The Court head oral arguments with respect to the motions on November 16, 2010 and the Company is waiting a decision by the Court.

The Company believes the lawsuit is without merit and intends to vigorously defend against it.

Las Vegas Property Subsidiary’s Chapter 11 Bankruptcy Proceeding

Reference is made to “Item 1. Business—The Company’s Former Line of Business” for a description of our former Las Vegas Subsidiary’s Chapter 11 Bankruptcy Proceeding.

Miscellaneous

We are also subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From January 10, 2008 until April 24, 2009, our common stock, par value $.01 per share (the “Common Stock”) was listed and traded on The NASDAQ Global Market® under the ticker symbol “FXRE.” Prior to January 10, 2008 there was no established public trading market for our Common Stock. On April 24, 2009, the Company filed a Form 25 with the Securities and Exchange Commission to voluntarily delist its common stock from The NASDAQ Stock Market, which delisting became effective on May 4, 2009. The Company’s common stock is currently quoted on the Pink Sheets under the symbol CEXE.PK.  From May 4, 2009 until January 11, 2011, the effective date of the Company’s corporate name change to Circle Entertainment Inc. from FX Real Estate and Entertainment Inc., the Company’s common stock was quoted on the Pink Sheets under the symbol FXRE.PK.  The following table sets forth the high and low closing sales prices for our Common Stock for the quarterly periods for the years ended December 31, 2010 and 2009.

	2010
	High	Low

December 31, 2010	$0.40	$0.17
September 30, 2010	$0.27	$0.08
June 30, 2010	$0.20	$0.11
March 31, 2010	$0.27	$0.15

	2009
	High	Low

December 31, 2009	$0.25	$0.07
September 30, 2009	$0.25	$0.03
June 30, 2009	$0.26	$0.05
March 31, 2009	$0.78	$0.05

As of March 25, 2011, there were 587 holders of record of our Common Stock.

Dividend Policy

We currently intend to retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Furthermore, our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are senior to our Common Stock as to the right to receive cash dividends.  There are current dividend arrearages on our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and unless and until such arrearages are satisfied in full, we may not pay cash dividends on our Common Stock.  In addition, the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2010.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(# )	($)	(#)
Equity compensation plans approved by security holders	5,518,350	$2.82	9,981,650

Equity compensation plans not approved by security holders	—	—	—

For a description of our 2007 Executive Equity Incentive Plan and 2007 Long-Term Incentive Compensation Plan, see Note 14 to our audited Consolidated Financial Statements included elsewhere in this report.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data was derived from the audited consolidated financial statements of the Company as of and for the year ended December 31, 2010. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

(Amounts in thousands, except share information)

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Statement of Operations Data:
Revenue	$—	$—
Operating expenses (excluding depreciation and amortization and impairment of land)	4,360	(4,398)
Depreciation and amortization	—
Operating income (loss)	(4,360)	4,398
Interest income (expense), net	10	7
Other income (expense)	—	(426)
Income/(Loss) before equity in earnings (loss) of affiliate, minority interest and incidental operations	(4,370)	3,979
Loss from discontinued operations (a)	(39,571)	(118,663)

Net loss attributable to Circle Entertainment Inc.	$(43,941)	$(114,684)

Less: Gain from discharge of net assets due to bankruptcy plan	390,752	—
Net Income/(loss) attributable to Circle Entertainment Inc.	346,811	(114,684)

Basic and diluted loss per common share	$5.31	$(2.16)
Basic and diluted number of common shares outstanding	65,284,013	53,118,438

(a) Reference is made to note 3 (discontinued operations) to our consolidated financial statements included elsewhere in this report.

	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$372	$79
Other current assets	1,075	5
Assets related to discontinued operations		140,960
Total assets	1,447	141,044
Current liabilities (excluding current portion of debt)	2,496	1,737
Liabilities related to discontinued operations		492,431
Total liabilities	2,496	494,168
Members’ equity/Stockholders’ equity	(1,049)	(353,124)

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company’s historical audited consolidated financial statements and notes thereto included elsewhere in this Annual Report. Our historical results of operations reflected in our historical audited consolidated financial statements are not indicative of our future results of operations as we have entered a new line of business from which we do not currently generate revenue.

Executive Summary

 On December 15, 2010, our Las Vegas Property Subsidiary, which had been in its Chapter 11 Bankruptcy Proceeding since April 21, 2010, reorganized and emerged from its Chapter 11 Bankruptcy Proceeding  under new ownership. As a result, we no longer have an ownership interest in the Las Vegas Subsidiary or the Las Vegas Property.  The Las Vegas Property was substantially our entire business.  For a description of the events surrounding our loss of the Las Vegas Property, refer to “Item 1. Business—The Company’s Former Line of Business.”  The Las Vegas Property Subsidiary has been de-consolidated as of January 1, 2010 and is accounted for as a discontinued operation in our consolidated financial statements included elsewhere in this report.

On September 10, 2010, we, through our wholly-owned subsidiary Circle Entertainment SV-I, LLC, entered into the License Agreement with the ThrillRides Parties to use and commercially exploit the SkyView Technology, which is expected to be the foundation of the Company’s new location-based entertainment line of business.  We have been pursuing the development and commercialization of the SkyView Technology since then.  For a further discussion of the new line of business based on the SkyView Technology, refer to “Item 1. Business—The Company’s New Line Business.”  We do not currently generate any revenues from this new line of business.

As has been previously reported , we are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow, and cash on hand as of March 31, 2011 is not sufficient to fund our past due obligations and short-term liquidity needs, including our ordinary course obligations as they come due.  We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new line of business.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements included elsewhere herein. However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and such historical financial statements and information should not be relied upon by you to evaluate our business and financial condition going forward because they are not indicative of our future operating and financial results due to our entry into our new line of business from which we do not currently generate revenue.

Circle Entertainment Operating Results

Our results for the year ended December 31, 2010 reflected revenue of $17.0 million and operating expenses of $4.4 million. The Company incurred corporate overhead expenses of $8.1 million for the year ended December 31, 2010. Included in corporate overhead expenses for the year ended December 31, 2010 are $0.3 million in non-cash compensation and $0.3 million in shared services charges and professional fees, including legal and accounting costs.   The Company operated the Las Vegas Property through its Las Vegas Property Subsidiary until June 23, 2009.  On June 23, 2009, a receiver was appointed as a result of the first lien lenders exercising remedies under the loan default.  The Company’s financial information for the period the receiver was in control of the Las Vegas Property is prepared in reliance by the information provided by the receiver.  The Company again operated the Las Vegas Property from April 21, 2010 until December 15, 2010, in accordance with the Bankruptcy Plan.  The Las Vegas Property Subsidiary has been de-consolidated as of January 1, 2010 and is accounted for as a discontinued operation in our consolidated financial statements included elsewhere in this report.

For the year ended December 31, 2010, we had net interest expense of $39.6 million.

For the year ended December 31, 2010, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.   As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  The Company anticipates incurring additional taxable losses while it completes the development and commercialization of the SkyView Technology and the SkyViews.  The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception.

Results for the Year Ended December 31, 2010 and 2009

(amounts in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Variance
Revenue	$17,042	18,852	$(1,810)
Operating expenses (excluding depreciation and amortization and impairment of land)	(19,354)	(10,292)	(9,062)
Impairment of land		(79,087)	79,087
Depreciation and amortization	(2,067)	(2,026)	(41)

Income (loss) from operations	(4,379)	(72,553)	68,174
Interest expense, net and other	(39,562)	(42,131)	2,569
Gain from discharge of net assets of Las Vegas Property Subsidiary due to bankruptcy plan	390,752	—	390,752

Net income/(loss)	$346,811	(114,684)	$461,495

Revenue

Revenue decreased $1.8 million, or 9.6% in 2010 as compared to 2009  due primarily to the loss of some of the Las Vegas Property’s tenants whose long term leases expired and the inability to replace such former tenants because of leasing restrictions contained in the continuing tenants’ leases.

Operating Expenses

Operating expenses increased $9.1 million, or 88.71% in 2010 as compared to 2009 primarily due to the reversal of a licensing fee of $10.0 million in 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.04 million, or 2.0%, in 2010 as compared to 2009 due primarily to asset additions placed into service during 2010.

Impairment of Land

The Company recorded an impairment charge of $79.1 million for the year ended December 31, 2009. This charge reduces the carrying value of the Company’s total investment in real estate to $137.7 million. There is no tax benefit recorded associated with this charge because the Company has generated losses since its formation in 2007 and has no history of generating taxable income.

Interest Income/Expense

Interest expense, net, decreased $2.6 million, or 6.1% in 2010 as compared to 2009 due to a reduction in the amount of the Las Vegas Property Subsidiary’s mortgage debt on the Las Vegas Property and the ultimate discharge of such mortgage debt on December 15, 2010, the date on which the Las Vegas Subsidiary’s Bankruptcy Plan became effective.

Discontinued Operations

The net assets (deficit) were distributed to new ownership on the date of the acceptance of the Chapter 11 plan by the court in the amount of $(391,174) million, which was recorded as an extraordinary gain from the discharge of the net assets of the Las Vegas Property Subsidiary.

Net revenues included in discontinued operations related to the Las Vegas Property Subsidiary and the Las Vegas property were $17.04 million and $18.9 million in fiscal 2010 and fiscal 2009, respectively.

The results of discontinued operations include interest expense that was based upon borrowings specifically attributable to the Las Vegas Property Subsidiary’s property operations. For fiscal 2010 and fiscal 2009, the amount of interest expense reclassified to discontinued operations was approximately $39.6 million and $41.6 million, respectively.

The Company's consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, “Reorganizations” (“ASC Topic 852”), which requires that financial statements for periods subsequent to the Las Vegas Property Subsidiary's Chapter 11 bankruptcy proceedings distinguish transactions and events that are directly associated with the Las Vegas Property Subsidiary's reorganization from the ongoing operations of the Company's business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred in the Las Vegas Property Subsidiary's Chapter 11 bankruptcy are recorded as reorganization items on our consolidated statements of operations.

At December 15, 2010, the effective date of the Las Vegas Property Subsidiary's emergence from bankruptcy, we did not meet the requirements under ASC Topic 852 to adopt fresh start accounting. Fresh start accounting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to fresh start accounting are:

●
the reorganization value of the debtor’s assets immediately before the date of confirmation of the plan of reorganization is less than the total of all post- petition liabilities and allowed claims; and

●	the holders of existing voting shares immediately before confirmation of the plan of reorganization receive less than 50% of the voting shares upon emergence.

These requirements are referred to as the “fresh start applicability test.” For purposes of applying the fresh start applicability test, reorganization value is defined by ASC Topic 852 as “the value attributed to the reconstituted entity, as well as the expected net realizable value of those assets that will be disposed before reconstitution occurs. Therefore, this value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets  of the entity immediately after the restructuring.”

As of December 15, 2010, our fresh start calculation indicated that we did not meet the requirements to adopt freah start accounting because the reorganization value of the Las Vegas Property Subsidiary's assets exceeded the total of post-petition liabilities and allowed claims. The Company recognized a gain on reorganization of $390.8 million upon the Las Vegas Property Subsidiary's emergence from bankruptcy.

Summarized financial information for the Company’s discontinued operations for fiscal 2010 and fiscal 2009:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	2010	2009
Loss from discontinued operations
Las Vegas Subsidiary	$39.6	$118.7

Liquidity and Capital Resources

Introduction — The historical financial statements included in this annual report are not necessarily representative of our planned business going forward or indicative of our future operating and financial results.

On December 15, 2010, our Las Vegas Property Subsidiary, which had been in its Chapter 11 Bankruptcy Proceeding since April 21, 2010, reorganized and emerged from its Chapter 11 Bankruptcy Proceeding  under new ownership. As a result, we no longer have an ownership interest in the Las Vegas Subsidiary or the Las Vegas Property.  The Las Vegas Property was substantially our entire business.  For a description of the events surrounding our loss of the Las Vegas Property, refer to “Item 1. Business—The Company’s Former Line of Business.”  The Las Vegas Property Subsidiary has been de-consolidated as of January 1, 2010 and is accounted for as a discontinued operation in our consolidated financial statements included elsewhere in this report.

On September 10, 2010, we, through our wholly-owned subsidiary Circle Entertainment SV-I, LLC, entered into the License Agreement with the ThrillRides Parties to use and commercially exploit the SkyView Technology, which is expected to be the foundation of the Company’s new location-based entertainment line of business.  We have been pursuing the development and commercialization of the SkyView Technology since then.  For a further discussion of the new line of business based on the SkyView Technology, refer to “Item 1. Business—The Company’s New Line Business.”  We do not currently generate any revenues from this new line of business.

We have no current cash flow and cash on hand is not sufficient to fund our short-term liquidity needs during 2011, including the payment of executive salaries of approximately $1.4 million, advance royalty payments to the ThrillRides Parties under the License Agreement of approximately $0.6 million and payments under the Transaction Agreement for the Orlando, Florida project of approximately $5,000,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Our independent registered public accounting firm’s report dated March 31, 2011 to our consolidated financial statements for the year ended December 31, 2010 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to repay the past due amount under the mortgage loan and other obligations as they become due.

During 2010 and to date in 2011, we have funded our short-term capital requirements through private placements of our equity securities and borrowings under unsecured demand loans as described under “Item 1. Business—2010 and 2011 Private Placements of Equity Securities and Borrowings under Unsecured Demand Loans.”

We intend to fund our new line of business and satisfy our liquidity requirements for the next twelve months through equity and/or debt financings.   There is no assurance we will be able to do so on terms acceptable to us or at all.

Cash Flow for the Year Ended December 31, 2010

Operating Activities

Cash used in operating activities of $3.9 million for the year ended December 31, 2010 consisted primarily of the net loss for the period of $43.9 million, which includes  share-based payments of $0.3 million offset by the loss attributed to discontinued operations of $39.6 million due to the disposition of the Las Vegas Subsidiary and the Las Vegas Property. There were changes in working capital levels during the period of $0.8 million for the year ended December 31, 2010.

Investing Activities

Cash used in investing activities of $0.2 million for the year ended December 31, 2010 primarily reflects $0.22 million used for capitalized development costs during the period and $0.01 million used for the purchase of property and equipment.

Financing Activities

Cash provided by financing activities of $4.4 million for the year ended December 31, 2010 reflects proceeds from private placements of stock of $4.0 million and $0.4 million for a stock warrant valuation.

Cash Flow for the Year Ended December 31, 2009

Operating Activities

Cash used in operating activities of $15.3 million for the year ended December 31, 2009 consisted primarily of the net loss for the period of $114.7 million, which includes the non-cash impairment of available-for-sale securities of $127 million, depreciation and amortization costs of $2.0 million, deferred financing cost amortization of $0.1 million, share-based payments of $0.6 million and the impairment charge to land of $79.1 million for the decline in value of the Las Vegas Property. There were changes in working capital levels during the period of $27.3 million for the year ended December 31, 2009.

Investing Activities

Cash provided by investing activities of $33.7 million for the year ended December 31, 2009 primarily reflects $4.1 million from the sale of marketable securities during the period and $29.6 million of restricted cash used.

Financing Activities

Cash provided by financing activities of $20.7 million for the year ended December 31, 2009 reflects proceeds from private placements of stock of $0.9 million, repayment of a loan of $21.0 million, and repayment of another loan plus interest of $0.7 million principal amount.

Dividends

We currently intend to retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Furthermore, our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are senior to our Common Stock as to the right to receive cash dividends.  There are current dividend arrearages on our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and unless and until such arrearages are satisfied in full, we may not pay cash dividends on our Common Stock.  In addition, the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our common stock.

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

Application of Critical Accounting Policies

Marketable Securities

Marketable securities at December 31, 2008 consisted of common shares of Riviera Holdings Corporation (a then publicly traded gaming company) owned by the Company. These securities are classified as available for sale in accordance with the provision of Financial Accounting Standards concerning Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value. Based on the Company’s evaluation of the underlying reasons for the decline in value associated with these shares, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operated, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company determined that the losses were other than temporary as of December 31, 2009 and recognized impairment loss of $0.1 million that is included in other expense in the accompanying statements of operations for the year ended December 31, 2009. As of December 31, 2009, the Company had sold all of its common shares of Riviera Holdings Corporation.

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

We follow the provisions of Financial Accounting Standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets . In accordance with the accounting standards, we review our real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. We determine impairment by comparing the property’s carrying value to an estimate of fair value. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value. As a result of an impairment tests in 2009, the Company recorded an impairment charge of $79.1 million in 2009 and 2.1 million in 2010. The Las Vegas Property was disposed of on December 15, 2010, upon effectiveness of the Bankruptcy Plan. No proceeds were received.

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

The preparation of our financial statements in accordance with United States generally accepted accounting principals (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management considers an accounting estimate to be critical if it requires assumptions to be made about matters that were highly uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on the Company’s results of operations. On an ongoing basis, we evaluate our estimates and assumptions, including those related to income taxes and share-based payments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily available from other sources. Actual results may differ from these estimates under different assumptions. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of the Company’s Board of Directors.

The Company continuously monitors its estimates and assumptions to ensure any business or economic changes impacting these estimates and assumptions are reflected in the Company’s financial statements on a timely basis, including the sensitivity to change the Company’s critical accounting policies.

The following accounting policies require significant management judgments and estimates:

Income Taxes

We adopted the provisions of Financial Accounting Standards concerning, Accounting for Uncertainty in Income Taxes , and an interpretation of Financial Accounting Standards concerning, Accounting for Income Taxes upon formation of the Company on June 15, 2007. We have no uncertain tax positions under the adopted accounting standards.

We account for income taxes in accordance accounting standards concerning income taxes, which require that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

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

Impact of Recently Issued Accounting Standards

The Company adopted the provisions of Financial Accounting Standards for Fair Value Measurements. The accounting standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of the accounting standard are effective for the Company beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company has adopted the accounting standard for its marketable securities (see note 2, Formation of the Company). The Company’s marketable securities qualify as level one financial assets in accordance with Financial Accounting Standards as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company’s interest rate cap agreement (see note 9) qualifies as a level three financial asset in accordance with accounting standards as of December 31, 2009; however, the balance as of December 31, 2009 and changes in the period ended December 31, 2009 did not have a material effect on the Company’s financial position or operations. The Company does not have any other level three financial assets or liabilities.

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

The Company adopted accounting standards concerning Business Combinations and accounting standards concerning noncontrolling Interests in Consolidated Financial Statements, on January 1, 2009. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The adoption of accounting standards concerning business combinations will change the Company’s accounting treatment for business combinations on a prospective basis. The Company has completed its assessment of the impact of the accounting standard on its consolidated financial statements and has concluded that the statement has not had a significant impact on the Company’s consolidated financial statements. The Company’s adoption of accounting standards concerning noncontrolling interests has no significant impact for its existing noncontrolling interest because the impact is limited to presentation and disclosure in the Company’s financial statements. The prior period has been restated to conform to the 2009 presentation as accounting standards require retrospective application of the presentation and disclosure requirements to all periods presented. A prospective change is that future changes in noncontrolling interests are accounted for as equity transactions, unless the change results in a loss of control.

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

Seasonality

We do not consider our new line of business to be seasonal.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk arising from changes in market rates and prices, interest rates and the market price of our common stock. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

The $475 million mortgage loan pays interest at variable rates ranging from 3.75% to 11.25%% at December 31, 2009. A rate cap agreement to protect the one-month LIBOR rate at a maximum of 3.5% was purchased in conjunction with the extension of the Mortgage Loan effective July 6, 2008. This rate cap agreement lapsed on January 6, 2009 in conjunction with the maturity of the loan.  At December 31, 2010, the loan was discharged as a result of the Bankruptcy Plan.

Foreign Exchange Risk

We presently have no operations outside the United States. As a result, we do not believe that our financial results have been or will be materially impacted by changes in foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Circle Entertainment Inc.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Circle Entertainment Inc.:

We have audited the accompanying consolidated balance sheets of Circle Entertainment Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circle Entertainment Inc. at December 31, 2010, and the consolidated results of its operations and cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming Circle Entertainment Inc. will continue as a going concern. As more fully discussed in Note 4 to the consolidated financial statements, the Company has limited available cash, has a working capital deficiency and will need to secure new financing or additional capital in order to pay its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note 3. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada
March 31, 2011

 Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$372	$79
Restricted cash
Prepaid expenses and other current assets	1	5

Total current assets	373	84
Investment in real estate:
Land
Building and improvements
Furniture, fixtures and equipment	8
Capitalized development costs	223	—
Less: accumulated depreciation

Net investment in real estate	231
Other assets	843	—
Assets related to discontinued operations	—	140,960
Acquired lease intangible assets, net

Total assets	$1,447	$141,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,336	$1,628
Debt in default — note 5
Due to related parties	160	109
Other current liabilities
Liabilities related to discontinued operations		492,431

Total current liabilities	2,496	494,168
Related party debt		—
Other long-term liabilities		—

Total liabilities	2,496	494,168
Contingently redeemable stockholders’ deficit		—
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1,500 shares and 0 shares of Series A Preferred, 2,050 shares and 0 shares of Series B Preferred, and 1 share of Non-Voting Designated Stock issued and outstanding at December 31, 2010 and December 31, 2009, respectively		—
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,403,876 and 63,841,377 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	654	638
Additional paid-in-capital	90,486	300,480
Subscription receivable		(4)
Accumulated deficit	(92,189)	(654,238)
Non-controlling interest	—	—
Accumulated other comprehensive loss		—

Total stockholders’ deficit	(1,049)	(353,124)

Total liabilities and stockholders’ deficit	$1,447	$141,044

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Consolidated	Consolidated
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Revenue	$—	$

Operating expenses:
License fees	—	(10,000)
Selling, general and administrative expenses	4,360	5,602

Total operating expenses	4,360	(4,398)

Income (loss) from operations	(4,360)	4,398

Interest income		8
Interest expense	(10)	(1)
Other income (expense)		(126)
Gain from discharge of net assets of Las Vegas Property Subsidiary due to bankruptcy plan	390,752	—
Income tax expense		(300)
Loss from discontinued operations	(39,571)	(118,663)

Net Income/(loss)	$346,811	$(114,684)

Basic and diluted income/(loss) per share	$5.31	$(2.16)

Basis and diluted average number of common shares outstanding	65,284,013	53,118,438

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

STATEMENTS OF CASH FLOWS
 (amounts in thousands)

	Consolidated	Consolidated
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net Income/(loss)	$346,811	$(114,684)
Net loss attributed to discontinued operations	39,729	118,663
Less gain from discharge of net assets of Las Vegas Property Subsidiary due to bankruptcy plan	(390,752)
Adjustments to reconcile net loss to cash used by operating activities:
Reversal of licensing fee due to termination of agreement		(10,000)
Share-based payments	314	582
Impairment of available-for-sale securities		126
Changes in operating assets and liabilities:
Other current and non-current assets	(838)	(1,075)
Accounts payable and accrued expenses	707	942
Accrued license fees		—
Due to related parties	51	(193)

Net cash used in operating activities	(3,978)	(5,639)

Cash flows provided by (used in) investing activities:
Capitalized development costs	(223)
Acquisitions of real estate		(47)
Proceeds from sale of marketable securities		4,105
Purchase of property and equipment	(8)	—

Net cash provided by (used in) investing activities	(231)	4,058

Cash flows provided by (used in) financing activities:
Proceeds from private placement of units	4,009	870
Warrant valuation	493
Repayment of Margin loan plus interest		(741)
Contribution from minority interest		45

Net cash provided by (used in) financing activities	4,502	174

Net increase/(decrease) in cash and equivalents	293	(1,407)
Cash and cash equivalents — beginning of period	79	1,486

Cash and cash equivalents — end of period	$372	$79

Supplemental cash flow disclosures:
Cash paid for interest	$1,264	$9,163
Cash paid for debt restructuring	5,160	4,290
Non-cash financing and investing activities:

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Stock Subscription Receivable		Accumulated Deficit
	Shares	Amount	Shares	Amount					Total

Balance at December 31, 2008	-	$-	51,992,417	$520	$299,142	$		$(539,554)	$(239,892)
Private placement of units			11,848,960	118	756				874
Stock subscription receivable							(4)		(4)
Stock option expense					582				582

Net loss								(114,684)	(114,684)

Balance at December 31, 2009	-	$-	63,841,377	$638	$300,480		$(4)	$(654,238)	$(353,124)
Private placement of units	3,550	-	1,562,499	16	3,989				4,005
Stock subscription receivable							4		4
Stock option expense					314				314
Eliminated amounts of discontinued operations					(214,790)			215,238	448
Warrant valuation					493				493
Net income								346,811	346,811
Balance at December 31, 2010	3,550	$-	65,403,876	$654	$90,486	$		$(92,189)	$(1,049)

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial information contained in these consolidated financial statements for the years ended December 31, 2010 and 2009 reflects the results of operations of Circle Entertainment Inc. (“Circle” or the “Company”), a Delaware corporation, and its consolidated subsidiaries.

On January 11, 2011, the Company changed its corporate name to “Circle Entertainment Inc.” from “FX Real Estate and Entertainment Inc.”

As used in these consolidated financial statements, the words “Las Vegas Property Subsidiary” refer to our former subsidiary,  FX Luxury Las Vegas I, LLC, into which its  predecessor entities and the Company’s then consolidated subsidiaries, as the  owners of  the Las Vegas Property (as defined below), were merged on November 5, 2009.   Prior to November 5, 2009, these predecessor entities include FX Luxury Las Vegas I, LLC, FX Luxury Las Vegas II, LLC, and FX Luxury Las Vegas Parent, LLC, and their predecessor entities, BP Parent, LLC, Metroflag BP, LLC and Metroflag Cable, LLC.

As used in these consolidated financial statements the words “Las Vegas Property” refer to 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada.

On December 15, 2010, the Las Vegas Property Subsidiary, which had been in Chapter 11 bankruptcy proceedings since April 21, 2010, reorganized and emerged from its Chapter 11 bankruptcy proceedings under new ownership.  As a result, the Company no longer has an ownership interest in the Las Vegas Property Subsidiary or the Las Vegas Property.   Accordingly, the Las Vegas Property Subsidiary has been de-consolidated as of January 1, 2010 and is accounted for as a discontinued operation in these consolidated financial statements as described in note 3 below.

The consolidated financial statements of Circle include the accounts of all subsidiaries and the Company’s share of earnings or losses of joint ventures and affiliated companies under the equity method of accounting. All intercompany accounts and transactions have been eliminated.

2.  Organization and Background

Business of the Company

The Company’s New Line of Business

On September 10, 2010, the Company, through its wholly-owned subsidiary, Circle Entertainment SV-I, LLC, entered into an Exclusive  License Agreement (the “License Agreement”) with William J. Kitchen ("Kitchen") and US ThrillRides, LLC (Kitchen’s wholly-owned corporate affiliate, ThrillRides" and together with Kitchen, the "ThrillRides Parties"), pursuant to which the ThrillRides Parties have granted a worldwide exclusive license to us to use and commercially exploit all of Kitchen’s patents, ThrillRides’ trademark and Kitchen’s other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance (collectively, the "SkyView Technology").  Concurrently with their entry into the License Agreement, the parties also entered into a related Development Agreement (the "Development Agreement") pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on our behalf.

The SkyView Technology is expected to be the foundation of the Company’ new location-based entertainment line of business.  The Company intends to commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remains under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Development and commercialization of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to develop and commercialize the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to successfully develop and commercialize the SkyView Technology and the SkyViews.

A brief description of the terms and conditions of the License Agreement and the Development Agreement is set forth in Note 18 below.

Reference is made to Note 20  below for a description of the Company’s proposed co-development of a project in Orlando, Florida, on which the Company’s SkyView™ observation wheel will be placed beside retail, restaurant and bar, and entertainment facilities.

The Company’s Former Line of Business

The Company’s original business consisted of owning and operating the Las Vegas Property (17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada). While owned by the Company, the Las Vegas Property was occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas Property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the 2008 disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property.   However, on or about January 6, 2009, the  Las Vegas Property Subsidiary went into default under the $475 million mortgage loans secured by the Las Vegas Property when it was unable to repay the loans at maturity on or about January 5, 2009.  The Company continued commercial leasing activities on the property until June 23, 2009, when as a result of the default under the first mortgage loan, the first lien lenders had a receiver appointed to take control of the property and, as a consequence, the Las Vegas Property Subsidiary ceased managing or operating such property.

As described in Note 6  below, on April 21, 2010, the Las Vegas Subsidiary become a debtor in possession in chapter 11 bankruptcy proceedings until December 15, 2010 when it reorganized and emerged therefrom under new ownership pursuant to its bankruptcy court-approved plan of reorganization.  As a result, the Company no longer has an ownership interest in the Las Vegas Subsidiary or the Las Vegas Property.  The  Las Vegas Property was substantially the Company’s entire business. The Las Vegas Property Subsidiary has been de-consolidated as of January 1, 2010 and is accounted for as a discontinued operation in these consolidated financial statements as described in note 3 below.

Formation of the Company

Circle Entertainment Inc. (formerly known as FX Real Estate and Entertainment Inc. as a result of a corporate name change on January 11, 2011) was formed as a result of the following transactions involving predecessor entities and other parties that occurred between April 2007 and January 2008:

●	FX Luxury Realty, LLC (“FXLR”) was formed under the laws of the state of Delaware on April 13, 2007. FXLR was inactive from inception through May 10, 2007;

●
On May 11, 2007, Flag Luxury Properties, LLC (“Flag”), a real estate development company in which Robert F.X. Sillerman and Paul C. Kanavos each owned an approximate 29% interest, contributed to the Company its 50% ownership interest in predecessor entities of the Las Vegas Property Subsidiary for all of the membership interests in FXLR The sale of assets by Flag was accounted for at historical cost as FXLR and Flag were entities under common control;

●
On May 30, 2007, FXLR entered into an agreement to acquire the remaining 50% ownership interest in the predecessor entities of the Las Vegas Property Subsidiary that it did not already own. This purchase was completed on July 6, 2007. As a result of this purchase, FXLR owned 100% of the predecessor entities of the Las Vegas Property Subsidiary, and therefore the Las Vegas Property. The total consideration paid by FXLR for the remaining 50% interest in such predecessor entities was $180 million, $172.5 million of which was paid in cash at closing and $7.5 million of which was an advance payment made in May 2007 (funded by a $7.5 million loan from Flag). The cash payment at closing was funded from $92.5 million of cash on hand and $105 million in additional borrowings, which was reduced by $21.3 million deposited into a restricted cash account to cover debt service commitments and $3.7 million in debt issuance costs. The $7.5 million loan from Flag was repaid on July 9, 2007;

●
On June 1, 2007, CKX, Inc. (“CKX”), a company in which Robert F.X. Sillerman is the largest stockholder and of which he then served as chief executive officer, contributed $100 million in cash to FXLR in exchange for 50% of the common membership interests in FXLR;

●	Circle Entertainment Inc. was formed under the laws of the state of Delaware on June 15, 2007;

●
On September 26, 2007, CKX,  together with other holders of common membership interests in FXLR contributed all of their common membership interests in FXLR to Circle Entertainment Inc. in exchange for shares of common stock of Circle Entertainment Inc.  As a result of this exchange, Circle Entertainment Inc. held 100% of the outstanding common membership interests of FXLR;

●	On September 26, 2007, CKX acquired an additional 0.742% of the outstanding capital stock of Circle Entertainment Inc. for a price of $1.5 million;

●	On November 29, 2007, Circle Entertainment Inc. reclassified its common stock on a basis of 194,515.758 shares of common stock for each share of common stock then outstanding; and

●
On January 10, 2008, Circle Entertainment Inc. became a publicly traded company as a result of CKX distributing all of the shares of Circle Entertainment Inc. common stock held by it to its stockholders of record as of December 31, 2007.

On December 24, 2009, FXL, Inc., a new wholly-owned subsidiary of Circle Entertainment Inc., succeeded to Circle Entertainment Inc.’s interest in FXLR.

On December 15, 2010, Circle Entertainment Inc. surrendered its interest, held by FXLR,  in the Las Vegas Property Subsidiary pursuant to the Bankruptcy Plan, whereupon it no longer had an ownership interest in the Las Vegas Property.

2009, 2010 and 2011 Private Placements of Equity Securities and Borrowings under Unsecured Demand Loans

During 2009, 2010 and to date in 2011, the Company has funded its short-term capital requirements through the following private placements of its equity securities and borrowings under unsecured demand loans:

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

Series A Convertible Preferred Stock

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

After giving effect to the sale of shares of Series A Convertible Preferred Stock on July 7, 2010, the Company had issued and sold all 1,500 authorized shares of Series A Convertible Stock.  Because there are at least 1,000 shares of Series A Convertible Preferred Stock outstanding, the Company’s board of directors is required, at the request of the holders of a majority of the Series A Convertible Preferred Stock, to increase its size by one member and cause such resulting vacancy to be filled by a director designated by such holders. Such holders have not made such a request thus far.

Because the foregoing private placements involved certain of the Company’s directors and certain greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.

Series A Convertible Preferred Stock Certificate of Designation

The Company created 1,500 shares of Series A Convertible Stock by filing a Certificate of Designation (the "Series A Certificate of Designation") with the Secretary of State of the State of Delaware thereby amending its Amended and Restated Certificate of Incorporation, as amended. The Company issued and sold an aggregate of 1,500 shares of the Series A Convertible Preferred Stock as part of the units. The designation, powers, preferences and rights of the shares of Series A Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are contained in the Series A Certificate of Designation and are summarized as follows:

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

●
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

●
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

●	The shares of Series A Convertible Preferred Stock is senior in liquidation preference to the shares of Company common stock.

●
The shares of Series A Convertible Preferred Stock vote as a class with the outstanding shares of Company common stock on an as-converted basis (except as otherwise required by the Series A Certificate of Designation or applicable law).

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

●
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

The foregoing description of the Series A Convertible Preferred Stock  is not complete and is qualified in its entirety by reference to the full text of the Series A Certificate of Designation and the form of Warrant, copies of which are listed and incorporated by reference as Exhibits 3.3 and 10.24, respectively, to this report, and are incorporated herein by reference.

Series B Convertible Preferred Stock

On August 17, 2010, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders, pursuant to which the purchasers purchased from the Company an aggregate of 150 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly created and  issued Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Convertible Preferred Stock") , and (y) a warrant to purchase up to 12,507.8 shares of the Company’s common stock (such number of shares being equal to the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the closing date and (ii) 200%) at an exercise price of $0.2399 per share (such exercise price representing 150% of the closing price referred to in preceding clause (i)). The warrants are exercisable for a period of 5 years. The Company generated aggregate proceeds of $150,000 from the sale of the units.

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

On October 18 through October 22, 2010, the Company entered into subscription agreements with accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 800 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i)).  The number of shares of the Company’s common stock underlying each warrant ranges from 8,090.61 shares to 8,322.93 shares and the exercise price per share at which each warrant is exercisable ranges from $0.360 to $0.371 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.   The Company generated aggregate proceeds of $800,000 from the sale of the units.

On December 8, 2010, the Company entered into a subscription agreement with an accredited investor, pursuant to which the purchaser purchased from the Company 100 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i)). The number of shares of the Company’s common stock underlying each warrant is 6,559.53 shares and the exercise price per share at which each warrant is exercisable is $0.4574. The warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $100,000 from the sale of the units.

On December 23, 2010, the Company entered into a subscription agreement with an accredited investor, pursuant to which the purchaser purchased from the Company 200 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable Closing Price referred to in preceding clause (i)). The number of shares of the Company’s common stock underlying each warrant is 6,925.21 shares and the exercise price per share at which each warrant is exercisable is $0.4332. The warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $200,000 from the sale of the units.

On February 8 through February 14, 2011, the Company entered into subscription agreements with accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 330 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly issued Series B Convertible Preferred Stock, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i)).  The number of shares of the Company’s common stock underlying each warrant ranges from 3,175.61 shares to 5,538.62 shares and the exercise price per share at which each warrant is exercisable ranges from $0.3149 to $0.5417 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.   The Company generated aggregate proceeds of $330,000 from the sale of the units.  The Company also issued 35,000 shares of Series B convertible Preferred Stock in satisfaction of a $35,000 sales commission owed to an individual in connection with previous sales of the Company’s securities in the offering.

On  February 15 through March 8, 2011,  the Company entered into subscription agreements with certain of its directors, executive officers  and greater than 10% stockholders and other accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 85 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s Series B Convertible Preferred Stock, $0.01 par value per share, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i))  The number of shares of the Company’s common stock underlying each warrant ranges from 2,676 shares to 2,820 shares and the exercise price per share at which each warrant is exercisable ranges from $0.5319 to $0.5606 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $85,000 from the sales of the units.

After giving effect to the sale of the Series B Convertible Preferred Stock on March 8, 2011, the Company had issued and sold  all 2,500 authorized shares of Series B Convertible Stock.  Because there are at least 1,667 shares of Series B Convertible Preferred Stock outstanding, the Company’s board of directors is required, at the request of the holders of a majority of the Series B Convertible Preferred Stock, to increase its size by one member and cause such resulting vacancy to be filled by a director designated by such holders. Such holders have not made such a request thus far.

Because the foregoing private placements involved certain of the Company’s directors, officers, greater than 10% stockholders and affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.

Series B Convertible Preferred Stock Certificate of Designation

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

●	removal of the Class B Director shall be subject to the affirmative vote of the holders of a majority of the outstanding shares of Series B Convertible Preferred Stock.

The foregoing description of the Series B Convertible Preferred Stock  is not complete and is qualified in its entirety by reference to the full text of the Series A Certificate of Designation and the form of Warrant, copies of which are listed and incorporated by reference as Exhibits 3.4 and 10.28, respectively, to this report, and are incorporated herein by reference.

2011 Unsecured Demand Loans

On March 3 through March 8, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $900,000, bearing interest at the rate of 6% per annum.

The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes. Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

The foregoing description of the loans is not complete and it is qualified in its entirety by reference to the full text of the form of Promissory Note evidencing the loans, a copy of which is listed and incorporated by reference as Exhibit 10.33 to this report,  and is incorporated herein by reference.

3.  Discontinued Operations

On December 15, 2010, our Las Vegas Property Subsidiary, which had been in Chapter 11 bankruptcy proceedings since April 21, 2010, reorganized and emerged from its Chapter 11 bankruptcy proceedings under new ownership. As a result, we no longer have an ownership interest in the Las Vegas Subsidiary or the Las Vegas Property. The Las Vegas Property was substantially our entire business.  For a description of the events surrounding our loss of the Las Vegas Property, refer to note 6 below.

The results of the Las Vegas Subsidiary prior to its reorganization and emergence from Chapter 11 bankruptcy proceedings are included within discontinued operations for all periods presented.

The following is a summary of the assets and liabilities associated with the Las Vegas Subsidiary as of December 31, 2010 (dollars in thousands):

Assets
Cash and cash equivalents	$399
Restricted cash	1,690
Receivables - net	184
Deferred rent receivable	1,132
Investment in real estate, at cost, net	135,709
Other intangible assets	946
Prepaids and other assets	101
Total	$140,161

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$76,177
Due to related party	1,072
Deferred revenue	70
Other liabilities and accrued expenses	16
Long-term borrowings	454,000
Total	531,335
Net assets	$(391,174)

The net assets (deficit) were distributed to new ownership on the date of the acceptance of the Chapter 11 plan by the court in the amount of $(391,174) million, which was recorded as an extraordinary gain from the discharge of the net assets of the Las Vegas Property Subsidiary.

Net revenues included in discontinued operations related to the Las Vegas Property Subsidiary and the Las Vegas property were $17.04 million and $18.9 million in fiscal 2010 and fiscal 2009, respectively.

The results of discontinued operations include interest expense that was based upon borrowings specifically attributable to the Las Vegas Property Subsidiary’s property operations. For fiscal 2010 and fiscal 2009, the amount of interest expense reclassified to discontinued operations was approximately $39.6 million and $41.6 million, respectively.

The Company's consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, “Reorganizations” (“ASC Topic 852”), which requires that financial statements for periods subsequent to the Las Vegas Property Subsidiary's Chapter 11 bankruptcy proceedings distinguish transactions and events that are directly associated with the Las Vegas Property Subsidiary's reorganization from the ongoing operations of the Company's business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred in the Las Vegas Property Subsidiary's Chapter 11 bankruptcy are recorded as reorganization items on our consolidated statements of operations.

At December 15, 2010, the effective date of the Las Vegas Property Subsidiary's emergence from bankruptcy, the Company  did not meet the requirements under ASC Topic 852 to adopt fresh start accounting. Fresh start accounting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to fresh start accounting are:

●
the reorganization value of the debtor’s assets immediately before the date of confirmation of the plan of reorganization is less than the total of all post- petition liabilities and allowed claims; and

●	the holders of existing voting shares immediately before confirmation of the plan of reorganization receive less than 50% of the voting shares upon emergence.

These requirements are referred to as the “fresh start applicability test.” For purposes of applying the fresh start applicability test, reorganization value is defined by ASC Topic 852 as “the value attributed to the reconstituted entity, as well as the expected net realizable value of those assets that will be disposed before reconstitution occurs. Therefore, this value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets  of the entity immediately after the restructuring.”

As of December 15, 2010, the Company's fresh start calculation indicated that it did not meet the requirements to adopt freah start accounting because the reorganization value of  the Las Vegas Property Subsidiary's assets exceeded the total of post-petition liabilities and allowed claims. The Company recognized a gain on reorganization of $390.8 million upon the Las Vegas Property Subsidiary's emergence from bankruptcy.

Summarized financial information for the Company’s discontinued operations for fiscal 2010 and fiscal 2009:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	2010	2009
Loss from discontinued operations
Las Vegas Subsidiary	$39.6	$118.7

4.  Going Concern

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company intends to commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remains under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Development and commercialization of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to develop and commercialize the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to successfully develop and commercialize the SkyView Technology and the SkyViews.

We have received opinions from our auditors expressing substantial doubt as to our ability to continue as a going concern. Investors are encouraged to read the information set forth herein in order to better understand the financial condition of, and risks of investing in, the Company.

5.  Summary of Significant Accounting Policies

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

Marketable Securities

Marketable securities at December 31, 2008 consisted of common shares of Riviera Holdings Corporation (a then publicly traded gaming company) owned by the Company. These securities are classified as available for sale in accordance with the provision of Financial Accounting Standards concerning Accounting for Certain Investments in Debt and Equity Securities and accordingly are carried at fair value. Based on the Company’s evaluation of the underlying reasons for the decline in value associated with these shares, including weakening conditions in the Las Vegas market where Riviera Holdings Corporation operated, and its uncertain ability to hold the securities for a reasonable amount of time sufficient for an expected recovery of fair value, the Company determined that the losses were other than temporary as of December 31, 2009 and recognized impairment loss of $0.1 million that is included in other expense in the accompanying statements of operations for the year ended December 31, 2009. As of December 31, 2009, the Company had sold all of its common shares of Riviera Holdings Corporation.

Fair Value of Financial Instruments

The Company has a policy and also was required by the Las Vegas Subsidiary’s lenders to use derivatives to partially offset the market exposure to fluctuations in interest rates. In accordance with accounting standards the Company recognizes these derivatives on the balance sheet at fair value and adjusts them on a quarterly basis. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not enter into derivatives for speculative or trading purposes.

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

We follow the provisions of Financial Accounting Standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the accounting standards, we review our real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. We determine impairment by comparing the property’s carrying value to an estimate of fair value. In the event that the carrying amount of a property is not recoverable and exceeds its fair value, we will write down the asset to fair value. As a result of an impairment tests in 2009, the Company recorded an impairment charge of $79.1 million in 2009 and $2.1 million in 2010. The Las Vegas Property was disposed of as of December 15, 2010 pursuant to the Bankruptcy Plan. No proceeds were received and the debt was discharged.

Loss Per Share/Common Shares Outstanding

Earnings (loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the years ended December 31, 2010 and December 31, 2009, 10,962,794 and 10,962,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Deferred Financing Costs

Financing costs are capitalized and amortized to interest expense over the life of the loan as an adjustment to the yield.

Share-Based Payments

In accordance with Financial Accounting Standards concerning Share-Based Payments, the fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. Judgment is required in determining certain of the inputs to the model, specifically the expected life of options and volatility. As a result of the Company’s short operating history, no reliable historical data is available for expected lives and forfeitures. The Company estimates the expected life of its stock option grants at the midpoint between the vesting dates and the end of the contractual term. This methodology is known as the simplified method and is used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. We estimated forfeitures based on management’s experience. The expected volatility is based on an analysis of comparable public companies operating in the Company’s industry.

Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  For the year ended December 31, 2010,  the Company did not record income tax expense due to the losses incurred since inception.  For the year ended December 31, 2009, the Company did record income tax expense due to an estimated gain on a partnership transfer with negative basis from FXLR LLC to FXL Inc. resulting in an estimated alternative minimum taxable income of $1.5 million. The alternative minimum tax was estimated at $0.3 million at the applicable tax rate. The income tax accrued for the year ended December 31, 2009 was reversed during the year ended December 31, 2010 after the completion of the Company’s tax returns.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2010.

There are no income tax audits currently in process with any taxing jurisdictions.

Risks and Uncertainties

The SkyView Technology is expected to be the foundation of the Company’ new location-based entertainment line of business.  The Company intends to commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remains under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Development and commercialization of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to develop and commercialize the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to successfully develop and commercialize the SkyView Technology and the SkyViews.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

The Company adopted Financial Accounting Standards concerning Fair Value Measurements. The accounting standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of the accounting standard are effective for the Company beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company has adopted the accounting standard for its marketable securities (see note 2, Formation of the Company). The Company’s marketable securities qualify as level one financial assets in accordance with accounting standards as they are traded on an active exchange market and are fair valued by obtaining quoted prices. The Company does not have any level two financial assets or liabilities that require significant other observable or unobservable inputs in order to calculate fair value. The Company’s interest rate cap agreement (see note 9) qualifies as a level three financial asset in accordance with accounting standards as of December 31, 2009; however, the balance as of December 31, 2008 and changes in the period ended December 31, 2008 did not have a material effect on the Company’s financial position or operations. The Company does not have any other level three financial assets or liabilities.

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

6.  Debt and Notes Payable and the Las Vegas Property Subsidiary’s Chapter 11 Bankruptcy Proceeding

Mortgage Loan Default — The Company’s consolidated debt as of December 31, 2009 included a mortgage loan on the Las Vegas Property in the principal amount of $475 million (the “Mortgage Loan”).   The Mortgage Loan was not guaranteed by Circle Entertainment nor has Circle Entertainment pledged any assets to secure the Mortgage Loan. The Mortgage Loan was secured only by first lien and second lien security interests in substantially all of the assets of the Las Vegas Subsidiary, including the Las Vegas Property.   As of December 31, 2010, the Mortgage Loan was discharged pursuant to the Bankruptcy Plan described herein.

On January 6, 2009, following the Las Vegas Property Subsidiary’s failure to repay the Mortgage Loan at maturity, the first lien lenders under the Mortgage Loan delivered their demand for repayment of all of the obligations owed to them under the loan, including the first lien principal amount of $280 million. On January 30, 2009, the first lien lenders seized the cash collateral reserve accounts established under the Loan from which the Property Subsidiary had been drawing working capital funds to meet ordinary expenses, including operating the Las Vegas Property, and applied $21 million of that amount to the outstanding principal under the first lien loan.  The Company operated the Las Vegas Property through its Property Subsidiary until June 23, 2009, when a receiver was appointed as a result of the first lien lenders exercising remedies under the loan default.  After the Las Vegas Property Subsidiary’s default on the Mortgage Loan on January 6, 2009 and until June 23, 2009, the property revenues were paid into a collateral account maintained under the supervision of the first lien lender and the Company applied for disbursements to pay for expenses incurred in connection with property operations.  After that date, the receiver was in charge of operating, leasing, and managing the property, and the Company was no longer involved in such activities.  For the period in which the receiver was in charge, the Company’s results are reported in reliance on the financial records maintained by the receiver.

As a result of such default and prior to the receiver’s appointment, on April 9, 2009, the first lien lenders sent a Notice of Breach and Election to Sell, initiating the trustee sale procedure against the Las Vegas Property. Under Nevada law, the Las Vegas Property was then subject to being sold  in a trustee sale to satisfy the first lien lenders’ obligations secured by the property provided the lenders had satisfied the Nevada procedures and further provided that the sale had not been stayed through bankruptcy or other filings or by a consensual delay by such lenders. Although the second lien portion of the Mortgage Loan ($195 million) was  also in default, pursuant to the inter-creditor agreement among the first and second lien lenders, the second lien lenders were restricted from exercising their remedies so long as the first lien lenders continued exercising their remedies.

On July 13, 2009, the Las Vegas Property Subsidiary received a Notice of Trustee’s Sale dated July 7, 2009, pursuant to which the trustee was to cause the Las Vegas Property to be sold to the highest bidder for cash so as to satisfy the outstanding obligations to the first lien lenders secured by the Property.  Such proposed sale was initially scheduled for September 9, 2009 and was adjourned multiple times and ultimately abandoned as a result of the Las Vegas Subsidiary’s chapter 11 bankruptcy proceedings.

Las Vegas Property Subsidiary’s Chapter 11 Bankruptcy Proceeding — On April 21, 2010, the Las Vegas Property Subsidiary filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada (Case No. 10-17015) (the “Chapter 11 Bankruptcy Proceeding”), pursuant to which the Las Vegas Property Subsidiary presented its pre-packaged plan in accordance with a lock-up and plan support agreement dated as October 23, 2009 (as amended, the “Lock Up Agreement”) it had previously entered into with the first lien lenders under the Las Vegas Property Subsidiary’s $475 million mortgage loans secured by the Las Vegas Property, and two corporate affiliates (LIRA Property Owner, LLC and its parent LIRA, LLC; collectively, the “Newco Entities”) of Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino, who are directors, executive officers and/or greater than 10% stockholders of the Company.  The Lock Up Agreement had contemplated the orderly liquidation of the Las Vegas Property Subsidiary in the Chapter 11 Bankruptcy Proceeding by disposing of the Las Vegas Property for the benefit of the Las Vegas Property Subsidiary’s (and its predecessor entities’) creditors either pursuant to an auction sale for at least $256 million or, if the auction sale had not been completed, pursuant to a prearranged sale to the Newco Entities under the terms of the Chapter 11 Bankruptcy Proceeding’s plan of liquidation.

On December 23, 2009, the Las Vegas Property Subsidiary entered into a second lock up and plan support agreement (as amended, the "Second Lock Up Agreement") with the first lien lenders, certain of the second lien lenders (the "Participating Second Lien Lenders") and the first and second lien agents under the Las Vegas Property Subsidiary’s $475 million mortgage loans, and LIRA LLC (the "Equity Parent"), a corporate affiliate of Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino (the "Equity Sponsors").

The Second Lock Up Agreement primarily differed from the Lock Up Agreement in that the first lien lenders and the Participating Second Lien Lenders were both parties to it and the Las Vegas Property was to be sold in a prearranged sale (not conditioned upon an unsuccessful public auction) to an entity co-owned by the Equity Sponsors and the Participating Second Lien Lenders (and potentially other participating unsecured creditors) pursuant to a prepackaged chapter 11 bankruptcy case to be filed by the Las Vegas Property Subsidiary.  The purpose of the Second Lock Up Agreement, like the Lock Up Agreement, was to pursue an orderly liquidation of the Las Vegas Property Subsidiary for the benefit of its (and its predecessor entities’) creditors.  The Second Lock Up Agreement then terminated in accordance with its terms on February 12, 2010 and the Lock Up Agreement was reinstated.

On June 2, 2010, the Lock Up Agreement terminated in accordance with its terms and was of no further force or effect (except for certain provisions thereof that survived in accordance with their terms and otherwise for purposes of determining the amount of any applicable adequate protection payments authorized by the Bankruptcy Court in the Chapter 11 Bankruptcy Proceeding).  Nevertheless, the Las Vegas Property Subsidiary remained a debtor in possession in the Chapter 11 Bankruptcy Proceeding.

As a result of termination of the Lock Up Agreement, the Bankruptcy Court terminated the Las Vegas Property Subsidiary’s exclusivity to present a plan of organization or liquidation in the Chapter 11 Bankruptcy Proceeding and allowed interested parties to present competing plans to the Bankruptcy Court.  Thereafter, the first lien lenders and the second lien lenders filed competing plans of reorganization with the Bankruptcy Court prior to October 12, 2010.

On October 12, 2010, a majority-in-interest of the second lien lenders, with the support of the first lien lenders, filed a third amended plan of reorganization (the “Bankruptcy Plan”)  with the Bankruptcy Court.

On November 8, 2010, the Bankruptcy Court confirmed the Bankruptcy Plan. As indicated in the following summary of the material features of the Bankruptcy Plan, when the Bankruptcy Plan became effective on December 15, 2010, we no longer had any ownership interest in the Las Vegas Property Subsidiary or the Las Vegas Property.

Under the Bankruptcy Plan, the reorganized Las Vegas Property Subsidiary continues to own the Las Vegas Property, subject to a new first mortgage loan from the existing first lien lenders, and it is wholly-owned by a newly organized limited liability company (the "Debtor’s Parent"). The second lien lenders own the equity of the Debtor’s Parent in the proportion they subscribed for their share of the Debtor’s Parent’s new equity and made a capital contribution in the pro rata amount of the Total Capital Contribution (as defined below) accordingly. The Las Vegas Property is encumbered by a new first mortgage loan secured by two notes, a $188 million Class A note with interest at the rate of 3.95% per annum, and a $71 million (plus an amount not greater than $7.5 million relating to unpaid interest as of the effective date) Class B note with interest at the rate of 2% per annum. All of the interest payments on the Class B note amortize the principal on a dollar-for-dollar basis.  Both notes mature in six years, subject to three one-year extension rights under certain circumstances. The first lien lenders also have a contingent profits interest in the Debtor’s Parent equal to 4% of profits until the second lien lenders have received the amount of their bankruptcy claim (approximately $233,100,000) and 10% thereafter.

The second lien lenders were entitled under the Bankruptcy Plan to subscribe for 94% of the new equity in the Debtor’s Parent by contributing their pro rata share of the Total Capital Contribution and agreeing to guarantee three months of interest payments. They also had contingent rights to subscribe for additional equity in the Debtor’s Parent, based on increased future valuation. A total capital contribution of approximately $1.75 million was to be used for an interest reserve and an amount (up to $10 million) to reimburse the second lien lenders and their counsel for costs and expenses incurred in connection with the bankruptcy proceeding (such amount of up to approximately $11,750,000 is herein the "Total Capital Contribution"). Each subscribing second lien lender was also subject to its share of a potential $5 million capital call if needed in connection with property operations.

The Company’s subsidiary FX Luxury, LLC ("FX Luxury"), as the original equity owner of the Las Vegas Property Subsidiary, was entitled under the Bankruptcy Plan to subscribe for up to 6% of the equity in the Debtor’s Parent by contributing a ratable share of the Total Capital Contribution. While FX Luxury approved the Bankruptcy Plan, it did not subscribe for any equity in the Debtor’s Parent. As a result of approving the Bankruptcy Plan, the Company is potentially entitled to the Class 6 Right (the "Contingent Interest"), which would enable it to purchase, within six years, up to 5% of the equity of the Debtor's Parent at the date of exercise, at a purchase price equal to $450 million minus the first lien indebtedness, divided by the number of equity units outstanding on the date of exercise. Therefore, upon the effective date of the Bankruptcy Plan, the Company no longer had any ownership interest in the Debtor (other than the potential Contingent Interest) or the Las Vegas Property.

All of the trade creditors and all administrative claims were satisfied in the Bankruptcy.  As part of the Bankruptcy Plan, the Las Vegas Property Subsidiary and parties to the Bankruptcy received releases (except for fraud and gross misconduct) when the Bankruptcy Plan became effective.

The foregoing description of the Lock Up Agreement, the Second Lock Up Agreement and the Bankruptcy Plan is not complete and is qualified in its entirety by reference to the full text of them, copies of which are listed and incorporated by reference as Exhibits 10.17, 10.18, 10.19, 10.20, 10.21 and 10.22 to this report, and are incorporated herein by reference

7.  Related Party Debt

In March 2008, the Company made a payment in the amount of $51,000 on behalf of 19X, Inc., a company that is owned and controlled, in part, by Robert F.X. Sillerman. The Company made the payment for administrative convenience, concurrent with its own payment for travel expenses incurred in connection with a trip taken for a shared business opportunity. As of December 31, 2010, the full amount of the obligation was discharged.  Mr. Sillerman receives no compensation from the Company for acting as its Chief Executive Officer and for serving as a director.  The Compensation Committee approved forgiving the obligation as compensation to him.

8.  Impairment of Land

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

In accordance with accounting standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As a result of the global recession and financial crisis and based upon a valuation report obtained for the Las Vegas Property from an independent appraisal firm combined with certain assumptions made by management, the Company recorded an impairment charge to land of $325.1 million as of December 31, 2008. This charge reduced the carrying value of the Las Vegas Property to its then estimated fair value of $218.8 million. The global financial crisis had a particularly negative impact on the Las Vegas real estate market, including a significant reduction in the number of visitors and per visitor spending, the abandonment of and/or loan defaults related to several major new hotel and casino development projects as well as publicly expressed concerns regarding the financial viability of several of the largest hotel and casino operators in the Las Vegas market. These factors combined with the lack of availability of financing for development has resulted in a near cessation of land sales on the Las Vegas strip. The economy continued to deteriorate in the Las Vegas market due to high unemployment and foreclosure rates and a decrease in visitation volume and less spend per visitor, and as a result, management believes there are new indicators that the recoverable amount of the Las Vegas Property may not exceed its carrying value warranting further impairment of the Las Vegas Property. The Company obtained a preliminary update of the appraisal as of June 30, 2009 by the same firm and, as a result, had recorded an additional impairment charge of $77.0 million to the value of the land. The Company obtained an update of the appraisal by the same firm as of February 16, 2010, and, as a result, has recorded an additional impairment charge of $2.1 million to the value of the land.  The Las Vegas Property was disposed of on December 15, 2010, upon effectiveness of the Bankruptcy Plan. No proceeds were received.

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

10.  Acquired Lease Intangibles

The Company’s acquired intangible assets are related to above-market leases and in-place leases under which the Company is the lessor. The intangible assets related to above-market leases and in-place leases have a remaining weighted average amortization period of approximately 23.0 years and 23.4 years, respectively. The amortization of the above-market leases and in-place leases, which represents a reduction of rent revenues for the year ended December 31, 2010 and 2009 was $0.1 million and $0.1 million, respectively. Acquired lease intangibles liabilities, included in the accompanying balance sheets in other current liabilities, are related to below-market leases under which the Company is the lessor. The remaining weighted-average amortization period is approximately 4.6 years. The Acquired Lease Intangibles were included in the net assets of the Las Vegas Property Subsidiary which were discharged due to the bankruptcy plan.

Acquired lease intangibles consist of the following (in thousands):

	December 31, 2010(1)	December 31, 2009
Assets
Above-market leases	$	$
In-place leases
Accumulated amortization

Net	$	$

Liabilities
Below-market leases	$	$
Accumulated accretion

Net	$	$
________
(1) Ownership of the Las Vegas Property was transferred as of December 31, 2010 pursuant to the Bankruptcy Plan.

 The estimated aggregate amortization and accretion amounts from acquired lease intangibles for each of the next five years are as follows:

	Amortization	Minimum
	Expense	Rent
Years Ending December 31,	(in thousands)
2011	$	$
2012
2013		–
2014		–
2015		–

11. Derivative Financial Instruments

The Company had entered into interest rate cap agreements (the “Cap Agreements”) with Credit Suisse with notional amounts totaling $475 million relating to the Mortgage Loan.  In connection with the extension of the Mortgage Loan, the Company entered into an interest rate cap agreement that expired on January 6, 2009.

12. Commitments

Total rent expense for the Company under operating leases for the years ended December 31, 2010 and 2009 was less than $0.1 million and $0.6 million, respectively. The Company’s future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
Years Ending December 31,
2011	$4
2012	4
2013	4
2014	3
2015
Thereafter

Total	$15

The Company has entered into employment contracts with certain key executives and employees, which include provisions for severance payments in the event of specified terminations of employment. Expected payments under employment contracts are as follows:

(in thousands)
Year Ending December 31,
2011	$0
2012	0
2013	0
2014	0
2015	0
Thereafter	—

Total	$0

13. Stockholders’ Equity

As of December 31, 2010 and 2009, there were 65,403,876 and 63,841,377 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company’s Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.   As of December 31, 2010, there were 1,500 shares of Series A Preferred Stock issued and outstanding and 2,050 shares of Series B Preferred Stock issued and outstanding.  As of December 31, 2009, there were 0 shares of Series A Preferred Stock issued and outstanding and 0 shares of Series B Preferred Stock issued and outstanding.  As of December 31, 2010 and 2009, there was one (1) share of Non-Voting Designated preferred stock issued and outstanding.

14. Share-Based Payments

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

Stock Option Grants

The weighted average fair value of the options granted on January 10, 2008 and May 19, 2008 to executive-designees and other non-employees was $0.00 per option at December 31, 2010. Fair value at December 31, 2010 was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	2.24%
Volatility	67%
Weighted average expected life remaining at December 31, 2009	5.6 years
Dividend yield	0.0%

 The weighted average fair value of the options issued on May 19, 2008 to employees was $1.64 per option. Fair value at the grant date was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	2.24%
Volatility	67%
Weighted average expected life	3.0 years
Dividend yield	0.0%

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

As of December 31, 2010 and 2009, the Company has a total of 5,563,350 and 12,793,350 options outstanding, respectively, to employees, directors, executive-designees and other non-employees. Compensation expense for stock option grants included in the accompanying statements of operations in selling, general and administrative expenses and loss from incidental operations is being recognized ratably over the vesting periods of the grants and was $0.4 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively.

15.  Income Taxes

The provision for income taxes consists of the following:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)

Current provision (benefit)
Federal	$—	300
State	—	—

Deferred provision (benefit)
Federal	—	—
State	—	—

	—	—

Total income tax expense	$—	300

Income tax expense as reported is different than income tax expense computed by applying the statutory federal rate of 35% for the tax year ended December 31, 2010 and December 31, 2009. The specific differences are as follows:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)

Expense (benefit) at statutory federal rate	$—	$(39,818)
Non-consolidated subsidiaries		—
Income/loss taxed directly to FXLR LLC’s historical partners		—
Valuation allowance		39,818

Income tax expense	$—	$—

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)

Deferred income tax assets:
Land	$—	$112,472
Fixed assets	—	27,613
Deferred revenue	—	313
Bad debt	—	57
Net operating loss carryforwards	—	52,194
Marketable securities	—	—
Other	—	195

Total deferred income tax assets, gross	—	192,844
Less: valuation allowance	—	(192,494)

Total deferred income tax assets, net	—	350
Deferred tax liabilities:
Acquired lease intangibles	—	(350)

Total deferred income tax liabilities	—	(350)

Total deferred income tax assets (liabilities), net	$—	$—

The deferred tax assets at December 31, 2010 and 2009 were reduced by a valuation allowance of $0 and $192.5 million, respectively. This valuation allowance was established since the Company has no history of earnings and anticipates incurring additional taxable losses while it completes the development and commercialization of the SkyView Technology and the SkyViews.

The Company has $188.8 million of net operating losses which start expiring in 2027.

The Company adopted the provisions of Financial Accounting Standards concerning Accounting for Uncertainty in Income Taxes an interpretation of previous Financial Accounting Standards upon the formation of the Company on June 15, 2007. As a result of the implementation of the accounting standards, the Company reviewed its uncertain tax positions in accordance with the recognition of the standards. As a result of this review, the Company concluded that it has no uncertain tax positions. Any potential uncertain tax positions relating to the partnerships that it acquired would accrue to the partnerships’ historic partners and not to the Company. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2010.

The Company will recognize interest and penalties related to any uncertain tax positions through income tax expense.

The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception. There are no income tax audits currently in process with any taxing jurisdictions.

16.  Litigation

Huff Litigation

On April 29, 2010, the Company was notified that it has been named as a nominal defendant in a derivative lawsuit filed on April 28, 2010 by stockholders The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (collectively, "Huff") on behalf of the Company in the New York Supreme Court in Manhattan, New York (Index No. 650338-10) against the Company’s directors Harvey Silverman, Michael J. Meyer, John D. Miller, Robert Sudack, Paul C. Kanavos and Robert F.X. Sillerman, and Brett Torino, a stockholder and former officer of the Company.

The filing of the lawsuit was precipitated by the Las Vegas Property Subsidiary’s initiation of its Chapter 11 Bankruptcy Proceeding pursuant to the Lock Up Agreement.

Prior to filing its lawsuit, on April 14, 2010, Huff made a formal demand upon the Company’s Board of Directors to, among other things, terminate and cease all efforts in furtherance of the Lock Up Agreement and commence an action against the defendants for alleged breaches of fiduciary duties of care and loyalty as set forth in its lawsuit and summarized below.

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

The Company was formally served with the lawsuit on May 5, 2010, and filed a motion to dismiss the lawsuit on July 16, 2010.  Huff filed an answer to the motion to dismiss on September 3, 2010, and reply papers were filed on October 4, 2010.  The Court head oral arguments with respect to the motions on November 16, 2010 and the Company is waiting a decision by the Court.

The Company believes the lawsuit is without merit and intends to vigorously defend against it.

Las Vegas Property Subsidiary’s Chapter 11 Bankruptcy Proceeding

Reference is made to Note 5 above for a description of our former Las Vegas Subsidiary’s Chapter 11 Bankruptcy Proceeding.

Miscellaneous

We are also subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

17.  Related Party Transactions

In March 2008, the Company made a payment in the amount of $51,000 on behalf of 19X, Inc., a company that is owned and controlled, in part, by Robert F.X. Sillerman. The Company made the payment for administrative convenience, concurrent with its own payment for travel expenses incurred in connection with a trip taken for a shared business opportunity. As of December 31, 2010, the full amount of the obligation was discharged.  Mr. Sillerman receives no compensation from the Company for acting as its Chief Executive Officer and for serving as a director.  The Compensation Committee approved forgiving the obligation as compensation to him.

Shared Services Agreements

The Company entered into a shared services agreement with CKX in 2007, pursuant to which employees of CKX, including members of senior management, provide services for the Company, and certain of our employees, including members of senior management, are expected to provide services for CKX. The services being provided pursuant to the shared services agreement include management, legal, accounting and administrative.  The agreement was terminated on June 30, 2009.  For the period ended June 30, 2009, CKX incurred and billed Circle $0.05 million.  The services provided were approved by the audit committee and the related fees were paid.

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the year ended December 31, 2010, Flag incurred and billed Circle $0.1 million. The services provided for the year ended December 31, 2010 were approved by the audit committee. For the year ended December 31, 2009, Flag incurred and billed Circle $0.1 million. The services provided for the year ended December 31, 2009 were approved by the audit committee and the related fees were paid subsequent to December 31, 2009. The services provided consisted primarily of accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s audit committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement runs until December 31, 2011, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties.  Payments under the agreements are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.  In late 2010, $183,178 was reimbursed to BPS.

Function (X) Inc. and the Company contemplate entering into a shared services agreement relating to services to be performed by Mitchell J. Nelson as Executive Vice President and General Counsel of both companies to share employment and overhead-related expenses.  Function (X) Inc. is a publicly traded company controlled by Robert F.X. Sillerman.  Since any such shared services agreement is subject to certain rules regarding affiliated transactions, a majority of independent members of the Company’s Board of Directors will need to approve such arrangement.

Preferred Priority Distribution

Flag Luxury Properties held a $15 million priority preferred distribution right in FX Luxury Realty which entitles it to receive an aggregate amount of $15 million (together with an accrued priority return of $0.9 million as of December 31, 2009) prior to any distributions of cash by FX Luxury Realty from the proceeds of certain predefined capital transactions. On December 21, 2009, Flag Luxury Properties transferred its priority interest to FXL Priority Corp.  On December 31, 2010, upon effectiveness of the Bankruptcy Plan, the obligation was effectively terminated, since the proceeds to pay any priority distribution were to come from the Las Vegas Property or capital raising transactions in connection therewith.

Private Placements of Equity Securities and Unsecured Demand Loans

For a description of the Company’s private placements of its equity securities to certain of the Company’s directors, executive officers and greater than 10% stockholders and their affiliates and the Company’s borrowings under unsecured demand loans from certain of such persons, reference is made to Note 2 above.

18. SkyView License and Development Agreements

Set forth below is a brief description of the terms and conditions of the License Agreement and the Development Agreement for the SkyView Technology ad the SkyViews. Such description of the License Agreement and the Development Agreement is not complete and is qualified in its entirety by reference to the full text of the License Agreement and the Development Agreement, copies of which are listed and incorporated by reference as Exhibits 10.29 and 10.30, respectively, to this report and are incorporated herein by reference.

License Agreement

The License Agreement has an initial term of twenty (20) years unless sooner terminated in accordance with its terms. The initial 20-year term renews automatically for successive five (5) year periods, at our option, unless we provide written notice of non-renewal to Kitchen at least 190 days prior to the expiration of the initial term or the then current renewal period, as applicable.

The Company has an exclusive world wide license for current and future SkyView Technology. The Company has the right to sublicense the SkyView license to unaffiliated third party licensees.

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

The Company is required to make the following royalty payments to Kitchen:

• advance royalty payments of $50,000 a month until the earlier of a firm order and deposit for construction of the first SkyView or termination of the License Agreement or the Development Agreement, provided that advance royalty payments are subject to being credited at specified rates against the construction royalty payments described in the following bullet;

• construction royalty payments equal to 5% of the "Total Cost" (as such term is defined in the License Agreement) of "Construction and Installation" (as such term is defined in the License Agreement) of each SkyView, payable in proportion to payments made for such costs to contractors and vendors of the applicable SkyView;

• profit royalty payments equal to 5% of the "Profit" (as such term is defined in the License Agreement) derived from the sale of each SkyView to an unaffiliated third party, payable as collections are made under the related purchase agreement and limited to 80% of the projected Profit until the complete purchase price is paid at which time a true-up is made for the actual Profit;

• operating royalty payments equal to 2% of the "Gross Revenues" (as such term is defined in the License Agreement) received from the operation of each SkyView; and

• sublicense royalty payments equal to 25% of the Gross Revenues received by us from each unaffiliated third party sublicensee of a SkyView.

The License Agreement is terminable by the Company or the ThrillRides Parties as follows:

• by the Company after thirty (30) months if the Company reasonably believes another Ferris-wheel type product will be more competitive than SkyViews;

• by the Company or the ThrillRides Parties if (i) any representation or warranty of the other party is untrue or misleading in any material respect or the other party defaults in performing any of its obligations under the License Agreement or the Development Agreement (subject to applicable grace or curative periods), or (ii) the other party is involuntarily put into liquidation, conservatorship or similar proceedings and such proceedings are not vacated within 90 days of initiation, or (iii) the other party voluntarily submits to liquidation, conservatorship or similar proceedings; and

• by the ThrillRides Parties if either of the performance standards described below is not met by us due to any cause other than a material default of the ThrillRides Parties or a force majeure event.

The Company is subject to two (2) performance standards under the License Agreement. Under the first performance standard, the Company is required to sell a minimum of three (3) SkyViews under a binding agreement or have three (3) SkyViews built or under construction (i.e., firm order and deposit in hand) within 30 months of the date of entry into the License Agreement (subject to extension for force majeure events specified in the License Agreement). Under the second performance standard, the Company is required to either sell another three (3) SkyViews or have another three (3) SkyViews built or under construction within 66 months of the date of entry into the License Agreement (subject to extension for force majeure events specified in the License Agreement).

Upon termination of the License Agreement by the Company because of a default by either of the ThrillRides Parties, the previously described warrants are be subject to cancellation and any shares purchased thereunder and not already sold in the open market are subject to the Company’s  repurchase at cost. Upon termination of the License Agreement by any party, the existing SkyViews and any under construction may be finished and continue to be operated under the same economic terms as the License Agreement, whether by the Company or any sublicensee.

The License Agreement provides for bilateral indemnification for third party claims proximately caused by or directly resulting from any breach by a party of its representations, warranties or covenants. The ThrillRides Parties’ indemnity obligations to us are joint and several and are limited to the total amount of royalties and advances paid or payable by the Company under the License Agreement. The Company’s indemnity obligations are equally limited to the total amount of royalties and advances paid or payable by it under the License Agreement. The foregoing limitations do not protect a party which commits fraud or gross negligence.

The License Agreement provides for bilateral non-competition covenants and provides the Company with a right of first refusal to acquire the SkyView Technology if either of the ThrillRides Parties receives an offer of purchase therefor from a third party.

Development Agreement

Under the Development Agreement, the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on the Company’s behalf. Kitchen is principally responsible for supervising construction and installation of each SkyView until it is in operation, including selecting providers of services and vendors. ThrillRides is further responsible for research and development for the purpose of keeping SkyViews up to date.

The Company is required to compensate ThrillRides for its services by making construction payments to ThrillRides equal to five percent (5%) of the "Total Cost" (as such term defined in the License Agreement) of "Construction and Installation" (as such term is defined in the License Agreement) of each SkyView. If Kitchen dies or is permanently disabled and we terminate the Development Agreement for either such reason, the Company is required to continue making the constructions payments for so long as the License Agreement remains in effect, but at the following reduced rates depending on when the termination of the Development Agreement occurs: 1.5% if the termination occurs within the first 10 years, 2% if the termination occurs after the first 10 years but before the 15th year, and 2.5% if the termination occurs after the first 15 years.

The Development Agreement is generally terminable upon the same basis as the License Agreement (except the Company may terminate the Development Agreement under certain circumstances upon Kitchen’s death or permanent disability) and contains the same bilateral non-competition covenants and limitations on liability as the License Agreement.

Reference is made to Note 20 below for a description of the Company’s proposed co-development of a project in Orlando, Florida, on which the Company’s SkyView™ observation wheel will be placed beside retail, restaurant and bar, and entertainment facilities.

19.  Subsequent Events (unaudited)

Private Placements of Class B Convertible Preferred Stock Units

On February 8 through February 14, 2011, the Company entered into subscription agreements with accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 330 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s Series B Convertible Preferred Stock, $0.01 par value per share, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i)). The number of shares of the Company’s common stock underlying each warrant ranges from 3,175.61 shares to 5,538.62 shares and the exercise price per share at which each warrant is exercisable ranges from $0.3149 to $0.5417 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.   The Company generated proceeds of $330,000 from the sales of the units pursuant to the subscription agreements. The Company intends to use the proceeds to fund working capital requirements and for general corporate purposes.

The Company also issued 35 shares of Series B Convertible Preferred Stock in satisfaction of a $35,000 sales commission owed to an individual in connection with previous sales of the Company’s securities in the offering.

On  February 15 through March 8, 2011,  the Company entered into subscription agreements with certain of its directors, executive officers  and greater than 10% stockholders and other accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 85 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s Series B Convertible Preferred Stock, $0.01 par value per share, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i))  The number of shares of the Company’s common stock underlying each warrant ranges from 2,676 shares to 2,820 shares and the exercise price per share at which each warrant is exercisable ranges from $0.5319 to $0.5606 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $85,000 from the sales of the units.

Because the foregoing private placements involved certain of the Company’s directors and certain greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.

SkyView™ Orlando Project

 On February 28, 2011, in furtherance of its new location-based entertainment line of business, the Company, through its  wholly-owned subsidiary Circle Entertainment Property-Orlando, LLC (the “Circle Subsidiary”), entered into a Transaction Agreement with The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC are collectively the “Whittall Parties”) to co-develop a project in Orlando, Florida on which the Company’s SkyView™ observation wheel will be placed beside retail, restaurant and bar and entertainment facilities.

A brief description of the terms and conditions of the Transaction Agreement follows. Such description of the Transaction Agreement is not complete and qualified in its entirety by reference to the full text of the Transaction Agreement, a copy of which is listed and incorporated by reference as Exhibit 10.32 to this report, and is incorporated by reference herein.

Under the Transaction Agreement, the Circle Subsidiary will acquire a 65% interest in the ownership of two adjacent properties, the “OHI Parcel” of 10 acres and the “Square Parcel” of 18 acres (collectively, the “Property”), currently owned by certain of the Whittall Parties, and located on International Drive in Orlando, Florida.  The closing of the transaction, estimated to be in the second half of 2011, will be subject to the satisfaction of a number of conditions, including (a) the rearrangement of the existing first mortgage loans on the Property with CIBC (the “CIBC Loan”) to extend their existing maturity dates for five years and increase the principal balances thereof by approximately $11 million in the aggregate (the proceeds of which are to be used to improve the Property and for tenant installations); (b) acquiring good title to the Property; and (c) the new property owner entering into a 99-year lease for property upon which the Company’s SkyView™ observation wheel and a 25,000 square foot retail, service and maintenance building will be located.  The Circle Subsidiary is responsible for funding certain obligations between execution of the Transaction Agreement and the closing as follows:  (a) $65,000 for reimbursement of real estate tax escrow payments for November and December 2010; (b) approximately $20,000 per month for real estate tax obligations after December 2010; (c) $50,000 commencing May 2011, representing approximately 65% of the monthly interest payments required (prepayment of a portion may be required to maintain CIBC interest reserves); (d) up to $45,000 per month for architectural and engineering services relating to the site design; and (e) 65% of ongoing property expenses, estimated at $2,000 per month.  The Whittall Parties will be responsible for funding 35% of the obligations specified  in clauses (b)-(e) in the previous sentence.  The Property will be developed in two phases, each constituting approximately 102,000 square feet.  The closing of the CIBC Loan will be contingent on pre-leasing of approximately 102,000 square feet at the Property, of which the SkyView™ observation will be 25,000 square feet.   As part of the closing, the Circle Subsidiary will be required to fund $5 million in the aggregate towards the development of the Property (but amounts advanced as set forth above will be offset against the funding required at closing.).  In addition to the required equity contributions, under the terms of the CIBC Loan, the Company will be responsible for building and installing the SkyView™ observation wheel and terminal building at an approximate cost of $50 million and will need to arrange the financing necessary to do so.   The Company does not currently have any financing commitments in place.

2011 Unsecured Demand Loans

On March 3 through March 8, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $900,000, bearing interest at the rate of 6% per annum.

The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes. Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

The foregoing description of the loans is not complete and it is qualified in its entirety by reference to the full text of the form of Promissory Note evidencing the loans, a copy of which is listed and incorporated by reference as Exhibit 10.33 to this report,  and is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As has been previously reported, on November 2, 2009, the Company’s Audit Committee dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm. On the same date, the Audit Committee engaged L.L. Bradford & Company, LLC ("Bradford") as the Company’s new independent registered public accounting firm for the year ending December 31, 2009.  Thereafter, Bradford was retained as the Company’s independent registered public accounting firm for the year ending December 31, 2010.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2010.  Based on this evaluation, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

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

3. Based on management’s evaluation under this framework, the Company determined that there are material weaknesses in its internal control over financial reporting as of December 31, 2010, which are discussed below under “Changes In Internal Control Over Financial Reporting.”  Accordingly, management has concluded that the Company’s internal control over financial reporting as of December 31, 2010 was not effective.

Changes in Internal Control over Financial Reporting

The  loss of certain key accounting and finance personnel and termination of the Shared Services Agreement with CKX in 2009 coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process. Due to the impact of these events on our internal control over financial reporting in these areas, significant adjustments were necessary to present the financial statements in accordance with generally accepted accounting principles. As a result, we have determined there to be material weaknesses in internal controls over financial reporting. The Company currently does not have, nor does it expect to have in the future, the capacity to devise and implement a plan to remediate these material weaknesses.

As of December 31, 2010, the Company was unable to remediate these material weaknesses because of its limited financial and human resources.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Circle Entertainment Inc.

The following table lists the names, ages and positions of our directors and executive officers as of March 25, 2011:

Name	Age	Position

Robert F.X. Sillerman	63	Chairman and Chief Executive Officer
Paul C. Kanavos	52	Director, President
Gary McHenry	60	Chief Financial Officer
Mitchell Nelson	63	Executive Vice President, General Counsel, Secretary
Harvey Silverman	68	Director
Michael J. Meyer	45	Director
John D. Miller	67	Director
Robert Sudack	70	Director

Robert F.X. Sillerman has served as Chairman of the board of directors and Chief Executive Officer since January 10, 2008.  On February 11, 2011, Mr. Sillerman became the Executive Chairman of Function (X) Inc., a publicly traded company of which he is the controlling stockholder.  Mr. Sillerman served as the Chief Executive Officer and Chairman of CKX from February 2005 until his resignation in May 2010. Prior to that, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm, from August 2000 through February 2005. Mr. Sillerman is a director, executive officer and controlling stockholder of Atlas Real Estate Funds, Inc., a greater than 5% stockholder of our company (“Atlas”). Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through the present. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc. from its formation in December 1997 through its sale to Clear Channel Communications in August 2000.  The Board of Directors selected Mr. Sillerman to serve as a director because it believes he possesses significant entertainment and financial expertise, which will benefit the Company.

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

Gary A. McHenry has served as Chief Financial Officer since January 21, 2011.  Mr. McHenry served as the Company’s Property Subsidiary’s (and its predecessors’) Controller since 2007 and as Principal Accounting Officer since July 2009. In connection with the Chapter 11 Bankruptcy Proceeding of the Company's Las Vegas Property Subsidiary, Mr. McHenry served as Vice President of the Company's Las Vegas Property Subidiary. Mr. McHenry is a CPA and has over 10 years’ financial experience in the real estate, manufacturing and communications industries.

Mitchell J. Nelson has served as Executive Vice President, General Counsel and Secretary since December 31, 2007. On February 11, 2011, Mr. Nelson was appointed as a director and Executive Vice President and General Counsel of Function (X) Inc. In connection with the Chapter 11 Bankruptcy Proceeding of the Company's Las Vegas Property Subsidiary, Mr. Nelson served as Presdient of the Company's Las Vegas Property Subsidiary. Mr. Nelson has served as Senior Vice President of Corporate Affairs for Flag Luxury Properties, LLC since February, 2003. He is a minority stockholder of Atlas, and served as its President until December 2008. He has served as counsel to various law firms since 1994. Prior to that, he was a senior real estate partner at the law firm of Wien, Malkin & Bettex, with supervisory responsibility for various commercial properties. Mr. Nelson was a director of The Merchants Bank of New York and its holding company until its merger with, and remains on the Advisory Board of, Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City.

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

John D. Miller has served as a Director since January 9, 2009. Mr. Miller is the Chief Investment Officer of W.P. Carey & Co. LLC, a net lease real estate company.  On February 15, 2011, Mr. Miller was appointed as a director of Function (X) Inc. Mr. Miller is also a founder and Non-Managing Member of StarVest Partners, L.P., a $150 million venture capital investment fund formed in 1998. Mr. Miller is a minority stockholder of Atlas. From 1995 to 1998, Mr. Miller was President of Rothschild Ventures Inc., the private investments unit of Rothschild North America, a subsidiary of the worldwide Rothschild Group. He was also President and CEO of Equitable Capital Management Corporation, an investment advisory subsidiary of The Equitable where he worked for 24 years beginning in 1969. From February 2005 through January 2009, when he resigned, Mr. Miller served as a director of CKX, Inc.  Mr. Miller was selected by the Board of Directors because it believes his experience as Chief Investment Officer of a major real estate company brings depth and sophistication to the Board, as does his venture capital industry experience, both of which will benefit the Company.

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

Voting Class A Preferred Stock Director

From the date on which at least 1,000 shares of Series A Convertible Preferred Stock are outstanding (the "Director Commencement Date"), the Company’s board of directors is required (at the request of the holders of a majority of the Series A Convertible Preferred Stock) to increase its size by one member and cause such resulting vacancy to be filled by a director designated by the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock (the "Class A Director"). From the Director Commencement Date until the date on which less than 50% of the shares of Series A Convertible Preferred Stock outstanding on the Director Commencement Date are outstanding, a majority of the holders of the Series A Convertible Preferred Stock, voting as a separate class, have the right to elect one (1) Class A Director to the Company’s board of directors at each meeting of stockholders or each consent of the Company’s stockholders for the election of directors, and to remove from office such Class A Director and to fill the vacancy caused by the resignation, death or removal of such Class A Director. Each share of Series A Convertible Preferred Stock is entitled to one vote and any election or removal of the Class A Director shall be subject to the affirmative vote of the holders of a majority of the outstanding shares of Series A Convertible Preferred Stock.  The holders of the Class A Convertible Preferred Shares also vote on an as-converted basis into common stock with the holders of the Common Stock as a single class for the election of directors.  No Class A Director has been appointed.

Voting Class B Preferred Stock Director

From the date on which at least 1,667 shares of Series B Convertible Preferred Stock are outstanding (the "Class B Director Commencement Date"), the Company’s board of directors is required (at the request of the holders of a majority of the Series B Convertible Preferred Stock) to increase its size by one member and cause such resulting vacancy to be filled by a director designated by the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock (the "Class B Director"). From the Class B Director Commencement Date until the date on which less than 50% of the shares of Series B Convertible Preferred Stock outstanding on the Class B Director Commencement Date are outstanding, a majority of the holders of the Series B Convertible Preferred Stock, voting as a separate class, have the right to elect one (1) Class B Director to the Company’s board of directors at each meeting of stockholders or each consent of the Company’s stockholders for the election of directors, and to remove from office such Class B Director and to fill the vacancy caused by the resignation, death or removal of such Class B Director. Each share of Series B Convertible Preferred Stock is entitled to one vote and any election or removal of the Class B Director shall be subject to the affirmative vote of the holders of a majority of the outstanding shares of Series B Convertible Preferred Stock.  The holders of the Series B Convertible Preferred Shares also vote on an as-converted basis into common stock with the holders of the Common Stock as a single class for the election of directors.  No Class B Director has been appointed.

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

To our knowledge, based solely on information furnished to us and contained in Section 16 reports filed with the Securities and Exchange Commission, as well as any written representations that no other reports were required, we believe that during 2010, all required Section 16 reports of our directors and executive officers and persons who own more than 10% of our outstanding common stock were timely filed.

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

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s board of directors must meet the criteria for independence required by The NASDAQ Stock Market ® (even though the Company’s stock is no longer traded on such market) and that the Company shall at all times have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the board of directors shall have full and free access to officers and employees of the Company and require the board of directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines and the charters for these committees can be found on the Company’s website at ir.fxree.com .

 Board Committees

The following chart sets forth the membership of each board committee as of March 25, 2011.

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

ITEM 11.   EXECUTIVE COMPENSATION

2010 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2010 and December 31, 2009 by our Chief Executive Officer and the two other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2010. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Fiscal Year	Salary ($)			Bonus ($)			Option Awards ($) (1)		All Other Compensation			Total
Robert F.X. Sillerman	2010		51,000	(1)		----			---	$	---		$	---
Chairman and Chief Executive Officer	2009		---	(1)		---			---		---			---

Paul Kanavos	2010	$	---	(3)	$			$	---	$			$
President	2009		452,207	(3)		150,000	(3)				9,800	(2)		612,007

Mitchell Nelson	2010		160,000	(3) (4)					---	$				$160,000
General Counsel	2009		393,750	(3)		$131,250	(3)		328,560		33,043	(2)		558,043

(1)
Mr. Sillerman does not receive a base salary under the terms of his employment agreement. Mr. Sillerman provided his services pursuant to and in accordance with the Shared Services Agreement by and between the Company and CKX, Inc. until the termination of the Shared Services Agreement on June 30, 2009.  The Company reimbursed CKX Inc. for a pro rata portion of Mr. Sillerman’s salary based on the amount of Mr. Sillerman’s business time spent on Company matters.  After June 30, 2009, Mr. Sillerman’s services were provided without reimbursement.  For the years ended December 31, 2009, the Company reimbursed CKX in the amount of $45,618 for services provided by Mr. Sillerman.  $51,000 represents discharge of an obligation to the Company owed by Mr. Sillerman and is treated as compensation to him (see Note 16 to our Consolidated Financial Statements included elsewhere in this Report).

(2)	Includes 401K matching and health benefits to the extent the named executive received such benefits during 2010 and 2009.
(3)
Mr. Kanavos and Mr. Nelson received retention bonuses in connection with the modification of their employment agreements in June 2009.  Mr. Kanavos received payment of $150,000 and Mr. Nelson received $131,250.  The modification of Mr. Kanavos’ employment agreement provided for an additional retention bonus of $95,000, which has not been paid as of March 25, 2011. As of December 31, 2010, Mr. Kanavos’ accrued but unpaid salary was $600,000 for 2010 and $150,000 for 2009 and Mr. Nelson’s accrued but unpaid salary was $440,000 for 2010 and $150,000 for 2009.

(4)
Under the terms of his original employment agreement with the Company, Mr. Nelson was permitted to devote up to one-third of his business time to providing services for or on behalf of Mr. Sillerman, or Flag Luxury Properties, LLC (“Flag”), provided that Mr. Sillerman and/or Flag, as the case may be, reimbursed the Company for the fair market value of the services provided for him or it by Mr. Nelson.  In June 2009, as a result of amending Mr. Nelson’s employment agreement, Mr. Nelson is permitted to work on other matters so long as he devotes the time necessary to perform his functions at the Company.  Reimbursement, therefore, for his services for Flag is no longer appropriate.   For the year ended December 31, 2009, Flag reimbursed the Company for $42,608 of Mr. Nelson’s base salary as result of services provided for it by Mr. Nelson.

Outstanding Equity Awards at December 31, 2010

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options ($)	Option Exercise Price ($)	Option Expiration
Robert F.X. Sillerman (1)	250,000	(2)			5.00	5/19/18
	50,000	(2)	200,000		6.00	5/19/18
Paul Kanavos (1)	100,000	(2)			5.00	5/19/18
	20.000	(2)	80,000		6.00	5/19/18
Mitchell Nelson (1)	100,000	(2)			5.00	5/19/18
	20,000	(2)	80,000		6.00	5/19/18
___________________
(1)	On October 25, 2010, Mr. Sillerman, Mr. Kanavos, and Mr. Nelson agreed to terminate options (vested or unvested) granted on December 31, 2007 which were exercisable at $20.00 per share.
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

Potential Payments upon Termination without Cause or Change-in-Control

The following disclosure is for our Chief Executive Officer, Mr. Sillerman.

Upon a (i) termination by our Company without “cause,” (ii) a “constructive termination without cause,” or (iii) a “change in control,” the employment agreement for Mr. Sillerman provides for the following benefits: (a) a payment in the amount of $3,000,000, (b) continued eligibility to participate in any benefit plans of our Company for the lesser of (x) three years, and (y) the remaining portion of the employment term following termination, plus (iii) (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. However, in the event that any amount payable to Mr. Sillerman upon a “change of control” would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Mr. Sillerman shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. If a change of control were to occur as of December 31, 2010, Mr. Sillerman would receive $3,070,524.

Name	Salary	Bonus	Health/Insurance Benefits	Total
Robert F.X. Sillerman	$0	$3,000,000	$70,524	$3,070,524

Potential Payments upon Death or Disability

The following disclosure is for our continuing named executive officers, Messrs. Sillerman, Kanavos and Nelson.

The employment agreements of each of Messrs. Kanavos and Nelson provide for the following benefits in the event of their death: (a) all earned but unpaid Base Salary at the time of the Executive’s death; the full costs relating to the continuation of any group health, medical, dental and life insurance program or plan provided through the Employer for a period of ninety (90) days after the termination of Employment; and all reimbursable business expenses incurred by the Executive through time of his death.  The approximate amount that would be due to the estates of Messrs. Kanavos and Nelson in the event of their death as of December 31, 2010 would be $207,000 and $157,000, respectively.  Because of accrued but unpaid Base Salary owed to Messrs. Kanavos and Nelson, these amounts would be increased by $750,000 and $590,000, respectively.

The employment agreement for Mr. Sillerman provides for the following benefits in the event of his death: (a) a payment in the amount of $3,000,000 plus (b) the full costs of the continuation of any group health, dental and life insurance program through which coverage was provided to any dependent of the executive officer prior to his death, for three years following the executive officer’s death and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. The approximate amount that would be due to the estate of Mr. Sillerman in the event of his death as of December 31, 2010 would be $3,000,000 (as of now, Mr. Sillerman receives no benefits under (b) above).

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

For 2010, non-employee directors accrued an annual fee of $80,000 plus $1,000 for attendance at each meeting of our board of directors and $750 for attending each meeting of a committee of which he is a member. The chairperson of the Audit Committee received an additional annual fee of $20,000 and each of the other members of the Audit Committee received an additional fee of $10,000 for serving on the Audit Committee.  The chairpersons of each other committee received an additional annual fee of $10,000 and each of the other members of such committees received an additional annual fee of $5,000. All fees described above are payable half in cash and half in equity awards or options under the Company’s 2007 Long-Term Incentive Compensation Plan, though each non-employee director will have the option to elect, on an annual basis, to receive 100% of his compensation in equity awards or stock options.

The Company pays non-employee directors on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate or options therefor on the date granted.  During 2010, fees earned were not paid.

The total compensation received by our non-employee directors during fiscal year 2010 is shown in the following table (1):

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)(1)	($)(2)	($)
Michael Meyer	$118,000		133,750
John Miller	$108,000		$106,250
Harvey Silverman	$105,000		$115,750
Robert Sudack	$90,000		$90,000

(1)
Directors are paid half in cash and half in equity, unless they elect to receive a greater percentage of their compensation in equity.  For 2010, fees have been accrued and not paid due to the Company’s cash position.  The manner and timing of satisfying this obligation is under consideration and may be satisfied using cash, equity, or any combination thereof.

(2)
The amounts shown represent the aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718.  The value ultimately realized by the director upon the actual exercise of the stock options may or may not be equal to the FASB ASC Topic 718 computed value.  The discussion of the assumptions used for purposes of the valuation of the stock options appears in Note 14 (Share-Based Payments) of our consolidated financial statements for the fiscal year ended December 31, 2010 included elsewhere herein.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans, our 2007 Executive Equity Incentive Plan and our 2007 Long-Term Incentive Compensation Plan.  For a description of our 2007 Executive Equity Incentive Plan and 2007 Long-Term Incentive Compensation Plan, see Note 14 to our audited Consolidated Financial Statements.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(#)	($)	(#)

Equity compensation plans approved by security holders	5,518,350	2.82	9,981,650

Equity compensation plans not approved by security holders	-	-	-

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 25, 2011 by:

•	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock,
•	each of our named executive officers;
•	each of our directors; and
•	all of our directors and executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to common stock purchase warrants or stock options held by that person that are exercisable as of March 25, 2011 or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

As of March 25, 2011, there were 65,403,876 shares of the registrant’s common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock
Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)	29,465,797	38.7%
Paul C. Kanavos (4) (6)	29,128,666	37.8%
Brett Torino (3) (6)	30,965,414	39.7%
The Huff Alternative Fund, L.P. (5)	9,864,543	14.6%

Directors and Named Executive Officers (not otherwise included above):
Gary McHenry	0	*
Michael J. Meyer (7)	481,306	*
John D. Miller (8)	384,722	*
Mitchell J. Nelson (9)	215,571	*
Harvey Silverman (10)	4,369,229	6.4%
Robert Sudack (11)	485,067	*
All directors and executive officers as a group (8 individuals) (12)	65,895,051	64.4%

*      Represents less than 1%.

(1)  Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o Circle Entertainment Inc., 650 Madison Avenue, New York, New York 10022, telephone (212) 796-8177.

(2)  Sillerman beneficially owns (i) directly 13,271,972 shares of Common Stock (consisting of: (A) 8,083,346 shares of Common Stock owned by Sillerman; (B) 250,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable at $5.00 per share; (C) 50,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable at $6.00 per share; (D) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.2919 per share; (E) 888,011 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.3041 per share; (F) 411,984 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.2403 per share); and (ii) indirectly 17,683,717 shares of Common Stock (consisting of:  (A) 766,917 shares of Common Stock owned by Holdings, which Sillerman controls through a trust for the benefit of Sillerman’s descendents; (B) 4,423,264 shares of Common Stock owned of record by Laura Baudo Sillerman, Sillerman’s spouse; (C) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.08 per share; (D) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per shares; (E) 362,637 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.273 per share; (F) 618,557 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.291 per share; (G) 572,410 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2621 per share; (H) 505,575 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2018 per share; (I) 625,390 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2399 per share; (J) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2634 per share; (K) 43,250 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.5778 per share; and (L) 5,501,611 shares of Common Stock owned of record by Atlas).  8,083,346 of the shares of Common Stock beneficially owned by Mr. Sillerman have been pledged to Deutsche Bank Trust Company Americas, together with certain other collateral, to secure a $20.1 million personal loan to Sillerman, maturing October 15, 2011.  Excludes shares issuable upon conversion of Series A Convertible Preferred Shares, as follows: (A) 856,531 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman and his spouse, as joint tenants, that are convertible at $0.2335 per share; (B) 369,913 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman and his spouse that are convertible at $0.2433 per share; (C) 151,099 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2184 per share; (D) 257,732 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2328 per share; (E) 238,435 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2097 per share; (F) 210,630 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1614 per share; (G) 260,552 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1919 per share; (H) 560,600 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2107 per share; and (I) 18,022.5 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.4622 per share.

(3)  Torino beneficially owns (i) directly 176,238 shares of Common Stock (consisting of 176,238 shares of Common Stock owned of record by Torino) and (ii) indirectly 30,789,176 shares of Common Stock (consisting of:  (A) 5,556,870 shares of Common Stock owned of record by ONIROT; (B) 7,240,419 shares of Common Stock owned of record by TTERB; (C) 2,142,858 shares of Common Stock issuable upon the exercise of presently exercisable warrants held by TTERB, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; (D) 390,626 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.08 per share; (E) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by TTERB, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per share; (F) 362,637 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.273 per share; (G) 618,557 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.291 per share; (H) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2919 per share; (I) 888,011 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.3041 per share; (J) 572,410 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2621 per share; (K) 411,984 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2403 per share; (L) 505,575 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2018 per share; (M) 625,390 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2399 per share; (N) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2634 per share; (O) 43,250 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.5778 per share; and (P) 5,501,611 shares of Common Stock owned of record by Atlas).  Excludes shares issuable upon conversion of Series A Convertible Preferred Shares, as follows: (A) 151,099 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2184 per share; (B) 257,732 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2328 per share; (C) 856,531 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2335 per share; (D) 369,913 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2433 per share; (E) 238,435 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2097 per share; (F) 210,630 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.1614 per share; (G) 260,552 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.1919 per share; (H) 560,600 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.2107 per share; and (I) 18,022.5 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.4622 per share.

(4)  Kanavos beneficially owns (i) directly 24,083,805 shares of Common Stock (consisting of: (A) 354,254 shares of Common Stock owned of record by Kanavos; (B) 11,619,273 shares of Common Stock owned of record by Kanavos and his spouse, Dayssi Olarte de Kanavos, as joint tenants; (C) 500,000 shares of Common Stock owned of record by the Paul C. Kanavos 2008 GRAT; (D) 1,142,860 shares of Common Stock issuable upon the exercise of presently exercisable warrants held by Kanavos and his spouse, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; (E) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable at $5.00 per share; (F) 20,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable at $6.00 per share; (G) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.08 per share; (H) 362,637 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.273 per share; (I) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per share; (J) 618,557 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.291 per share; (K) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2919 per share; (L) 888,011 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.3041 per share; (M) 572,410 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2621 per share; (N) 411,984 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2403 per share; (O) 505,575 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2018 per share; (P) 625,390 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2399 per share; (Q) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2634 per share) and (R) 43,250 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.5778 per share; and (ii) indirectly 5,501,611 shares of Common Stock (consisting of the shares of Common Stock owned of record by Atlas) Kanavos’ beneficial ownership excludes 500,000 shares of Common Stock owned of record by his spouse’s GRAT, the Dayssi Olarte de Kanavos 2008 GRAT. Excludes shares issuable upon conversion of Series A Convertible Preferred Shares, as follows: (A) 151,099 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2184 per share; (B) 257,732 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2328 per share; (C) 856,531 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2335 per share; (D) 369,913 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2433 per share; (E) 238,435 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2097 per share; (F) 210,630 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.1614 per share; (G) 260,552 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.1919 per share; (H) 560,600 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.2107 per share; and (I) 18,022.5 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.4622 per share.

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

(6)  Messrs. Kanavos and Torino hold 2, 071,471 and 3,117,155 of the shares reported above through the Private Clients and Asset Management business group of (“PCAM”) of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”).  Deutsche Bank AG and Deutsche Bank Trust Company Americas has filed a Schedule 13G dated February 11, 2011 for such shares held by PCAM wherein it indicates PCAM holds such shares in the capacity of an investment adviser.  According to the Schedule 13G, the filing does not reflect securities, if any, beneficially owned by any other business group of DBAG and the filing should not be construed as an admission that PCAM is, for purposes of Section 13(d) under the Securities Exchange Act, the beneficial owner of any of the shares covered by the filing.  The address of DBAG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

(7)   Includes: (i) 32,695 shares of common stock owned of record by Mr. Meyer; and (ii) 448,611  shares of Common Stock issuable upon the exercise of stock options held by Mr. Meyer that are presently exercisable at $0.18 per share.

(8)   Includes: 384,722 shares of Common Stock issuable upon the exercise of stock options held by Mr. Miller that are presently exercisable at $0.18 per share.

(9)   Includes (i) 95,571 shares of Common Stock held by LMN 134 Family Company, LLC, a family company of which Mr. Nelson is manager; (ii) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Nelson that are presently exercisable at $5.00 per share; and (iii) 20,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Nelson that are presently exercisable at $6.00 per share

(10)  Includes: (i) 1,384,119 shares of common stock owned of record by Mr. Silverman; (ii) 478,612 shares of common stock owned of record by Silverman Partners, L.P., of which Mr. Silverman is the sole general partner; (iii) 48,897 shares of common stock issuable upon the exercise of stock options held by Mr. Silverman that are presently exercisable, 25641 shares at $5.00 per share and 23,256 shares at $6.00 per share; (iv) 571,430 shares of common stock underlying presently exercisable warrants owned of record by Silverman Partners, L.P (these warrants are exercisable at prices of $4.50 per share for 285,715 of the underlying shares and $5.50 per share for 285,715 of the underlying shares); (v) 1,430,615 shares of Common Stock issuable upon the exercise of warrants held by Mr. Silverman that are presently exercisable at $0.2097 per share; and (v) 455,556 shares of Common Stock issuable upon the exercise of stock options held by Silverman that are presently exercisable at $0.18 per share. Excludes 595,948 shares issuable upon conversion of Series B Convertible Preferred Shares that are convertible at $0.1678 per share.

(11)  Includes: (i) 118,400 shares of common stock owned of record by Mr. Sudack; (ii) 366,667 shares of Common Stock issuable upon the exercise of stock options held by Mr. Sudack that are presently exercisable at $0.18 per share; and (iii) 357,654 shares of Common Stock issuable upon the exercise of warrants held by Mr. Sudack that are presently exercisable at $0.2097 per share.  Excludes 148,987 shares issuable upon conversion of Series B Convertible Preferred Shares that are convertible at $0.1678 per share.

(12)  Includes an aggregate of 26,170,685 shares of common stock underlying presently exercisable warrants and options described above in notes 2, 7, 8, 9, 10, and 11.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are a number of conflicts of interest of which stockholders should be aware regarding our ownership and operations. Set forth below a list of related parties with whom we have engaged in one or more transactions as well as a summary of each transaction involving such related parties.

Related Parties

•	Robert F.X. Sillerman, our Chairman and Chief Executive Officer, owns approximately 29.3% of the outstanding equity of Flag Luxury Properties.
•
Paul Kanavos, our President, (i) is the Chairman and Chief Executive Officer of Flag Luxury Properties; (ii) owns approximately 29.3% of the outstanding equity of Flag Luxury Properties; and (iii) owns approximately 25% of the outstanding equity of BPS.

•
Function (X) Inc. and the Company contemplate entering into a shared services agreement relating to services to be performed by Mitchell J. Nelson as Executive Vice President and General Counsel of both companies to share employment and overhead-related expenses.  Function (X) Inc. is a publicly traded company controlled by Robert F.X. Sillerman.

Priority Preferred Distribution

Flag Luxury Properties held a $15 million priority preferred distribution right in FX Luxury Realty which entitles it to receive an aggregate amount of $15 million (together with an accrued priority return of $0.9 million as of December 31, 2009) prior to any distributions of cash by FX Luxury Realty from the proceeds of certain predefined capital transactions. On December 21, 2009, Flag Luxury Properties transferred its priority interest to FXL Priority Corp.  On December 15, 2010, upon the effectiveness of the Bankruptcy Plan, the obligation was effectively terminated, since the proceeds to pay any priority distribution were to come from the Las Vegas Property or capital raising transactions in connection therewith.

Flag Shared Services Arrangement

We are also party to a shared services arrangement with Flag Luxury Properties, a company owned and controlled by Robert F.X Sillerman, Paul Kanavos and Brett Torino, pursuant to which Flag reimburses the Company for the services of Mitchell J. Nelson and certain administrative employees, based on an allocation of time spent on Flag matters and certain administrative personnel, based on an allocation of their time spent with respect to Company matters. The shared services arrangement is at will and may be terminated at any time by either party.

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

BPS Shared Services Arrangement

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement runs until December 31, 2011, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties.  Payments under the agreements are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.  In late 2010, $183,178 was reimbursed to BPS.

19X Payment

In March 2008, the Company made a payment in the amount of $51,000 on behalf of 19X, Inc., a company that is owned and controlled, in part, by Robert F.X. Sillerman. The Company made the payment for administrative convenience, concurrent with its own payment for travel expenses incurred in connection with a trip taken for a shared business opportunity. As of December 31, 2010, the full amount of the obligation was discharged.  Mr. Sillerman receives no compensation from the Company for acting as its Chief Executive Officer and for serving as a director.  The Compensation Committee approved forgiving the obligation as compensation to him.

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

For the period from January 1, 2010 until December 31, 2010, rent payments to CKX totaled $152,245.

Private Placements of Company Equity Securities and Unsecured Demand Loans

During 2010 and to date in 2011, the Company sold certain of its equity securities in private placements to certain of its directors, executive officers and greater than 10% stockholders and their affiliates and received unsecured demand loans from certain of these persons as described under “Item 1. Business—2010 and 2011 Private Placements of Equity Securities and Borrowings under Unsecured Demand Loans.” These private placements and unsecured demand loans were approved by a majority of the Company’s disinterested directors, to the extent applicable.

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

Messrs.  Meyer, Miller, Silverman and Sudack, whose biographical information is included below under the heading “Executive Officers and Directors of Circle Entertainment Inc.,” have been appointed to our Board as independent directors and qualify as such under the applicable rules of The NASDAQ Global Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the aggregate fees for services provided by Ernst & Young LLP to the Company and its subsidiaries with respect to the years ended December 31, 2010 and 2009:

	2010	2009

Audit Fees(1)	7,050	160,000
Audit-Related Fees		5,000
Tax Fees
All Other Fees

Total	7,050	165,000

(1)      For 2009, audit fees were for the quarterly reviews relating to the Company’s Form 10-Q reports for the quarter ended March 31 and June 2009 and for services in connection with the transition to the new accounting firm.  For 2010, audit fees related to services rendered in connection with the Company filing its amended Annual Report on Form 10-K for the fiscal year ended December 31 2009.

The following table sets forth the aggregate fees for services provided by L.L. Bradford & Company, LLC  to the Company and its subsidiaries with respect to the years ended December 31, 2010 and December 31, 2009:

	2010	2009

Audit Fees(1)	222,500	155,000
Audit-Related Fees
Tax Fees
All Other Fees

Total	222,500	155,000

(1)
For 2009, audit fees were for the quarterly review for the Form 10-Q report for the third quarter ended September 30,2009, for transition services and for audit services, including (i) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on the Company's consolidated financial statements and (ii) consultation with management as to the accounting or disclosure treatment of transactions or events. For 2010, audit fees were for the quarterly reviews of the Form 10-Q reports for the quarters ended March 31, June 30, and September 30, 2010 and for audit services, including (i) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on the Company's consolidated financial statements and (ii) consultation with management as to the accounting or disclosure treatment of transactions or events. For 2010, audit fees also related to services rendered in connection with the Company filing its amended Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Documents filed as part of this Report:

(1) Financial Statements

See Table of Contents to Financial Statements at page 32.

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2010 and December 31, 2009.

Financial Statement Schedule

SCHEDULE II

Circle Entertainment Inc.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(DOLLARS IN THOUSANDS)

	Balance at	Additions	Additions
	Beginning	Charged (Credited)	Charged
	of	to Costs	to Other		Balance at
Description	Period	And Expenses	Accounts	Deductions	End of Period
For The Year Ended December 31, 2010
Allowance for doubtful accounts	$162			(162)	—
Deferred taxes valuation allowance	192,709	—	—	(192,709)	—

Total	$192,871				$—

For The Year Ended December 31, 2009
Allowance for doubtful accounts	$17	$$145	$—	$—	$162
Deferred taxes valuation allowance	167,911	39,818	(15,020)	—	192,709

Total	$167,928	$$39,963	$(15,020)	$—	$192,871

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Certificate of Designation of Non-Voting Preferred Stock of the registrant (5)

3.3	Certificate of Designation of Series A Convertible Preferred Stock of the registrant (17)

3.4	Certificate of Designation of Series B Convertible Preferred Stock of the registrant (20)

3.5	Certificate of Ownership and Merger of the registrant (23)

3.6	Amended and Restated By-Laws of the registrant (4)

4.1	Certificate of Designation of Non-Voting Preferred Stock of the registrant (5)

4.2	Certificate of Designation of Series A Convertible Preferred Stock of the registrant (17)

4.3	Certificate of Designation of Series B Convertible Preferred Stock of the registrant (20)

10.1	Fourth Amended and Restated Limited Liability Company Operating Agreement of FX Luxury Realty, LLC, dated as of March 3, 2008(6)

10.2	Employment Agreement between the registrant and Mitchell J. Nelson, dated as of December 31, 2007 (3)

10.3	Employment Agreement between the registrant and Paul C. Kanavos, dated as of December 31, 2007 (3)

Exhibit Number	Description
10.4	Employment Agreement by and between the registrant and Robert F.X. Sillerman, dated as of January 7, 2008 (2)

10.5	2007 Long-Term Incentive Compensation Plan (4)

10.6	2007 Executive Equity Incentive Plan (4)

10.7	Registration Rights Agreement, dated as of May 13, 2008, by and between FX Real Estate and Entertainment Inc. and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (7)

10.8	Form of Subscription Agreement (8)

10.9	Form of $4.50 Warrant (8)

10.10	Form of $5.50 Warrant (8)

10.11	Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Long-Term Incentive Compensation Plan (9)

10.12	Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Executive Equity Incentive Plan (9)

10.13	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Paul C. Kanavos (10)

10.14	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Mitchell J. Nelson (10)

10.15	Form of Subscription Agreement (11)

10.16	Form of Warrant (11)

10.17
Lock Up and Plan Support Agreement dated as of October 27, 2009 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, FX Luxury Las Vegas I, LLC, FX Luxury Las Vegas II, LLC, LIRA Property Owner, LLC and LIRA LLC (12)

10.18
 Lock Up and Plan Support Agreement dated as of December 18, 2009 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, Five Mile Capital Pooling International LLC, Spectrum Investment Partners LP, Transamerica Life Insurance Company, NexBank, SSB, FX Luxury Las Vegas I, LLC and LIRA LLC (13)

10.19
Standstill Agreement dated as of December 18, 2009 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, FX Luxury Las Vegas I, LLC, LIRA Property Owner, LLC and LIRA LLC (13)

10.20
First Amendment to the Fourth Amended and Restated Limited Liability Company Operating Agreement, dated as of March 3, 2008, of FX Luxury Realty, LLC, effective as of December 24, 2009, by and among FX Luxury, LLC, Flag Luxury Properties, LLC, Circle Entertainment Inc. and FXL, Inc. and FXL Priority Corp. (18)

10.21
First Amendment to Lock Up and Plan Support Agreement dated as of January 22, 2010 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, Five Mile Capital Pooling International LLC, Spectrum Investment Partners LP, Transamerica Life Insurance Company, NexBank, SSB, FX Luxury Las Vegas I, LLC and LIRA LLC (14)

10.22
Second Amendment to Lock Up and Plan Support Agreement dated as of February 3, 2010 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, Five Mile Capital Pooling International LLC, Spectrum Investment Partners LP, Transamerica Life Insurance Company, NexBank, SSB, FX Luxury Las Vegas I, LLC and LIRA LLC (15)

10.23	Form of Subscription Agreement (16)

10.24	Form of Warrant (16)

10.25
First Amendment to Lock Up and Plan Support Agreement dated as of April 16, 2010 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, FX Luxury Las Vegas I, LLC, FX Luxury Las Vegas II, LLC, LIRA Property Owner, LLC and LIRA LLC (19)

10.26†	Shared Services Agreement dated as of October 1, 2010 by and between BPS Parent, LLC and the registrant

10.27	Form of Subscription Agreement (20)

10.28	Form of Warrant (20)

10.29	Exclusive License Agreement entered into September 10, 2010 by and among William J. Kitchen, US ThrillRides, LLC and Circle Entertainment SV-I, LLC (21)

10.30	Development Agreement dated and effective as of September 10, 2010 by and among Circle Entertainment SV-I, LLC and US ThrillRides, LLC and William J. Kitchen (as to certain provisions thereof) (21)

10.31	Form of Warrant issued to William J. Kitchen and his designees (21)

10.32	Transaction Agreement by and between Circle Entertainment Property-Orlando, LLC and The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (24)

10.33	Form of Promissory Note (25)

14.1	Code of Ethics (4)

21.1†	List of Subsidiaries

23.1†	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)

31.1†	Certification of Principal Executive Officer.

31.2†	Certification of Principal Accounting Officer

32.1†	Section 1350 Certification of Principal Executive Officer

32.2†	Section 1350 Certification of Principal Accounting Officer

99.1	Third Amended Chapter 11 Plan of Reorganization dated October 12, 2010 of FX Luxury Las Vegas I, LLC (22)

_______________
†	Filed herewith

(1)	Incorporated by reference to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on December 6, 2007.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 9, 2008.

(3)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on February 4, 2008

(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 31, 2008

(6)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on March 3, 2008

(7)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 17, 2008

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 29, 2008

(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated June 23, 2009

(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 9, 2009

(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated October 30, 2009

(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated December 23, 2009

(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 22, 2010

(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 3, 2010

(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 11, 2010

(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 5, 2010

(18)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009

(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated April 16, 2010

(20)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated August 18, 2010

(21)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 10, 2010

(22)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated November 8, 2010

(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 11, 2011

(24)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 28, 2011

(25)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 3, 2011

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 is listed in exhibits 10.2, 10.3, 10.4, 10.5, 10.6, 10.11, 10.12, 10.13 and 10.14.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Circle Entertainment Inc.

By:	/s/ ROBERT F.X. SILLERMAN	March 31, 2011
Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	March 31, 2011
Robert F.X. Sillerman, Chairman of the Board

By:	/s/ GARY MCHENRY	March 31, 2011
Gary McHenry, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ PAUL C. KANAVOS	March 31, 2011
Paul C. Kanavos, Director

By:	/s/ MICHAEL MEYER	March 31, 2011
Michael Meyer, Director

By:	/s/ HARVEY SILVERMAN	March 31, 2011
Harvey Silverman, Director

By:	/s/ ROBERT SUDACK	March 31, 2011
Robert Sudack, Director

By:	/s/ JOHN MILLER	March 31, 2011
John Miller, Director

 INDEX TO EXHIBITS

 [UPDATE LIST]

The documents set forth below are filed herewith.

Exhibit Number	Description

10.26	Shared Services Agreement dated October 1, 2010 by and between BPS Parent, LLC and the registrant
21.1	List of Subsidiaries
23.1	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer