Form 10-Q
period 2011-03-31
Circle Entertainment, Inc.
filed 2011-05-13
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, there were 65,076,161 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

As has been previously reported, on January 11, 2011, we changed our corporate name to “Circle Entertainment Inc.” from “FX Real Estate and Entertainment Inc.”  In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the words “we,” “us,” “our,” “Circle Entertainment,” and the “Company” collectively refer to Circle Entertainment Inc. (formerly known as FX Real Estate and Entertainment Inc.) and its current consolidated subsidiaries, Circle Entertainment SV-I, LLC, FXL, Inc. and FX Luxury, LLC, and its former consolidated subsidiary, the Las Vegas Property Subsidiary (as defined below).  The words “Las Vegas Property Subsidiary” refers to FX Luxury Las Vegas I, LLC, into which its predecessor entities and our then consolidated subsidiaries, as the owners of  the Las Vegas Property (as defined below), were merged on November 5, 2009.   The words “Las Vegas Property” refer to 17.72 contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada.

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

As has been previously reported, we have been pursuing the development and commercialization of our new location-based entertainment line of business since September 10, 2010.    On September 10, 2010, we, through our wholly-owned subsidiary, Circle Entertainment SV-I, LLC, entered into an Exclusive License Agreement (the “License Agreement”) with William J. Kitchen ("Kitchen") and US ThrillRides, LLC (Kitchen’s wholly-owned corporate affiliate, ThrillRides" and together with Kitchen, the "ThrillRides Parties"), pursuant to which the ThrillRides Parties have granted a worldwide exclusive license to us to use and commercially exploit all of Kitchen’s patents, ThrillRides’ trademark and Kitchen’s other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance (collectively, the "SkyView Technology").  Concurrently with their entry into the License Agreement, the parties also entered into a related Development Agreement (the "Development Agreement") pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on our behalf.  A brief description of the terms and conditions of the License Agreement and the Development Agreement is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The SkyView Technology is expected to be the foundation of our new location-based entertainment line of business.  We intend to commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for our own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remain under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Development and commercialization of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that we will either obtain the necessary capital and financing to develop and commercialize the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, we will be able to successfully develop and commercialize the SkyView Technology and the SkyViews.

We are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow and cash on hand as of May 13, 2011 is not sufficient to fund our short-term liquidity requirements, including our ordinary course obligations as they come due.  Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new location-based entertainment line of business.   Investors should read all of the information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010  in order to better understand the financial condition of, and risks of investing in, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Circle Entertainment Inc.
  (F/K/A FX Real Estate and Entertainment Inc.)

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2011	December 31,
	Unaudited	2010
ASSETS
Current assets:
Cash and cash equivalents	$429	$372

Prepaid expenses and other current assets	83	1

Total current assets	512	373
Investment in real estate:
Land
Building and improvements
Furniture, fixtures and equipment	18	8
Capitalized development costs	436	223
Less: accumulated depreciation	(7)	(0)

Net investment in real estate	447	231
Other assets, net	1,018	843

Total assets	$1,977	$1,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,323	$2,336
Due to related parties	164	160
Other current liabilities
Loans payable to related parties	900	---
Total current liabilities	4,387	2,496
Other long-term liabilities	---	---

Total liabilities	4,387	2,496
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share of Non-Voting Designated Preferred Stock issued and outstanding at March 31, 2011 and December 31, 2010, respectively 1,500 shares of Series A Convertible Preferred Stock issued and outstanding at March 31, 2011 and December 31, 2010, respectively, and 2,500 and 2,465 shares of Series B Convertible Preferred Stock issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,403,876 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	654	654
Additional paid-in-capital	90,901	90,486
Subscription receivable	(8)
Accumulated deficit	(93,957)	(92,189)

Total stockholders’ deficit	(2,410)	(1,049)

Total liabilities and stockholders’ deficit	$1,977	$1,447

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	1,612	1,255
Depreciation and amortization	7	---
Real estate taxes	128	---

Total operating expenses	1,747	1,255

Loss from operations	(1,747)	(1,255)
Interest income	---	---
Interest expense	(21)	---
Other expense	---	---
Loss from discontinued operations	---	9,672

Net loss	(1,768)	(10,927)
Basic and diluted loss per share	$(0.03)	$(0.17)
Basic and diluted average number of common shares outstanding	65,403,876	64,917,765

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc
(F/K/A FX Real Estate and Entertainment Inc.)

  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Net loss	$(1,768)	$(10,927)
Adjustments to reconcile net loss to cash used in operating activities:
Loss attributed to discontinued operations	---	9,672
Gain on disposal of assets	---	---
Depreciation and amortization	7	---
Changes in operating assets and liabilities:
Receivables
Other current and non-current assets	(257)	5
Accounts payable and accrued expenses	987	288

Due to related parties	4	---

Net cash (used in) operating activities	(1,027)	(962)

Cash flows from investing activities:
Proceeds from sale of assets	---	---
Purchase of property and equipment	(10)	(0)
Capitalized development costs	(213)

Net cash (used in) provided by investing activities	(223)

Cash flows from financing activities:
Proceeds from private placement of stock units	415	1,535
Proceeds from loans payable to related parties	900	---
Stock subscriptions receivable	(8)	---
Net cash provided by financing activities	1,307	1,535

Net (decrease) / increase in cash and equivalents	57	573
Cash and cash equivalents — beginning of period	372	79

Cash and cash equivalents — end of period	$429	$652

Supplemental cash flow data:
Cash paid for interest	$16	$1,000
Cash paid for debt restructuring expenses	$ ---	$1,060
	$

See accompanying notes to consolidated financial statements.

Supplemental cash flow information:

The Company had the following non-cash investing and financing activities in the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Share-Based Payments (unpaid)	$ ---	$105

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 reflect the results of operations of Circle Entertainment Inc. (“Circle” or the “Company”), a Delaware corporation, and its consolidated subsidiaries.

On January 11, 2011, the Company changed its corporate name to “Circle Entertainment Inc.” from “FX Real Estate and Entertainment Inc.”

As used in these consolidated financial statements, the words “Las Vegas Property Subsidiary” refer to the Company’s former subsidiary,  FX Luxury Las Vegas I, LLC, into which its  predecessor entities and the Company’s then consolidated subsidiaries, as the  owners of  the Las Vegas Property (as defined below), were merged on November 5, 2009.

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

 The financial information in this report for the three months ended March 31, 2011 and 2010 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the full year.

The financial statements included herein should be read in conjunction with the consolidated  financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

2.	Organization and Background

Business of the Company

As indicated below, the Company, through its subsidiary Circle Entertainment SV-1, LLC, has acquired the exclusive right to use and exploit the SkyView Technology (as defined below).  The SkyView Technology is expected to be the foundation of the Company’s new location-based entertainment line of business.  The Company intends to commercially exploit the SkyView Technology by owning and operating observation wheels legally known as a SkyView™ through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remain under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Complete development of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to complete development of the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to commercially exploit the SkyView Technology as described below or otherwise.

On September 10, 2010, the Company, through its wholly-owned subsidiary, Circle Entertainment SV-I, LLC, entered into an Exclusive  License Agreement (the “License Agreement”) with William J. Kitchen ("Kitchen") and US ThrillRides, LLC (Kitchen’s wholly-owned corporate affiliate, ThrillRides" and together with Kitchen, the "ThrillRides Parties"), pursuant to which the ThrillRides Parties have granted a worldwide exclusive license to the Company to use and commercially exploit all of Kitchen’s patents, ThrillRides’ trademark and Kitchen’s other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance (collectively, the "SkyView Technology").  Concurrently with their entry into the License Agreement, the parties also entered into a related Development Agreement (the "Development Agreement") pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on behalf of the Company.

A brief description of the terms and conditions of the License Agreement and the Development Agreement is set forth in Note 18 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

A brief description of the terms and conditions of the Transaction Agreement follows. Such description of the Transaction Agreement is not complete and qualified in its entirety by reference to the full text of the Transaction Agreement, a copy of which is listed and incorporated by reference as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and is incorporated by reference herein.

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

3.	Discontinued Operations

On December 15, 2010, the Company’s Las Vegas Property Subsidiary, which had been in Chapter 11 bankruptcy proceedings since April 21, 2010, reorganized and emerged from its Chapter 11 bankruptcy proceedings under new ownership. As a result, the Company no longer has an ownership interest in the Las Vegas Subsidiary or the Las Vegas Property. The Las Vegas Property was substantially the Company’s entire business.  For a description of the events surrounding our loss of the Las Vegas Property, refer to note 6 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The results of the Las Vegas Subsidiary prior to its reorganization and emergence from Chapter 11 bankruptcy proceedings are included within discontinued operations for the quarterly period ended March 31, 2010.

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

The Company has received an opinion from its auditor expressing substantial doubt as to its ability to continue as a going concern. Investors are encouraged to read the information set forth herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in order to better understand the financial condition of, and risks of investing in, the Company.

5.	Accounting Policies

Significant Accounting Policies

During the three months ended March 31, 2011, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except to reflect the Company’s deconsolidation of the Las Vegas Subsidiary as of January 1, 2010 and accounting for it as a discontinued operation in the consolidated financial statements for such three month period.

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

Reclassifications

Certain prior period amounts presented have been reclassified to conform to the current year presentation.

6.	Loss Per Share/Common Shares Outstanding

Earnings/(loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings/(loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings/(loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the three months ended March 31, 2011 and 2010, 5,563,350 and 10,892,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

7.	Debt and Notes Payable

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

8.	Share-Based Payments

 Compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses is being recognized ratably over the vesting periods of the grants and was $0.0 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

9.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended March 31, 2011 and 2010, respectively, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2011

There are no income tax audits currently in process with any taxing jurisdictions.

10.	Litigation

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

11.	Related Party Transactions

Shared Services Agreement and Arrangement

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the three months ended March 31, 2011 and 2010, Flag incurred and billed the Company $0.1 and $0.1 million, respectively. The services provided for the three months ended March 31, 2011 and 2010 were approved by the Company’s audit committee. The services provided consisted primarily of accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s audit committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement runs until December 31, 2011, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties.  Payments under the agreement are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.  In late 2010, $183,178 was reimbursed to BPS.  As of March 31, 2011, the Company was required to reimburse BPS $117,264, of which $103,049 had been paid.

The Company entered into a shared services agreement with Function (X) Inc. (“Function (X)”) as of February 15, 2011, pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Function (X).

The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  Function (X) will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the President of each Company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The Audit Committee of each company’s Board of Directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.

Because this transaction is subject to certain rules regarding “affiliate” transactions, the Audit Committee and a majority of the independent members of the Company’s Board of Directors have approved the shared services agreement.  This is deemed to be an affiliate transaction because Mr. Sillerman is Chairman and Mr. Nelson is Executive Vice President and General Counsel of Function (X).

For the three months ended March 31, 2011, Function (X) incurred and billed the Company $27,623 for support, consisting primarily of legal and administrative services. These services provided were approved by the Company’s Audit Committee and Function (X)’s Audit Committee and the related fees were paid.

Private Placement of Common Stock

On January 28, 2010, the Company sold an aggregate of 1,562,499 shares of its common stock to Laura Baudo Sillerman, the spouse of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, Paul C. Kanavos, the Company’s President, and his spouse Dayssi Olarte de Kanavos and TTERB Living Trust, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, upon their exercise of a like number of Company warrants. The Company received aggregate proceeds of $125,000 from the exercise of the warrants, which were exercisable at $0.08 per share. Mrs. Sillerman, Mr. Kanavos and his spouse and TTERB Living Trust each purchased 520,833 shares of common stock upon the exercise of a like number of warrants for an aggregate exercise price of $41,667.

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

Because the foregoing private placements involved certain of the Company’s directors, executive officers, greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.  The Company used the aggregate proceeds from these private placements for working capital requirements and for general corporate purposes, except that the Company committed to use and has since used the proceeds from the March 11, 2010 private placement to fund expenses associated with evaluating a new line of business in connection with its entry into a letter of intent with the ThrillRides Parties.  Based upon this letter of intent, the Company’s subsidiary Circle Entertainment and the ThrillRides Parties negotiated and entered into the License Agreement and the Development Agreement for the SkyView Technology.

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

Because the foregoing private placements involved certain of the Company’s directors, executive officers, greater than 10% stockholders and their affiliates, such private placements were approved by a majority of the Company’s disinterested directors, to the extent applicable.  The Company intends to use the aggregate proceeds from these private placements for working capital requirements and for general corporate purposes.

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

16.	Subsequent Events

On April 27 through May 4, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $500,000, bearing interest at the rate of 6% per annum.

The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes.  Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s independent directors approved the loans.

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

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our historical results of operations reflected in our historical audited consolidated financial statements are not indicative of our future results of operations as we have entered a new line of business from which we do not currently generate revenue.

Executive Summary

 On December 15, 2010, our Las Vegas Property Subsidiary, which had been in its Chapter 11 bankruptcy proceedings since April 21, 2010, reorganized and emerged from its Chapter 11 bankruptcy proceedings  under new ownership. As a result, we no longer have an ownership interest in the Las Vegas Subsidiary or the Las Vegas Property.  The Las Vegas Property was substantially our entire business.  The Las Vegas Property Subsidiary has been de-consolidated as of January 1, 2010 and is accounted for as a discontinued operation in our consolidated financial statements included elsewhere in this report.

On September 10, 2010, we, through our wholly-owned subsidiary Circle Entertainment SV-I, LLC, entered into the License Agreement with the ThrillRides Parties to use and commercially exploit the SkyView Technology, which is expected to be the foundation of the Company’s new location-based entertainment line of business.  We have been pursuing the development and commercialization of the SkyView Technology since then.    We do not currently generate any revenues from this new line of business.  For a further discussion of this new line of business, refer to  note 2 to our consolidated financial statements included elsewhere in this report.

On February 28, 2011, in furtherance of its new location-based entertainment line of business, the Company, through its  wholly-owned subsidiary Circle Entertainment Property-Orlando, LLC (the “Circle Subsidiary”), entered into a Transaction Agreement with The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC are collectively the “Whittall Parties”) to co-develop a project in Orlando, Florida on which the Company’s SkyView™ observation wheel will be placed beside retail, restaurant and bar and entertainment facilities. A brief description of the terms and conditions of the Transaction Agreement is set forth in note 2 to our consolidated financial statements included elsewhere in this report.

We are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow, and cash on hand as of May 13, 2011 is not sufficient to fund our past due obligations and short-term liquidity needs, including our ordinary course obligations as they come due.  We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new line of business.

Consolidated Operating Results for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenue

Revenue for the three months ended March 31, 2011 was $0.0 million. Revenue decreased $4.3 million in the first quarter of 2011 as compared to the first quarter of 2010 due primarily to the loss of the Las Vegas Property because of the Liquidation Plan as against revenue from tenant leases.  All operations are included as part of income from operations for the three months ended March 31, 2011.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $1.7 million, which includes no land impairment charge. Actual operating expenses, excluding depreciation, increased in the first quarter of 2011 as compared to the first quarter of 2010 by $0.5 million, excluding the impact of the loss of the Las Vegas Property because of the Liquidation Plan. This increase includes an increase of  $0.5 million in selling, general and administrative expenses due to the start-up costs of the SkyView Technology based business.  Included in corporate overhead expenses for the three months ended March 31, 201 is a charge of $0.1 million in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization increased in the first quarter of 2011 as compared to the first quarter of 2010 by $0.01 million due primarily to loss of the Las Vegas Property pursuant to the Liquidation Plan and the minimal asset additions of the Company.

Interest Income/Expense

Interest expense, net, was $0.02 million in the first quarter of 2011 as compared to the first quarter of 2010, which excludes the interest expense for the Las Vegas Property lost due to the Liquidation Plan. .

Income Taxes

For the three months ended March 31, 2011 and 2010, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Liquidity and Capital Resources

We have no current cash flow and cash on hand is not sufficient to fund our short-term liquidity needs during 2011, including the payment of executive salaries of approximately $1.4 million, advance royalty payments to the ThrillRides Parties under the License Agreement of approximately $0.6 million and payments under the Transaction Agreement for the Orlando, Florida project of approximately $5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new line of business.

During the three months ended March 31, 2011, we have funded our short-term capital requirements through the following private placements of our equity securities and borrowings under unsecured demand loans:

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

On March 3 through March 8, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $0.9 million, bearing interest at the rate of 6% per annum.

On April 27 through May 4, 2011, certain of the Company's directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $0.5 million, bearing interest at a rate of 6% per annum.

Because the foregoing private placements and demand loans involved certain of the Company’s directors, executive officers, greater than 10% stockholders and their affiliates, such private placements and demand loans were approved by a majority of the Company’s disinterested directors, to the extent applicable.

We intend to fund our new line of business and satisfy our liquidity requirements for the next twelve months through equity and/or debt financings.   There is no assurance we will be able to do so on terms acceptable to us or at all.

Cash Flow for the three Months Ended March 31, 2011 and 2010

Operating Activities

Cash used in operating activities of $1.0 million for the three months ended March 31, 2011 consisted primarily of the net loss for the period of $1.8 million, which includes depreciation and amortization costs of $0.01 million and an increase in accounts payable of $1.0 million.  There was an increase in working capital levels during the quarter of less than $0.1 million for the three months ended March 31, 2011.

Investing Activities

Cash used in investing activities of $0.2 million for the three months ended March 31, 2011 primarily reflects the addition to capitalized development costs.

Financing Activities

Cash provided by financing activities of $1.3 million for three months ended March 31, 2011 reflects proceeds from private placements of stock and the unsecured demand loans from related parties.

Uses of Capital

At March 31, 2011, we had $0.9 million of debt outstanding and $0.4 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.  In total, we generated aggregate gross proceeds of approximately $0.4 million from sales under the private placements of common stock and preferred stock units, as described earlier.

Capital Expenditures

Our business plan is to develop and use the SkyView Technology in a new location-based entertainment line of business. The Company intends to commercially exploit the SkyView Technology by owning and operating observation wheels legally known as a SkyView™ through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remain under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Complete development of the SkyView Technology and the SkyViews will require significant capital and financing. Based on preliminary budgets, management estimates total construction costs of the current plan to be approximately $25 million (exclusive of land cost and related financing and other pre-opening costs) and estimates it will capitalize development costs of approximately $5 million during 2011. Although we expect that development of and construction of the SkyViews will require very substantial expenditures over a period of several years, it is too early in the planning stages of such project to accurately estimate the potential costs of such project.

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

Inflation

Inflation is not expected to have an immediate impact on our new location-based entertainment line of business.

Application of Critical Accounting Policies

As a result of deconsolidating the Las Vegas Subsidiary as of January 1, 2010 and accounting for it as a discontinued operation in our consolidated financial statements included elsewhere in this report, our current critical accounting policies are as follows:

Capitalization of Costs

In connection with the development of the SkyView Technology, the Company has capitalized project costs in the amount of $0.4 million through March 31, 2011. The capitalized costs are principally comprised of engineering, consulting, architectural and legal costs.

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

Share-Based Payments

In accordance with Financial Accounting Standards concerning Share-Based Payment, the fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. Judgment is required in determining certain of the inputs to the model, specifically the expected life of options and volatility. As a result of the Company’s short operating history, no reliable historical data is available for expected lives and forfeitures. The Company estimates the expected life of its stock option grants at the midpoint between the vesting dates and the end of the contractual term. This methodology is known as the simplified method and is used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. We estimated forfeitures based on management’s experience. The expected volatility is based on an analysis of comparable public companies operating in our industry.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2011.  Based on this evaluation, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

Changes in Internal Control over Financial Reporting

            The loss of certain key accounting and finance personnel and termination of the Shared Services Agreement with CKX, Inc. in 2009 coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process. Due to the impact of these events on our internal control over financial reporting in these areas, significant adjustments have been and continue to be necessary to present the financial statements in accordance with generally accepted accounting principles. As a result, the previously determined material weaknesses in internal controls over financial reporting continue to persist. The Company currently does not have, nor does it expect to have in the future, the capacity to devise and implement a plan to remediate these persisting material weaknesses.

As of March 31, 2011, the Company was unable to remediate these material weaknesses because of its limited financial and human resources.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to note 10 to the Company’s consolidated financial statements included elsewhere in this report for the information required by this Item.

ITEM 6 .	EXHIBITS

The documents set forth below are filed herewith or incorporated by reference herein.

Exhibit Number	Description

10.1	Form of Promissory Note (1)

31.1†	Certification of Principal Executive Officer

31.2†	Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer

32.2†	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated April 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Circle Entertainment Inc.

By:	/s/ Robert F.X. Sillerman
Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Gary McHenry
Gary McHenry Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 13, 2011

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer