Form 10-Q
period 2011-06-30
Circle Entertainment, Inc.
filed 2011-08-04
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Registrant’s Telephone Number, Including Area Code: (212) 796-8177

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

As of August 4, 2011, there were 65,076,161 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

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

As has been previously reported, we have been pursuing the development and commercialization of our new location-based entertainment line of business since September 10, 2010.    On September 10, 2010, we, through our wholly-owned subsidiary, Circle Entertainment SV-I, LLC, entered into an Exclusive License Agreement (the “License Agreement”) with William J. Kitchen ("Kitchen") and US ThrillRides, LLC (Kitchen’s wholly-owned corporate affiliate, “ThrillRides" and together with Kitchen, the "ThrillRides Parties"), pursuant to which the ThrillRides Parties have granted a worldwide exclusive license to us to use and commercially exploit all of Kitchen’s patents, ThrillRides’ trademark and Kitchen’s other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance (collectively, the "SkyView Technology").  Concurrently with their entry into the License Agreement, the parties also entered into a related Development Agreement (the "Development Agreement") pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on our behalf.  A brief description of the terms and conditions of the License Agreement and the Development Agreement is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow and cash on hand as of August 4, 2011 is not sufficient to fund our short-term liquidity requirements, including our ordinary course obligations as they come due.  Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new location-based entertainment line of business.   Investors should read all of the information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010  in order to better understand the financial condition of, and risks of investing in, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Circle Entertainment Inc.
  (F/K/A FX Real Estate and Entertainment Inc.)

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2011	December 31,
	Unaudited	2010
ASSETS
Current assets:
Cash and cash equivalents	$170	$372

Prepaid expenses and other current assets	171	1

Total current assets	341	373
Investment in real estate:
Land
Building and improvements
Furniture, fixtures and equipment	18	8
Capitalized development costs	1,217	223
Less: accumulated depreciation	(9)	(0)

Net investment in real estate	1,226	231
Other assets, net	1,190	843

Total assets	$2,757	$1,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,002	$2,336
Due to related parties	184	160
Other current liabilities	—	—
Loans payable to related parties	2,000	—
Total current liabilities	6,186	2,496
Other long-term liabilities	—	—

Total liabilities	6,186	2,496
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share of Non-Voting Designated Preferred Stock issued and outstanding at June 30, 2011 and December 31, 2010, respectively, 1,500 shares of Series A Convertible Preferred Stock issued and outstanding at June 30, 2011 and December 31, 2010, respectively, and 2,500 shares of Series B Convertible Preferred Stock issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,161 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	651	654
Additional paid-in-capital	90,904	90,486
Accumulated deficit	(94,984)	(92,189)

Total stockholders’ deficit	(3,429)	(1,049)

Total liabilities and stockholders’ deficit	$2,757	$1,447

See accompanying notes to consolidated financial statements

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Revenue	$—	$—

Operating expenses:
Selling, general and administrative expenses	919	1,217
Depreciation and amortization	2	—
Real estate taxes	38	—

Total operating expenses	959	1,217

Loss from operations	(959)	(1,217)
Interest income	—	—
Interest expense	69	—
Other expense	—	—
Loss from discontinued operations	—	10,093

Net loss	(1,028)	(11,310)
Basic and diluted loss per share	$(0.02)	$(0.17)
Basic and diluted average number of common shares outstanding	65,076,161	64,917,765

See accompanying notes to consolidated financial statements.

 Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Revenue	$—	$—

Operating expenses:
Selling, general and administrative expenses	2,531	2,472
Depreciation and amortization	9	—
Real estate taxes	166	—

Total operating expenses	2,706	2,472

Loss from operations	(2,706)	(2,472)
Interest income	—	—
Interest expense	(90)	—
Other expense	—	—
Loss from discontinued operations	—	(19,765)

Net loss	(2,796)	(22,237)
Basic and diluted loss per share	$(0.04)	$(0.34)
Basic and diluted average number of common shares outstanding	65,076,161	65,162,163

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc
(F/K/A FX Real Estate and Entertainment Inc.)

  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net loss	$(2,796)	$(2,472)
Adjustments to reconcile net loss to cash used in operating activities:
Loss attributed to discontinued operations	—	—
Gain on disposal of assets	—	—
Depreciation and amortization	9	—
Changes in operating assets and liabilities:
Receivables	—	—
Other current and non-current assets	(517)	5
Accounts payable and accrued expenses	1,667	739

Due to related parties	24	—

Net cash (used in) operating activities	(1,613)	(1,728)

Cash flows from investing activities:
Proceeds from sale of assets	—	—
Purchase of property and equipment	(10)	(0)
Capitalized development costs	(994)	—

Net cash (used in) provided by investing activities	(1,004)	—

Cash flows from financing activities:
Proceeds from private placement of stock units	415	1,797
Proceeds from loans payable to related parties	2,000	—
Stock subscriptions receivable	—	—
Net cash provided by financing activities	2,415	1,797

Net (decrease) / increase in cash and equivalents	(202)	69
Cash and cash equivalents — beginning of period	372	79

Cash and cash equivalents — end of period	$170	$148

Supplemental cash flow data:
Cash paid for interest	$90	$—
Cash paid for debt restructuring expenses	$—	$—

See accompanying notes to consolidated financial statements.

Supplemental cash flow information:

The Company had the following non-cash investing and financing activities in the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Share-Based Payments	$—	$92

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 reflect the results of operations of Circle Entertainment Inc. (“Circle” or the “Company”), a Delaware corporation, and its consolidated subsidiaries.  The financial information in this report for the three and six months ended June 30, 2011 and 2010 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the full year.

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

The results of the Las Vegas Subsidiary prior to its reorganization and emergence from Chapter 11 bankruptcy proceedings are included within discontinued operations for the quarterly period ended June 30, 2010.

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

Significant Accounting Policies

During the three and six months ended June 30, 2011, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except to reflect the Company’s deconsolidation of the Las Vegas Subsidiary as of January 1, 2010 and accounting for it as a discontinued operation in the consolidated financial statements for such three month period.

 Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06: Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, which requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09: Subsequent Events (Topic 855), which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption of this ASU did not result in a material impact to the Company’s consolidated financial statements.

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

Earnings/(loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings/(loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings/(loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the six months ended June 30, 2011 and 2010, 5,563,350 and 12,793,350 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

On June 8 through June 9, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $600,000, bearing interest at the rate of 6% per annum.

The Company  used the loan proceeds to fund working capital requirements and for general corporate purposes.  Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

8.	Share-Based Payments

 Compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses is being recognized ratably over the vesting periods of the grants and was $0.0 million and $0.0 million for the three and six months ended June 30, 2011, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively.

9.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three and six months ended June 30, 2011 and 2010, respectively, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2011.

There are no income tax audits currently in process with any taxing jurisdictions.

10.	Commitments and Contingencies

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

The filing of the lawsuit was precipitated by the Las Vegas Property Subsidiary’s initiation of its Chapter 11 Bankruptcy Proceeding pursuant to the lock-up and plan support agreement dated October 30, 2009 (the "Lock Up Agreement").

Prior to filing its lawsuit, on April 14, 2010, Huff made a formal demand upon the Company’s Board of Directors to, among other things, terminate and cease all efforts in furtherance of the Lock Up Agreement and commence an action against the defendants for alleged breaches of fiduciary duties of care and loyalty as set forth in its lawsuit and summarized below.

In its lawsuit, Huff alleges that such director defendants and stockholder defendant, as a former officer of the Company, breached their fiduciary duties of care and loyalty to the Company, its creditors and its non defendant stockholders by, among other things, (i) committing or permitting acts of misconduct such as self-dealing and disloyalty, without justifiable excuse, (ii) causing the Company to be contractually bound to transfer the Las Vegas Property to LIRA Property Owner, LLC and LIRA LLC, entities owned and controlled by Messrs. Sillerman, Kanavos and Torino and (iii) usurping various corporate opportunities with respect to the Las Vegas Property for which Huff is seeking on behalf of the Company damages of not less not $100 million, plus punitive damages. In addition, Huff alleges substantially the same claims against defendants Messrs. Kanavos and Torino for which Huff is seeking on behalf of the Company damages of not less than $50 million, plus punitive damages.

The Company was formally served with the lawsuit on May 5, 2010, and filed a motion to dismiss the lawsuit on July 16, 2010.  Huff filed an answer to the motion to dismiss on September 3, 2010, and reply papers were filed on October 4, 2010.  The Court heard oral arguments with respect to the motions on November 16, 2010.

On May 24, 2011, the Court ruled on the Company’s pending motion to dismiss the lawsuit. In its ruling, the Court dismissed the derivative action against the Company’s directors on the basis that Huff failed to plead specific facts to show that the directors’ decision to support the Lock Up Agreement was not protected by the business judgment rule. The Court has granted Huff leave to serve and file an amended compliant with specific facts as to the derivative action within 30 days after service of the Court’s ruling on Huff’s counsel.

With regard to the action against Messrs. Torino and Kanavos individually relating to alleged usurpation of corporate opportunity based on their purchase of retail property contiguous to the Las Vegas Property, the Court ruled as follows:

(a) With respect to Mr. Torino, the action was dismissed with prejudice since he was neither an officer nor director of the Company at the time of the corporate opportunity;

(b) With respect to Mr. Kanavos, the action was not dismissed based on procedural grounds. The Court did not make any determination as to the underlying facts of the action. Rather, in accordance with applicable procedure, the Court reviewed Huff’s pleadings and viewed all related inferences in favor of Huff. Therefore, the Court concluded that: (i) it may have been possible for the Company to have the financial ability to pursue the opportunity, (ii) the development of the retail property contiguous to the Las Vegas Property may have been sufficiently close to the Company’s business, (iii) the Company may have had an expectancy in the opportunity, and (iv) the opportunity may have come to Mr. Kanavos in his capacity as an officer of the Company rather than in his individual capacity. Huff has 30 days to serve and file a notice to appeal this portion of the ruling.

On June 27, 2011, Huff timely filed an amended complaint and a notice of appeal for the portion of the Court’s ruling relating to dismissal of the action against Mr. Torino.

In its amended complaint, Huff added Mitchell J. Nelson, the Company’s General Counsel and Executive Vice President, as a new defendant as well as LIRA Property Owner, LLC, LIRA LLC, BPS Partners, LLC and BPS Parent, LLC, entities owned and controlled by Messrs. Sillerman, Kanavos and Torino (the "Insiders"), as new defendants and alleges, as it did in its original complaint, that the shareholder derivative and the direct actions are based on (i) the Las Vegas Subsidiary’s entry into the Lock Up Agreement and the Lock Up Agreement’s contemplated transfer of the Las Vegas Property to the Insiders through a sale to LIRA Property Owner LLC and LIRA LLC (collectively, "LIRA") and (ii) the Insiders’ purchase through BPS Partners, LLC and BPS Parent, LLC (collectively, "BPS") of the real property contiguous to the Las Vegas Property (the "Contiguous Property Transaction").

In addition to adding such new defendants, Huff increased the number of counts in its amended complaint to 11 from 2 in its original complaint. The counts in the amended complaint are summarized as follows:

• Count 1 is a derivative claim against the Insiders and the non-officer directors for breach of fiduciary duty in committing acts of disloyalty, bad faith, usurpation of corporate opportunity, and self-dealing based on the Lock Up Agreement and failure to make an informed and independent business judgment concerning the Huff’s debt restructuring proposals;

• Count 2 is a derivative claim against the Insiders and the non-officer directors for aiding and abetting the breach of fiduciary duty;

• Count 3 is a derivative claim against LIRA for usurpation of the opportunity to renegotiate the debt and take control of the Las Vegas Property;

• Count 4 is a derivative claim against Messrs. Sillerman, Kanavos and Nelson for the same breach of fiduciary duty in diverting the opportunity for the Contiguous Property Transaction and for concealing the opportunity. This count further alleges against Kanavos and Nelson for participating in the purchase and alleging that the Contiguous Property Transaction was a corporate opportunity for the Company;

• Count 5 is a derivative claim against BPS and Mr. Torino for aiding and abetting the breach alleged in Count 4;

• Counts 6 and 7 are derivative claims against the Insiders, Mr. Nelson and BPS for unjust enrichment and conversion relating to the Contiguous Property Transaction;

• Count 8 is a derivative claim against the Insiders and Mr. Nelson for fraud and failure to disclose the opportunity for the Contiguous Transaction and the financing available;

• Count 9 is a derivative claim against the Insiders, Mr. Nelson and BPS for imposition of a constructive trust on the Contiguous Property Transaction so the Insiders and Nelson do not benefit;

• Count 10 is a direct claim against all the defendants for breach of fiduciary duty, aiding and abetting such breach, unjust enrichment, fraud and a constructive trust; and

• Count 11 is a derivative claim against Mr. Torino for breach of fiduciary duty (a restatement of the previously dismissed claim that Huff has appealed for the purpose of reserving rights).

In its amended complaint, Huff requests among other relief: (a) awarding damages in an amount to be proven at trial, (b) punitive damages, (c) the defendants to be precluded from sharing any damages awarded from their own culpability, (d) a constructive trust over the real property comprising the Contiguous Property Transaction, and (e) appointing a temporary receiver to take control of the Company’s assets, business and affairs.

The following description of the Court’s ruling does not purport to be complete and is qualified in its entirety by reference to the ruling which is available at https://iapps.courts.state.ny.us/fbem/DocumentDisplayServlet?documentId=tirVQewp3WtcwZHyIixAYw==&system=prod

The Company believes the lawsuit is without merit and intends to vigorously defend against it.

The Company is also subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Preferred Dividends in Arrears

As of June 30, 2011, there were total dividend arrearages on the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of $149,633 and $133,061, respectively.   These dividend arrearages constitute $99.76 and $53.22 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively.

11.	Related Party Transactions

Shared Services Agreement and Arrangement

Certain employees of Flag Luxury Properties, LLC ("Flag"), from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the three and six months ended June 30, 2011, Flag incurred and billed the Company $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2010, Flag incurred and billed the Company $0.1 million and $0.1 million, respectively. The services provided for the three and six months ended June 30, 2011 and 2010 were approved by the Company’s audit committee. The services provided consisted primarily of administrative services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefore.  Such arrangement is reviewed by the Company’s audit committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Company’s Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement runs until December 31, 2011, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties).  Payments under the agreement are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.  In late 2010, $183,178 was reimbursed to BPS.  As of June 30, 2011, the Company was required to reimburse BPS $169,949, of which $46,220 had been paid.

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

For the three and six months ended June 30, 2011, Function (X) incurred and billed the Company $82,869 for support, consisting of legal and administrative services in support of the companies’ shared General Counsel. These services provided were approved by the Company’s Audit Committee and Function (X)’s Audit Committee and the related fees were paid.

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

On June 8 through June 9, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $600,000, bearing interest at the rate of 6% per annum.

The Company used the loan proceeds to fund working capital requirements and for general corporate purposes.  Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

16.	Subsequent Events

On July 7 through July 12, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $900,000, bearing interest at the rate of 6% per annum.

The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes. Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s independent directors approved the transaction.

FORWARD LOOKING STATEMENTS

 In addition to historical information, this Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the historical audited consolidated financial statements and related notes of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our historical results of operations reflected in our historical audited consolidated financial statements are not indicative of our future results of operations as we have entered a new line of business from which we do not currently generate revenue.

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

On February 28, 2011, in furtherance of our new location-based entertainment line of business, we, through our  wholly-owned subsidiary Circle Entertainment Property-Orlando, LLC (the “Circle Subsidiary”), entered into a Transaction Agreement with The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC are collectively the “Whittall Parties”) to co-develop a project in Orlando, Florida on which our SkyView™ observation wheel will be placed beside retail, restaurant and bar and entertainment facilities. A brief description of the terms and conditions of the Transaction Agreement is set forth in note 2 to our consolidated financial statements included elsewhere in this report.

We are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow, and cash on hand as of August 4, 2011 is not sufficient to fund our past due obligations and short-term liquidity needs, including our ordinary course obligations as they come due.  We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new line of business.

Consolidated Operating Results for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenue

Revenue for the three months ended June 30, 2011 was $0.0 million. Revenue for the second quarter of 2010 was $0.0 million due to the loss of the Las Vegas Property because of the Liquidation Plan.  All operations are included as part of income from operations for the three months ended June 30, 2011.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $1.0 million. Actual operating expenses, excluding depreciation, decreased in the second quarter of 2011 as compared to the second quarter of 2010 by $0.3 million, excluding the impact of the loss of the Las Vegas Property because of the Liquidation Plan. This decrease includes an decrease of $0.3 million in selling, general and administrative expenses due to a decrease in the start-up costs of the SkyView Technology based business.  Included in corporate overhead expenses for the three months ended June 30, 2011 is a charge of $0.1 million in shared services charges provided by Flag Luxury Properties and $0.2 million provided by BPS Partners pursuant to their arrangements with the Company.

Depreciation and Amortization

Depreciation and amortization increased in the second quarter of 2011 as compared to the second quarter of 2010 by less than $0.01 million due primarily to loss of the Las Vegas Property pursuant to the Liquidation Plan and the minimal asset additions of the Company.

Interest Income/Expense

Interest expense, net, was $0.1 million in the three months ended June 30, 2011 as compared to $0.0 million in the three months ended June 30, 2010, which is the interest expense per the Transaction Agreement for the Orlando property.

Income Taxes

For the three months ended June 30, 2011 and 2010, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Consolidated Operating Results for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenue

Revenue for the six months ended June 30, 2011 was $0.0 million. Revenue remained the same, $0.0 million, in the six months ended June 30, 2011 as compared to the same period last year due to the loss of the Las Vegas Property because of the Liquidation Plan.  All operations are included as part of income from operations for the six months ended June 30, 2011.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $2.7 million, which includes no land impairment charge. Actual operating expenses, excluding depreciation, increased in the six months ended June 30, 2011 as compared to the same period last year by $0.2 million, excluding the impact of the loss of the Las Vegas Property because of the Liquidation Plan. This increase includes an increase of $0.1 million in selling, general and administrative expenses due to the start-up costs of the SkyView Technology based business.  Included in corporate overhead expenses for the six months ended June 30, 2011 is a charge of $0.1 million in shared services charges provided by Flag Luxury Partners and $0.2 million in shared service charges provided by BPS Partners pursuant to their arrangements with the Company.

Depreciation and Amortization

Depreciation and amortization increased in the six months ended June 30,  2011 as compared to the same period last year by $0.01 million due primarily to loss of the Las Vegas Property pursuant to the Liquidation Plan and the minimal asset additions of the Company.

Interest Income/Expense

Interest expense, net, was $0.1 million in the six months ended June 30, 2011 as compared to $0.0 million for the same period last year, which includes the interest expense per the Transaction Agreement for the Orlando Property.

Income Taxes

For the six months ended June 30, 2011 and 2010, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

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

During the three and six  months ended June 30, 2011, we have funded our short-term capital requirements through the following private placements of our equity securities and borrowings under unsecured demand loans:

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

On June 8 through June 9, 2011, certain of the Company's directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $0.6 million, bearing interest at a rate of 6% per annum.

Because the foregoing private placements and demand loans involved certain of the Company’s directors, executive officers, greater than 10% stockholders and their affiliates, such private placements and demand loans were approved by a majority of the Company’s disinterested directors, to the extent applicable.

On July 7 through July 12, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $900,000, bearing interest at the rate of 6% per annum.

The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes. Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s independent directors approved the transaction.

We intend to fund our new line of business and satisfy our liquidity requirements for the next twelve months through equity and/or debt financings.   There is no assurance we will be able to do so on terms acceptable to us or at all.

Cash Flow for the Six Months Ended June 30, 2011 and 2010

Operating Activities

Cash used in operating activities of $1.6 million for the six months ended June 30, 2011 consisted primarily of the net loss for the period of $2.8 million, which includes depreciation and amortization costs of $0.01 million, an increase in prepaid and other assets of $0.5 million and an increase in accounts payable of $1.7 million.  There was an increase in working capital levels of less than $0.1 million for the six months ended June 30, 2011.

Investing Activities

Cash used in investing activities of $1.0 million for the six months ended June 30, 2011 primarily reflects the addition to capitalized development costs.

Financing Activities

Cash provided by financing activities of $2.4 million for six months ended June 30, 2011 reflects proceeds from private placements of stock and the unsecured demand loans from related parties.

Uses of Capital

At June 30, 2011, we had $2.0 million of debt outstanding and $0.2 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.  For the six months ended June 30, 2011, we generated aggregate gross cash proceeds of approximately $2.4 million from the private placements of our equity securities and borrowings under demand loans, as described earlier.

Capital Expenditures

Our business plan is to develop and use the SkyView Technology in a new location-based entertainment line of business. The Company intends to commercially exploit the SkyView Technology by owning and operating observation wheels legally known as a SkyView™ through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remain under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Complete development of the SkyView Technology and the SkyViews will require significant capital and financing. Based on preliminary budgets, management estimates total construction costs of the current plan to be approximately $77 million (exclusive of land cost and related financing and other pre-opening costs) and estimates it will capitalize development costs of approximately $5 million during 2011. Although we expect that development of and construction of the SkyViews will require very substantial expenditures over a period of several years, it is too early in the planning stages of such project to accurately estimate the potential costs of such project.

Commitments and Contingencies

There are various lawsuits and claims pending against us and which we have initiated against others. We believe that any ultimate liability resulting from these actions or claims will not have a material adverse effect on our results of operations, financial condition or liquidity.

As of June 30, 2011, there were total dividend arrearages on our outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of $149,633 and $133,061, respectively.   These dividend arrearages constitute $99.76 and $53.22 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively.

Inflation

Inflation is not expected to have an immediate impact on our new location-based entertainment line of business.

Application of Critical Accounting Policies

As a result of de-consolidating the Las Vegas Subsidiary as of January 1, 2010 and accounting for it as a discontinued operation in our consolidated financial statements included elsewhere in this report, our current critical accounting policies are as follows:

Capitalization of Costs

In connection with the development of the SkyView Technology, the Company has capitalized project costs in the amount of $1.2 million through the six months ended June 30, 2011. The capitalized costs are principally comprised of engineering, consulting, architectural and legal costs.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2011.  Based on this evaluation, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

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

As of June 30, 2011, the Company had initiated a process which would allow the Company to remediate the internal control weaknesses. The process will begin in the third quarter of calendar year 2011. The process will include, but is not limited to, the following: (1) increasing staff to properly segregate duties; (2) expanding managerial oversight on projects focusing on safeguarding assets; and (3) rewrite of all company processes, designed to fit scope of restructured Company, focusing on creating functional controls to monitor transactions.

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

Circle Entertainment Inc.

August 4, 2011	By:	/s/ Robert F.X. Sillerman
Robert F.X. Sillerman
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

August 4, 2011	By:	/s/ Gary McHenry
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