Form 10-Q
period 2011-09-30
Circle Entertainment, Inc.
filed 2011-11-14
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 65,076,161 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE

As has been previously reported, we have been pursuing the development and commercialization of our new location-based entertainment line of business since September 10, 2010 when we acquired an exclusive license for the SkyView™ Technology (see Note 2 (Business of the Company) to our consolidated financial statements included elsewhere in this report for a description thereof). However, as we pursue such new business, we continue to be in severe financial distress and may not be able to continue as a going concern. We have no current cash flow and cash on hand as of November 14, 2011 is not sufficient to fund our short-term liquidity requirements, including our ordinary course obligations as they come due.  Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new location-based entertainment line of business.   Investors should read all of the information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010  in order to better understand the financial condition of, and risks of investing in, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Circle Entertainment Inc.
  (F/K/A FX Real Estate and Entertainment Inc.)

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2011	December 31,
	Unaudited	2010
ASSETS
Current assets:
Cash and cash equivalents	$248	$372

Prepaid expenses and other current assets	160	1

Total current assets	408	373
Investment in real estate:
Land
Building and improvements
Furniture, fixtures and equipment	18	8
Capitalized development costs	2,835	223
Less: accumulated depreciation	(10)	(0)

Net investment in real estate	2,843	231
Other assets, net	1,370	843

Total assets	$4,621	$1,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,512	$2,336
Due to related parties	238	160
Other current liabilities	—	—
Loans payable to related parties	4,650	---
Total current liabilities	9,400	2,496
Other long-term liabilities	---	---

Total liabilities	9,400	2,496
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share of Non-Voting Designated Preferred Stock issued and outstanding at September 30, 2011 and December 31, 2010, respectively 1,500 shares of Series A Convertible Preferred Stock issued and outstanding at September 30, 2011 and December 31, 2010, respectively, and 2,500 shares and 2,465 shares of Series B Convertible Preferred Stock issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,161 and 65,403,876 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	651	654
Additional paid-in-capital	90,904	90,486
Accumulated deficit	(96,334)	(92,189)

Total stockholders’ deficit	(4,779)	(1,049)

Total liabilities and stockholders’ deficit	$4,621	$1,447

See accompanying notes to consolidated financial statements

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	1,133	880
Depreciation and amortization	1	---
Real estate taxes	5	---

Total operating expenses	1,139	880

Loss from operations	(1,139)	(880)
Interest income	---	---
Interest expense	(210)	---
Other expense	---	---
Loss from discontinued operations	---	(10,474)

Net loss	(1,349)	(11,354)
Basic and diluted loss per share	$(0.02)	$(0.17)
Basic and diluted average number of common shares outstanding	65,076,161	65,403,876

See accompanying notes to consolidated financial statements.

 Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	3,664	3,351
Depreciation and amortization	10	---
Real estate taxes	171	---

Total operating expenses	3,845	3,351

Loss from operations	(3,845)	(3,351)
Interest income	---	---
Interest expense	(300)	---
Other expense	---	---
Loss from discontinued operations	---	(30,239)

Net loss	(4,145)	(33,590)
Basic and diluted loss per share	$(0.06)	$(0.51)
Basic and diluted average number of common shares outstanding	65,076,161	65,403,876

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc
(F/K/A FX Real Estate and Entertainment Inc.)

  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net loss	$(4,145)	$(33,590)
Adjustments to reconcile net loss to cash used in operating activities:
Loss attributed to discontinued operations	---	30,239
Gain on disposal of assets	---	---
Depreciation and amortization	10	---
Changes in operating assets and liabilities:
Receivables	—	—
Other current and non-current assets	(686)	(688)
Accounts payable and accrued expenses	2,176	737

Due to related parties	78	---

Net cash (used in) operating activities	(2,567)	(3,302)

Cash flows from investing activities:
Proceeds from sale of assets	---	---
Purchase of property and equipment	(10)	---
Capitalized development costs	(2,612)	---

Net cash (used in) provided by investing activities	(2,622)	---

Cash flows from financing activities:
Proceeds from private placement of stock units	415	3,393
Proceeds from loans payable to related parties	4,650	---
Net cash provided by financing activities	5,065	3,393

Net (decrease) / increase in cash and equivalents	(124)	91
Cash and cash equivalents — beginning of period	372	79

Cash and cash equivalents — end of period	$248	$170

Supplemental cash flow data:
Cash paid for interest	$176	$ ---
Cash paid for debt restructuring expenses	$ ---	$ ---

See accompanying notes to consolidated financial statements.

Supplemental cash flow information:

The Company had the following non-cash investing and financing activities in the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010

Share-Based Payments (unpaid)	$ ---	$290

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 reflect the results of operations of Circle Entertainment Inc. (“Circle” or the “Company”), a Delaware corporation, and its consolidated subsidiaries.  The financial information in this report for the three and nine months ended September 30, 2011 and 2010 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the full year.

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

2.	Business of the Company

As previously reported, the Company, in furtherance of its location-based entertainment business, acquired (through its subsidiary Circle Entertainment SV-1, LLC) the exclusive right to use and exploit the SkyView Technology (as defined below).  The SkyView Technology is expected to be a keystone of the Company’s new line of business.  The Company intends to commercially exploit the SkyView Technology by owning and operating observation wheels legally known as a SkyView™ through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remain under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Complete development of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to complete development of the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to commercially exploit the SkyView Technology as described below or otherwise.

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

As has been previously reported, on February 28, 2011, in furtherance of its new location-based entertainment line of business, the Company, through its  wholly-owned subsidiary Circle Entertainment Property-Orlando, LLC (the “Circle Subsidiary”), entered into a Transaction Agreement with The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC are collectively the “Whittall Parties”) to co-develop a project in Orlando, Florida on which the Company’s SkyView™ observation wheel will be placed beside retail, restaurant and bar and entertainment facilities.

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

Under the Transaction Agreement, the Circle Subsidiary will acquire a 65% interest in the ownership of two adjacent properties, the “OHI Parcel” of 10 acres and the “Square Parcel” of 18 acres (collectively, the “Property”), currently owned by certain of the Whittall Parties, and located on International Drive in Orlando, Florida.  The closing of the transaction, estimated to be in the last quarter 2011 or first quarter 2012, will be subject to the satisfaction of a number of conditions, including (a) the rearrangement of the existing first mortgage loans on the Property with CIBC (the “CIBC Loan”) to extend their existing maturity dates for five years and increase the principal balances thereof by approximately $11 million in the aggregate (the proceeds of which are to be used to improve the Property and for tenant installations); (b) acquiring good title to the Property; and (c) the new property owner entering into a 99-year lease for property upon which the Company’s SkyView™ observation wheel and a 25,000 square foot retail, service and maintenance building will be located.  The Circle Subsidiary is responsible for funding certain obligations between execution of the Transaction Agreement and the closing as follows:  (a) $65,000 for reimbursement of real estate tax escrow payments for November and December 2010; (b) approximately $20,000 per month for real estate tax obligations after December 2010; (c) $50,000 commencing May 2011, representing approximately 65% of the monthly interest payments required (prepayment of a portion may be required to maintain CIBC interest reserves); (d) up to $45,000 per month for architectural and engineering services relating to the site design; and (e) 65% of ongoing property expenses, estimated at $2,000 per month.  The Whittall Parties will be responsible for funding 35% of the obligations specified in clauses (b)-(e) in the previous sentence.  The Property will be developed in two phases, each constituting approximately 102,000 square feet.  The closing of the CIBC Loan will be contingent on pre-leasing of approximately 102,000 square feet at the Property, of which the SkyView™ observation will be 25,000 square feet.   As part of the closing, the Circle Subsidiary will be required to fund $5 million in the aggregate towards the development of the Property (but amounts advanced as set forth above will be offset against the funding required at closing).  In addition to the required equity contributions, under the terms of the CIBC Loan, the Company will be responsible for building and installing the SkyView™ observation wheel and terminal building at an approximate cost of $50 million and will need to arrange the financing necessary to do so.   The Company does not currently have any financing commitments in place.

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

The results of the Las Vegas Subsidiary prior to its reorganization and emergence from Chapter 11 bankruptcy proceedings are included within discontinued operations for the quarterly period ended September 30, 2010.

4.	Going Concern

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company intends to develop its location-based entertainment business and, in connection therewith, commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remains under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Development and commercialization of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to develop and commercialize the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to successfully develop and commercialize the SkyView Technology and the SkyViews.

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

Significant Accounting Policies

During the three and nine months ended September 30, 2011 and 2010, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except to reflect the Company’s deconsolidation of the Las Vegas Subsidiary as of January 1, 2010 and accounting for it as a discontinued operation in the consolidated financial statements for such three and nine month periods.

 Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly or nine month periods ended September 30, 2011 and 2010, or which are expected to impact future periods, which were not previously disclosed in prior periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts presented have been reclassified to conform to the current year presentation.

6.	Earnings(Loss) Per Share

Earnings/(loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings/(loss) per share is calculated by dividing net income/(loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings/(loss) per share includes the determinants of basic earnings/(loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings/(loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the nine months ended September 30, 2011 and 2010, 5,563,350 and 12,793,350 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

On August 5 through August 10, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $1,000,000, bearing interest at the rate of 6% per annum.

On September 15 through September 20, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $750,000, bearing interest at the rate of 6% per annum.

The Company used the loan proceeds to fund working capital requirements and for general corporate purposes.  Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

8.	Share-Based Payments

 Compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses is being recognized ratably over the vesting periods of the grants and was $0.0 million and $0.0 million for the three and nine months ended September 30, 2011, respectively, and $0.1 million and $0.1 million for the three and nine months ended September 30 2010, respectively.

9.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three and nine months ended September 30, 2011 and 2010, respectively, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2011.

In August, 2011, the Company was notified by the Internal Revenue Service of its intent to examine the Company’s federal income tax return for the fiscal year ended December 31, 2009.  The examination is in progress.

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

The Company was formally served with the lawsuit on May 5, 2010, and filed a motion to dismiss the lawsuit on July 16, 2010.  Huff filed an answer to the motion to dismiss on September 3, 2010, and reply papers were filed on October 4, 2010.  The Court head oral arguments with respect to the motions on November 16, 2010.

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

The foregoing description of the Court’s ruling does not purport to be complete and is qualified in its entirety by reference to the ruling which is available at https://iapps.courts.state.ny.us/fbem/DocumentDisplayServlet? documentId=tirVQewp3WtcwZHyIixAYw==&system=prod

On June 27, 2011, Huff timely filed an amended complaint and a notice of appeal for the portion of the Court’s ruling relating to dismissal of the action against Mr. Torino.

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

The Company and the other defendants were required to file a responsive pleading to the amended complaint on or before October 7, 2011.  However, Huff agreed to extend this date until December 9, 2011.

The Company believes the lawsuit is without merit and intends to vigorously defend against it.

The Company is also subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Preferred Dividends in Arrears

As of September 30, 2011, there were total dividend arrearages on the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of $179,880 and $183,471, respectively.   These dividend arrearages constitute $119.92 and $73.39 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively.

11.	Related Party Transactions

Shared Services Agreement and Arrangement

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the Audit Committee. For the three and nine months ended September 30, 2011, Flag incurred and billed the Company $55,907 and $186,551, respectively. The services provided for the three and nine months ended September 30, 2011 and 2010 were approved by the Company’s Audit Committee. The services provided consisted primarily of administrative services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefore.  Such arrangement is reviewed by the Company’s Audit Committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Company’s Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement runs until December 31, 2011, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties).  Payments under the agreement are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.  For the three and nine months ended September 30, 2011 and September 30, 2010, respectively, the Company was required to reimburse BPS $74,937 and $241,714, respectively.  All payments due as of September 30, 2011 have not been paid.

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

For the three and nine months ended September 30, 2011, respectively, Function (x) incurred and billed the Company $77,029 and $159,898 for support, consisting of legal and administrative services in support of the companies’ shared General Counsel. These services provided were approved by the Company’s Audit Committee and Function (x)’s Audit Committee and the related fees were paid.

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

On August 5 through August 10, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $1,000,000, bearing interest at the rate of 6% per annum.

On September 15 through September 20, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $750,000, bearing interest at the rate of 6% per annum.

The Company used the loan proceeds to fund working capital requirements and for general corporate purposes.  Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

16.	Subsequent Events

On October 14 through October 18, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $1,500,000, bearing interest at the rate of 6% per annum.

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

As has been previously reported, on January 11, 2011, we changed our corporate name to “Circle Entertainment Inc.” from “FX Real Estate and Entertainment Inc.”  In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the words “we,” “us,” “our,” “Circle Entertainment,” and the “Company” collectively refer to Circle Entertainment Inc. (formerly known as FX Real Estate and Entertainment Inc.) and its current consolidated subsidiaries, Circle Entertainment SV-I, LLC, Circle Entertainment SV-Management, LLC, Circle Entertainment SV Orlando-I, LLC, Circle Entertainment LV, LLC, Circle Entertainment Property-Orlando, LLC, FXL, Inc. and FX Luxury, LLC, and its former consolidated subsidiary, FX Luxury Las Vegas I, LLC.

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

On September 10, 2010, we, through our wholly-owned subsidiary Circle Entertainment SV-I, LLC, entered into the License Agreement with the ThrillRides Parties to use and commercially exploit the SkyView Technology, which is expected to be a keystone to the Company’s new location-based entertainment line of business.  We have been pursuing the development and commercialization of the SkyView Technology since then.    We do not currently generate any revenues from this new line of business.  For a further discussion of this new line of business, refer to Note 2 to our consolidated financial statements included elsewhere in this report.

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

We are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow, and cash on hand as of November 14, 2011 is not sufficient to fund our past due obligations and short-term liquidity needs, including our ordinary course obligations as they come due.  We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new line of business.

Consolidated Operating Results for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenue

Revenue for the three months ended September 30, 2011 was $0.0 million. Revenue for the third quarter of 2010 was $0.0 million due to the loss of the Las Vegas Property because of the Liquidation Plan.  All operations are included as part of income from operations for the three months ended September 30, 2011.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 were $1.1 million. Actual operating expenses, excluding depreciation, increased in the third quarter of 2011 as compared to the third quarter of 2010 by $0.3 million, excluding the impact of the loss of the Las Vegas Property because of the Liquidation Plan. This increase consists of an increase in selling, general and administrative expenses due to an increase in the start-up costs of the location-based entertainment line of business.  Included in corporate overhead expenses for the three months ended September 30, 2011 is a charge of $0.1 million in shared services charges provided by Flag Luxury Properties, $0.1 million in shared services provided by Function(x) and $0.1 million in shared services provided by BPS Partners pursuant to their arrangements with the Company.

Depreciation and Amortization

Depreciation and amortization increased in the third quarter of 2011 as compared to the third quarter of 2010 by $0.001 million due primarily to loss of the Las Vegas Property pursuant to the Liquidation Plan and the minimal asset additions of the Company.

Interest Income/Expense

Interest expense, net, was $0.2 million in the three months ended September 30, 2011 as compared to $0.0 million in the three months ended September 30, 2010, which is driven by the interest expense per the Transaction Agreement for the Orlando property.

Income Taxes

For the three months ended September 30, 2011 and 2010, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Consolidated Operating Results for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenue

Revenue for the nine months ended September 30, 2011 was $0.0 million. Revenue remained the same, $0.0 million, in the nine months ended September 30, 2011 as compared to the same period last year due to the loss of the Las Vegas Property because of the Liquidation Plan.  All operations are included as part of income from operations for the nine months ended September 30, 2011.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $3.8 million, which includes no land impairment charge. Actual operating expenses, excluding depreciation, increased in the nine months ended September 30, 2011 as compared to the same period last year by $0.5 million, excluding the impact of the loss of the Las Vegas Property because of the Liquidation Plan. This increase includes an increase of $0.3 million in selling, general and administrative expenses due to the start-up costs of the location-based entertainment line of business.  Included in corporate overhead expenses for the nine months ended September 30, 2011 is a charge of $0.2 million in shared services charges provided by Flag Luxury Properties, $0.2 million in shared services charges provided by Function(x), and $0.2 million in shared service charges provided by BPS Partners pursuant to their arrangements with the Company.

Depreciation and Amortization

Depreciation and amortization increased in the nine months ended September 30, 2011 as compared to the same period last year by $0.01 million due primarily to loss of the Las Vegas Property pursuant to the Liquidation Plan and the minimal asset additions of the Company.

Interest Income/Expense

Interest expense, net, was $0.3 million in the nine months ended September 30, 2011 as compared to $0.0 million for the same period last year, which includes the interest expense per the Transaction Agreement for the Orlando Property.

Income Taxes

For the nine months ended September 30, 2011 and 2010, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Liquidity and Capital Resources

We have no current cash flow and cash on hand is not sufficient to fund our short-term liquidity needs during the remainder of 2011, including the payment of executive salaries of approximately $0.9 million, advance royalty payments to the ThrillRides Parties under the License Agreement of approximately $0.2 million and payments under the Transaction Agreement for the Orlando, Florida project of approximately $0.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new line of business.

During the three and nine months ended September 30, 2011, we have funded our short-term capital requirements through the following private placements of our equity securities and borrowings under unsecured demand loans:

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

On August 5 through August 10, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $1,000,000, bearing interest at the rate of 6% per annum.

On September 15 through September 20, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $750,000, bearing interest at the rate of 6% per annum.

On October 14 through October 18, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $1,500,000, bearing interest at the rate of 6% per annum.

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

Cash Flow for the Nine Months Ended September 30, 2011 and 2010

Operating Activities

Cash used in operating activities of $2.6 million for the nine months ended September 30, 2011 consisted primarily of the net loss for the period of $4.1 million, which includes depreciation and amortization costs of $0.01 million, an decrease in prepaid and other assets of $0.7 million and an increase in accounts payable of $2.2 million.  There was an increase in working capital levels of less than $0.1 million for the nine months ended September 30, 2011.

Investing Activities

Cash used in investing activities of $2.6 million for the nine months ended September 30, 2011 primarily reflects the addition to capitalized development costs.

Financing Activities

Cash provided by financing activities of $5.1 million for nine months ended September 30, 2011 reflects proceeds from private placements of stock and the unsecured demand loans from related parties.

Uses of Capital

At September 30, 2011, we had $4.7 million of debt outstanding and $0.2 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.  For the nine months ended September 30, 2011, we generated aggregate gross cash proceeds of approximately $5.1 million from the private placements of our equity securities and borrowings under demand loans, as described earlier.

Capital Expenditures

Our business plan is to develop and use the SkyView Technology as a keystone in our new location-based entertainment line of business. The Company intends to commercially exploit the SkyView Technology by owning and operating observation wheels legally known as a SkyView™ through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remain under development.  No prototype has been built, nor have any SkyViews been sold or sublicensed.  Complete development of the SkyView Technology and the SkyViews will require significant capital and financing. Based on preliminary budgets, management estimates total construction costs of the current plan to be approximately $77 million (exclusive of land cost and related financing and other pre-opening costs) and estimates it will capitalize development costs of approximately $5 million during 2011. Although we expect that development of and construction of the SkyViews will require very substantial expenditures over a period of several years, it is too early in the planning stages of such project to accurately estimate the potential costs of such project.

Commitments and Contingencies

There are various lawsuits and claims pending against us and which we have initiated against others. We believe that any ultimate liability resulting from these actions or claims will not have a material adverse effect on our results of operations, financial condition or liquidity.

As of September 30, 2011, there were total dividend arrearages on our outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of $179,880 and $183,471, respectively.   These dividend arrearages constitute $119.92 and $73.39 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively.

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

Capitalization of Costs

In connection with the development of the SkyView Technology, the Company has capitalized project costs in the amount of $2.8 million through the nine months ended September 30, 2011. The capitalized costs are principally comprised of engineering, consulting, architectural and legal costs.

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

In August, 2011, the Company was notified by the Internal Revenue Service of its intent to examine the Company’s federal income tax return for the fiscal year ended December 31, 2009.  The examination is in progress.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2011.  Based on this evaluation, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

Changes in Internal Control over Financial Reporting

The loss of certain key accounting and finance personnel, coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process. Due to the impact of these events on our internal control over financial reporting in these areas, significant adjustments have been and continue to be necessary to present the financial statements in accordance with generally accepted accounting principles. As a result, the previously determined material weaknesses in internal controls over financial reporting continue to persist.

As of September 30, 2011, the Company had initiated a process which would allow the Company to remediate the internal control weaknesses. The process began in the third quarter of calendar year 2011. The process will include, but is not limited to, the following: (1) increasing staff to properly segregate duties; (2) expanding managerial oversight on projects focusing on safeguarding assets; and (3) modifying the Company's processes to conform with its new line of business.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Note 10 (Litigation) to the Company’s consolidated financial statements included elsewhere in this report for the information required by this Item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Reference is made to Note 10 (Preferred Dividends in Arrears) to the Company’s consolidated financial statements included elsewhere in this report for the information required by this Item.

ITEM 6 .	EXHIBITS

The documents set forth below are filed herewith or incorporated herein by reference.

Exhibit Number	Description

10.1	Form of Promissory Note (1)

31.1†	Certification of Principal Executive Officer

31.2†	Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer

32.2†	Section 1350 Certification of Principal Financial Officer

(1) Incorporated by reference from the registrant’s Current Reports on Form 8-K dated July 7, 2011 and September 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Circle Entertainment Inc.

November 14, 2011	By:	/s/ Robert F.X. Sillerman
Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

November 14, 2011	By:	/s/ Gary McHenry
Gary McHenry Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer