Form 10-K
period 2011-12-31
Circle Entertainment, Inc.
filed 2012-03-28
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on the closing bid price of such stock on the Pink Sheets on such date, was $3,150,487.

As of March 27, 2012, there were 65,403,876 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

Circle Entertainment Inc.
Annual Report on Form 10-K
December 31, 2011

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

Overview of Transition and Financial Condition of the Company

As has been previously reported, we have been pursuing the development and commercialization of our location-based entertainment line of business since September 10, 2010 when we acquired an exclusive license for the SkyView™ Technology.  For a further discussion of our current line of business based on the SkyView Technology, refer to “The Company’s Current Line of Business” below.  We have not generated any revenue to date from this line of business.

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

As has been previously reported, we are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow, and cash on hand as of March 27, 2012 is not sufficient to fund our past due obligations and short-term liquidity needs, including our ordinary course obligations as they come due.  We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our current line of business.

Investors should read all of the information set forth in this Annual Report on Form 10-K in order to better understand the financial condition of, and risks of investing in, the Company.

The Company’s Current Line of Business

On September 10, 2010, we, through our wholly-owned subsidiary, Circle Entertainment SV-I, LLC, entered into the License Agreement with William J. Kitchen ("Kitchen") and US ThrillRides, LLC (Kitchen’s wholly-owned corporate affiliate, "ThrillRides" and together with Kitchen, the "ThrillRides Parties"), pursuant to which the ThrillRides Parties have granted a worldwide exclusive license to us to use and commercially exploit all of Kitchen’s patents, ThrillRides’ trademark and Kitchen’s other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance (collectively, the "SkyView Technology").  Concurrently with their entry into the License Agreement, the parties also entered into a related Development Agreement (the "Development Agreement") pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on our behalf.

The SkyView Technology is expected to be the foundation of our new location-based entertainment line of business.  The Company intends to commercially exploit the SkyView Technology by owning and operating SkyViews through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining SkyViews through direct and indirect subsidiaries for the account of third parties.  The SkyView Technology and the SkyViews remains under development.  To date, no prototype has been built, nor have any SkyViews been sold or sublicensed.  Development and commercialization of the SkyView Technology and the SkyViews will require significant capital and financing. There is no assurance that the Company will either obtain the necessary capital and financing to develop and commercialize the SkyView Technology and the SkyViews or, even if such capital and financing is obtained, it will be able to successfully develop and commercialize the SkyView Technology and the SkyViews.

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

A brief description of the terms and conditions of the Transaction Agreement follows. Such description of the Transaction Agreement is not complete and is qualified in its entirety by reference to the full text of the Transaction Agreement, a copy of which is listed and incorporated by reference as Exhibit 10.31 to this report and is incorporated by reference herein.

Under the Transaction Agreement, the Circle Subsidiary will acquire a 65% interest in the ownership of two adjacent properties, the “OHI Parcel” of 10 acres and the “Square Parcel” of 18 acres (collectively, the “Property”), currently owned by certain of the Whittall Parties, and located on International Drive in Orlando, Florida.  The closing of the transaction, which was initially estimated to occur in the second half of 2011 and is currently estimated to occur in the first half of 2012 , will be subject to the satisfaction of a number of conditions, including (a) the rearrangement of the existing first mortgage loans on the Property with CIBC (the “CIBC Loan”) to extend their existing maturity dates for five years and increase the principal balances thereof by approximately $11 million in the aggregate (the proceeds of which are to be used to improve the Property and for tenant installations); (b) acquiring good title to the Property; and (c) the new property owner entering into a 99-year lease for property upon which the Company’s SkyView™ observation wheel and a 25,000 square foot retail, service and maintenance building will be located.  The Circle Subsidiary is responsible for funding certain obligations between execution of the Transaction Agreement and the closing as follows:  (a) $65,000 for reimbursement of real estate tax escrow payments for November and December 2010; (b) approximately $20,000 per month for real estate tax obligations after December 2010; (c) $50,000, representing approximately 65% of the monthly interest payments required (prepayment of a portion may be required to maintain CIBC interest reserves); (d) up to $45,000 per month for architectural and engineering services relating to the site design; and (e) 65% of ongoing property expenses, estimated at $2,000 per month.  The Whittall Parties will be responsible for funding 35% of the obligations specified  in clauses (b)-(e) in the previous sentence.  The Property will be developed in two phases, each constituting approximately 102,000 square feet.  The closing of the CIBC Loan will be contingent on pre-leasing of approximately 102,000 square feet at the Property, of which the SkyView™ observation will be 25,000 square feet.   As part of the closing, the Circle Subsidiary will be required to fund $5 million in the aggregate towards the development of the Property (but amounts advanced as set forth above will be offset against the funding required at closing).  In addition to the required equity contributions, under the terms of the CIBC Loan, the Company will be responsible for building and installing the SkyView™ observation wheel and terminal building at an approximate cost of $50 million and will need to arrange the financing necessary to do so.   The Company does not currently have any financing commitments in place.

As a result of the closing of the transaction being delayed due to, among other reasons, the Company’s inability to date to secure financing, the parties are reconsidering the above closing conditions for the transaction, the closing conditions for the CIBC Loan and the development plan for the Property, as initially contemplated.

A brief description of the terms and conditions of the License Agreement and the Development Agreement follows. Such description of the License Agreement and the Development Agreement is not complete and is qualified in its entirety by reference to the full text of the License Agreement and the Development Agreement, copies of which are listed and incorporated by reference as Exhibits 10.28 and 10.29, respectively, to this report and are incorporated herein by reference.

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

Upon termination of the License Agreement by us because of a default by either of the ThrillRides Parties, the previously described warrants are subject to cancellation and any shares purchased thereunder and not already sold in the open market are subject to our repurchase at cost. Upon termination of the License Agreement by any party, the existing SkyViews and any under construction may be finished and continue to be operated under the same economic terms as the License Agreement, whether by us or any sublicensee.

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

The License Agreement provides for bilateral non-competition covenants and provides us with a right of first refusal to acquire the SkyView Technology if either of the ThrillRides Parties receives an offer of purchase from a third party.

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

The foregoing description of the Lock Up Agreement, the Second Lock Up Agreement and the Bankruptcy Plan is not complete and is qualified in its entirety by reference to the full text of them, copies of which are listed and incorporated by reference as Exhibits 10.16, 10.17, 10.18, 10.19, 10.20, 10.21 and 99.1 to this report, and are incorporated herein by reference

As a result of the loss of the Las Vegas Property Subsidiary, the Company’s consolidated financial statements included elsewhere in this report have been affected as follows: the Company’s operations were deconsolidated for the periods presented. The operating losses for the presented periods were classified as Losses from Discontinued Operations and the net assets of the Las Vegas Property Subsidiary were eliminated.

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

●
On June 1, 2007, CKX, Inc. (“CKX”), a company in which Robert F.X. Sillerman was the largest stockholder and of which he then served as chief executive officer, contributed $100 million in cash to FXLR in exchange for 50% of the common membership interests in FXLR;

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

2011 and 2012 Private Equity and Debt Financings

During 2011 and to date in 2012, the Company has funded its short-term capital requirements through the following private equity and debt financings:

Private Placements of Series B Convertible Preferred Stock Units

On February 8 through February 14, 2011, the Company entered into subscription agreements with accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 330 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s newly created and  issued Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Convertible Preferred Stock"), and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i)).  The number of shares of the Company’s common stock underlying each warrant ranges from 3,175.61 shares to 5,538.62 shares and the exercise price per share at which each warrant is exercisable ranges from $0.3149 to $0.5417 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.   The Company generated aggregate proceeds of $330,000 from the sale of the units.  The Company also issued 35,000 shares of Series B convertible Preferred Stock in satisfaction of a $35,000 sales commission owed to an individual in connection with previous sales of the Company’s securities in the offering.

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

A description of the Series B Convertible Preferred Stock  is contained in note 2 to our audited consolidated financial statements included elsewhere in this report.  Such description is not complete and is qualified in its entirety by reference to the full text of the Certificate of Designation for the Series B Convertible Preferred Stock, a copy of which is listed and incorporated by reference as Exhibit 3.4 to this report, and is incorporated herein by reference.

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

On December 15 through December 16, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $900,000, bearing interest at the rate of 6% per annum.

On January 30 through January 31, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $750,000, bearing interest at the rate of 6% per annum.

On March 8 through March 13, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $600,000, bearing interest at the rate of 6% per annum.

The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes. Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

The foregoing description of the loans is not complete and it is qualified in its entirety by reference to the full text of the form of Promissory Note evidencing the loans, a copy of which is listed and incorporated by reference as Exhibit 10.32 to this report, and is incorporated herein by reference.

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

Employees

As of December 31, 2011, the Company had a total of 5 full-time employees.  Management considers its relations with its employees to be good.

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

ITEM 1A.  RISK FACTORS

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report.  These risk factors are not presented in the order of importance or probability of occurrence.

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

We have no current cash flow and cash on hand is not sufficient to fund our short-term liquidity needs during 2012, including the payment of salaries, advance royalty payments to the ThrillRides Parties under the License Agreement of approximately $600,000 and payments due under the Transaction Agreement for the Orlando, Florida project, as it may be modified.

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

Our independent registered public accounting firm has issued an audit report dated March 28, 2012 in connection with the audit of our consolidated financial statements as of and for the period ending December 31, 2011 that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to pay our obligations as they become due. If we are not able to obtain additional debt and/or equity financing, we may not be able to continue as a going concern and you could lose all of the value of our common stock.

The concentration of ownership of our capital stock with our affiliates will limit your ability to influence corporate matters.

Robert F.X. Sillerman, our Chairman and Chief Executive Officer and Paul C. Kanavos, our President, beneficially own in the aggregate approximately 57.2% of our outstanding common stock and 33% of our outstanding Series A and Series B Convertible Preferred Stock, and our executive officers and directors together beneficially own approximately 60.4% of our outstanding common stock and 51% of our outstanding Series A and Series B Convertible Preferred Stock. Our executive officers and directors therefore have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any stock splits or any merger, consolidation or sale of all or substantially all of our assets. As a result of this concentrated control, unaffiliated stockholders of our company have a limited ability to meaningfully influence corporate matters and, as a result, we may take actions that our unaffiliated stockholders do not view as beneficial. As a result, the value and/or liquidity of our common stock could be adversely affected.

We have potential business conflicts with certain of our executive officers because of their relationships with other entities and their ability to pursue business activities for themselves and others that may compete with our business activities.

Potential business conflicts exist between us and our executive officers as a result of the following:

●
Each of Robert F.X. Sillerman, our Chief Executive Officer, and Mitchell J. Nelson, our Executive Vice President and General Counsel, is permitted to devote a portion of his time to providing services for or on behalf of Function (x) Inc., a publicly-traded company of which Mr. Sillerman is the Executive Chairman and controlling stockholder,  and with which we have a shared services agreement, and to other businesses, so long as he devotes sufficient time to satisfy his work requirements.

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

 Certain of our employees, including our President, Mr. Kanavos and our General Counsel, Mr. Nelson, are permitted to devote a portion of their time providing services to Flag Luxury Properties and BPS.  Because such transactions are subject to certain rules regarding “affiliated” transactions, a majority of the independent members of the Board of Directors is needed to approve such arrangements

In late 2010, the Company entered into a shared services agreement with BPS, a company substantially owned and controlled by Mr. Kanavos and Brett Torino, a greater than 10% stockholder of our company, pursuant to which we reimburse BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for our location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to our matters and the allocable overhead pertaining thereto.  Because such transactions are subject to certain rules regarding “affiliated” transactions, a majority of the independent members of the Board of Directors is needed to approve such arrangements.

As of February 15, 2011, the Company entered into a shared services agreement with Function (x) Inc. (“Function (x)”), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Function (x).  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  Function (x) will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by the Company for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company’s Audit Committee and a majority of the independent members of the Company’s Board of Directors have approved this shared services agreement.

We may lose the services of our key personnel, including certain senior executives and critical consultants and advisors, if we are not able to satisfy our payment obligations under their agreements.

Our performance is dependent on the continued efforts of our executive officers and consultants and advisors with regard to the SkyView Technology and the SkyView with whom we have agreements. Due to our current financial situation, there can be no guarantee that we will be able to continue to make required payments under the executive employment agreements for 2012 or required payments under our agreements with critical consultants and advisors.  The loss of the services of any of our executive officers or other key employees or critical consultants and advisors could adversely affect our business.  Such payments have not been made since October 1, 2009.  Amounts accrued for Paul Kanavos are approximately $ 1,581,075 as of December 31, 2011.  Mr. Kanavos was not paid between October 1, 2009 and March 31, 2011 and has received partial payment of $25,000 per month since April 1, 2011.  Amounts accrued for Mitchell Nelson are approximately $834,585 as of December 31, 2011.  Mr. Nelson was not paid between October 1, 2009 and April 30, 2010 and has received partial payment of $20,000 per month since May 1, 2010, increasing to $25,000 on April 1, 2011.

We continue to need to enhance our internal controls and financial reporting systems to comply with the Sarbanes-Oxley Act of 2002.

We are subject to reporting and other obligations under the Securities and Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to assess and attest to the effectiveness of our internal control over financial reporting.  The loss of certain key accounting and finance personnel, coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process. Due to the impact of these events on our internal control over financial reporting in these areas, significant adjustments have been and continue to be necessary to present our consolidated financial statements in accordance with generally accepted accounting principles. As a result, the previously determined material weaknesses in internal controls over financial reporting continue to persist.

We have initiated a process which would allow our company to remediate the internal control weaknesses. This process will include, but is not limited to, the following: (1) increasing staff to properly segregate duties; (2) expanding managerial oversight on projects focusing on safeguarding assets; and (3) modifying our processes to conform with our current line of business.

While we began the process in the third quarter of 2011, there is no assurance we will complete the process or even if we do that the process will remediate the foregoing internal control weaknesses or prevent the occurrence of additional material weaknesses in our internal control over financial reporting.

Risks Related to Our Common Stock

Substantial amounts of our common stock and other equity securities could be sold in the near future, which could depress our stock price.

We cannot predict the effect, if any, that market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time.

All of the outstanding shares of common stock belonging to officers, directors and other affiliates are currently “restricted securities” under the Securities Act. Approximately 55 million shares of these restricted securities are eligible for sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market or the appearance of such sales could reduce the market price of our common stock and could negatively impact our ability to sell equity in the market to fund our business plans. In addition, we expect that we will be required to issue a large amount of additional common stock and other equity securities as part of our efforts to raise capital to fund our development plans. The issuance of these securities could negatively affect the value of our stock.

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

We are entitled, under our certificate of incorporation to issue up to 300 million common and 75 million “blank check” preferred shares. After taking into consideration our outstanding common stock and Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 27, 2012, we will be entitled to issue up to 234,923,839 additional common shares, and 74,995,999 preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. Reference is made to  note 2 to our consolidated financial statements included elsewhere in this report for a description of the dividend rights, preferences and other privileges of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2011.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
Las Vegas, NV	Corporate Offices	Office Operations	1,700 sq. ft.	Through January 2013

New York, NY	Corporate Office	Executive Offices	2,418 sq. ft.	Month-to-Month

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

(b) With respect to Mr. Kanavos, the action was not dismissed based on procedural grounds. The Court did not make any determination as to the underlying facts of the action. Rather, in accordance with applicable procedure, the Court reviewed Huff’s pleadings and viewed all related inferences in favor of Huff. Therefore, the Court concluded that: (i) it may have been possible for the Company to have the financial ability to pursue the opportunity, (ii) the development of the retail property contiguous to the Las Vegas Property may have been sufficiently close to the Company’s business, (iii) the Company may have had an expectancy in the opportunity, and (iv) the opportunity may have come to Mr. Kanavos in his capacity as an officer of the Company rather than in his individual capacity. Huff had 30 days to serve and file a notice to appeal this portion of the ruling.

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

In addition to adding such new defendants, Huff increased the number of counts in its amended complaint to 11 from 2 in its original complaint. The counts in the amended complaint are summarized as follows:

• Count 1 is a derivative claim against the Insiders and the non-officer directors for breach of fiduciary duty in committing acts of disloyalty, bad faith, usurpation of corporate opportunity, and self-dealing based on the Lock Up Agreement and failure to make an informed and independent business judgment concerning the Huff’s debt restructuring proposals.

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

The Company and the other defendants were required to file a responsive pleading to the amended complaint on or before October 7, 2011.  However, Huff  initially extended this date until December 9, 2011 and has further extended this date until March 29, 2012.

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

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock,  par value $0.01 per share (the “Common Stock”), is quoted on the Pink Sheets under the symbol CEXE.PK.  From May 4, 2009, the date on which our Common Stock began being quoted on the Pink Sheets,  until January 11, 2011, the effective date of our corporate name change to Circle Entertainment Inc. from FX Real Estate and Entertainment Inc., our Common Stock was quoted on the Pink Sheets under the symbol FXRE.PK.  The following table sets forth the high and low closing bid prices for our Common Stock for the quarterly periods for the years ended December 31, 2011 and 2010.  These bid prices represent prices quoted by broker-dealers on the Pink Sheets.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	2011
	High	Low

December 31, 2011	$0.15	$0.03
September 30, 2011	$0.24	$0.02
June 30, 2011	$0.40	$0.10
March 31, 2011	$0.70	$0.20

	2010
	High	Low

December 31, 2010	$0.40	$0.17
September 30, 2010	$0.27	$0.08
June 30, 2010	$0.25	$0.08
March 31, 2010	$0.27	$0.15

As of March 27, 2012, there were 541 holders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2011.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(# )	($)	(#)
Equity compensation plans approved by security holders	5,563,350	$3.12	9,936,650

Equity compensation plans not approved by security holders	—	—	—

For a description of our 2007 Executive Equity Incentive Plan and 2007 Long-Term Incentive Compensation Plan, see note 9 to our audited consolidated financial statements included elsewhere in this report.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data was derived from our audited consolidated financial statements as of and for the year ended December 31, 2011. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this report.

(Amounts in thousands, except share and per share information)

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Statement of Operations Data:
Revenue	$—	$—
Operating expenses (excluding depreciation and amortization and impairment of land)	4,749	4,360
Depreciation and amortization	11	—
Operating income (loss)	(4,760)	(4,360)
Interest income (expense), net	(517)	(10)
Loss from discontinued operations (a)	—	(39,571)

Less: Gain from discharge of net assets due to bankruptcy plan	—	390,752
Net Income (loss)	$(5,277)	$346,811

Basic and diluted loss per common share	$(0.08)	$5.31
Basic and diluted number of common shares outstanding	65,088,731	65,284,013

(a) Reference is made to note 3 (discontinued operations) to our audited consolidated financial statements included elsewhere in this report.

	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$577	$372
Other assets	5,627	1,075
Total assets	6,204	1,447
Current liabilities (excluding current portion of debt)	5,030	2,496
Loans from and payable to related parties	7,050
Total liabilities	12,080	2,496
Total stockholders’ deficit	(5,876)	(1,049)

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference may be significant and materially adverse to our stockholders.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with our historical audited consolidated financial statements and related notes thereto included elsewhere in this report. Our historical results of operations reflected in such consolidated financial statements are not indicative of our future results of operations as we have entered a new line of business from which we do not currently generate revenue.

Executive Summary

We have been pursuing the development and commercialization of our location-based entertainment line of business since September 10, 2010 when we acquired an exclusive license for the SkyView™ Technology.  For a further discussion of our current line of business based on the SkyView Technology, refer to “Item 1. Business—The Company’s Current Line of Business.”  We have not generated any revenues from this line of business to date.

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

We are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow, and cash on hand as of March 27, 2012 is not sufficient to fund our past due obligations and short-term liquidity needs, including our ordinary course obligations as they come due.  We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our current line of business.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical audited consolidated financial statements included elsewhere herein. However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and such historical audited consolidated  financial statements and information should not be relied upon by you to evaluate our business and financial condition going forward because they are not indicative of our future operating and financial results due to our entry into our current line of business from which we do not currently generate revenue.

Circle Entertainment Operating Results

Our results for the year ended December 31, 2011 reflected revenue of $0.0 million and operating expenses of $4.7 million. The Company incurred corporate overhead expenses of $0.8 million for the year ended December 31, 2011. Included in corporate overhead expenses for the year ended December 31, 2011 are $0.8 million in shared services charges and professional fees, including legal and accounting costs.   For the year ended December 31, 2011, we had net interest expense of $0.5 million.

For the year ended December 31, 2011, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.   As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  The Company anticipates incurring additional taxable losses while it completes the development and commercialization of the SkyView Technology and the SkyViews.  The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception.

Results for the Years Ended December 31, 2011 and 2010

(amounts in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Variance
Revenue	$—	—	$—
Operating expenses (excluding depreciation and amortization and impairment of land)	(4,749)	(4,300)	(389)
Depreciation and amortization	(11)	—	(11)

Income (loss) from operations	(4,760)	(4,360)	(400)
Interest expense, net and other	(517)	(39,581)	39,064
Gain from discharge of net assets of Las Vegas Property Subsidiary due to bankruptcy plan	—	390,752	(390,752)

Net income (loss)	$(5,277)	346,811	$(352,088)

Revenue

Revenue was $0.0 million, or 0.0% in 2011 as compared to 2010 due to the loss of our Las Vegas Property, the results of which are included in discontinued operations, as a result of completion of its Chapter 11 Bankruptcy Proceeding on December 15, 2010.

Operating Expenses

Operating expenses increased by less than $0.4 million, or 8.9% in 2011 as compared to 2010 primarily due to an increase in selling, general and administrative expense of $0.2 million and an increase in property taxes of $0.2 million..

Depreciation and Amortization Expense

Depreciation and amortization expense increased by less than $0.1 million, or 100%, in 2011 as compared to 2010 primarily due to the loss of our Las Vegas Property as a result of completion of its Chapter 11 Bankruptcy Proceeding on December 15, 2010.

Interest Income/Expense

Interest expense, net, increased $0.5 million, over 100% in 2011 as compared to 2010 due to costs incurred and paid pursuant to a transaction agreement signed by the Company to co-develop a project in Orlando, Florida.

Discontinued Operations

The net assets (deficit) were distributed to new ownership on the date of the acceptance of the Chapter 11 plan by the court in the amount of $(390,752) million, which was recorded as an extraordinary gain from the discharge of the net assets of the Las Vegas Property Subsidiary.

Net revenues included in discontinued operations related to the Las Vegas Property Subsidiary and the Las Vegas Property were $17.04 million in 2010.

The results of discontinued operations include interest expense that was based upon borrowings specifically attributable to the Las Vegas Subsidiary’s property operations. For fiscal 2010, the amount of interest expense reclassified to discontinued operations was approximately $39.6 million.

The Company's consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, “Reorganizations” (“ASC Topic 852”), which requires that financial statements for periods subsequent to the Las Vegas Property Subsidiary's Chapter 11 Bankruptcy Proceeding distinguish transactions and events that are directly associated with the Las Vegas Property Subsidiary's reorganization from the ongoing operations of the Company's business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred in the Las Vegas Property Subsidiary's Chapter 11 Bankruptcy Proceeding are recorded as reorganization items on our consolidated statements of operations.

At December 15, 2010, the effective date of the Las Vegas Property Subsidiary's emergence from its Chapter 11 Bankruptcy Proceeding, we did not meet the requirements under ASC Topic 852 to adopt fresh start accounting. Fresh start accounting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to adopt fresh start accounting are:

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

As of December 15, 2010, our fresh start calculation indicated that we did not meet the requirements to adopt fresh start accounting because the reorganization value of the Las Vegas Property Subsidiary's assets exceeded the total of post-petition liabilities and allowed claims. The Company recognized a gain on reorganization of $390.8 million upon the Las Vegas Property Subsidiary's emergence from bankruptcy.

Summarized financial information for the Company’s discontinued operations for fiscal 2011 and fiscal 2010:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	2011	2010
Loss from discontinued operations
Las Vegas Subsidiary	$—	$39.6

Liquidity and Capital Resources

Introduction — The historical financial statements included in this annual report are not necessarily representative of our planned business going forward or indicative of our future operating and financial results.

We have been pursuing the development and commercialization of our location-based entertainment line of business since September 10, 2010 when we acquired an exclusive license for the SkyView™ Technology.  For a further discussion of our current line of business based on the SkyView Technology, refer to “Item 1. Business—The Company’s Current Line of Business.”  We have not generated any revenues from this line of business to date.

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

We have no current cash flow and cash on hand is not sufficient to fund our short-term liquidity needs during 2012, including the payment of executive salaries of approximately $1.4 million, advance royalty payments to the ThrillRides Parties under the License Agreement of approximately $0.6 million and payments under the Transaction Agreement for the Orlando, Florida project of approximately $5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Our independent registered public accounting firm’s report dated March 28, 2012 to our consolidated financial statements for the year ended December 31, 2011 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our current line of business.

During 2011 and to date, we have funded our short-term capital requirements through private placements of our equity securities and borrowings under unsecured demand loans as described under “Item 1. Business—2011 and 2012 Private Equity and Debt Financings.”

We intend to fund our current line of business and satisfy our liquidity requirements for the next twelve months through equity and/or debt financings.   There is no assurance we will be able to do so on terms acceptable to us or at all.

Cash Flow for the Year Ended December 31, 2011

Operating Activities

Cash used in operating activities of $3.5 million for the year ended December 31, 2011 consisted primarily of the net loss for the period of $5.3 million, which is offset by an increase in accounts payable of $2.4 million. There were changes in working capital levels during the period of $1.7 million for the year ended December 31, 2011.

Investing Activities

Cash used in investing activities of $3.8 million for the year ended December 31, 2011 primarily reflects $3.7 million used for capitalized development costs during the period and $0.01 million used for the purchase of property and equipment.

Financing Activities

Cash provided by financing activities of $7.4 million for the year ended December 31, 2011 reflects proceeds from private placements of stock of $0.4 million and $7.0 million in proceeds from demand loans from related parties.

Cash Flow for the Year Ended December 31, 2010

Operating Activities

Cash used in operating activities of $3.9 million for the year ended December 31, 2010 consisted primarily of the net income for the period of $346.8 million, which includes share-based payments of $0.3 million offset by the loss attributed to discontinued operations of $39.7 million due to the disposition of the Las Vegas Subsidiary and the Las Vegas Property. There were changes in working capital levels during the period of $0.8 million for the year ended December 31, 2010.

Investing Activities

Cash used in investing activities of $0.2 million for the year ended December 31, 2010 primarily reflects $0.2 million used for capitalized development costs during the period and $0.01 million used for the purchase of property and equipment.

Financing Activities

Cash provided by financing activities of $4.5 million for the year ended December 31, 2010 reflects proceeds from private placements of units consisting of preferred stock for $4.0 million and $0.5 million for common stock purchase warrants.

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

Commitments and Contingencies

We are subject to the litigation described in “Item 3. Legal Proceedings” of this report.  We believe that any ultimate liability resulting from such litigation will not have a material adverse effect on our business, operations or financial condition.

Inflation

Inflation has not affected our efforts to develop and commercialize our location-based entertainment line of business.  However, the exact impact of future inflation is indeterminable.

Application of Critical Accounting Policies and Estimates

In response to the Securities and Exchange Commission’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for discussion below our critical accounting policies and subjective estimation processes.

We continuously monitor our estimates and assumptions to ensure any business or economic changes impacting these estimates and assumptions are reflected in our financial statements on a timely basis, including the sensitivity to change our critical accounting policies.

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

Real Estate Investments

All specifically identifiable costs related to development activities are capitalized into capitalized development costs on the consolidated balance sheet. The capitalized costs represent pre-development costs essential to the development of the property and include designing, engineering, legal, consulting, obtaining permits, financing and travel costs incurred during the period of development. We assess development costs for recoverability periodically and when changes in our development plans occur.

We follow the provisions of Financial Accounting Standards concerning Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the financial standards, we review our real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. We determine impairment by comparing the property’s carrying value to an estimate of fair value. In the event that the carrying amount of the property is not recoverable and exceeds its fair value, we will write down the asset to fair value.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2011 and 2010, or which are expected to impact future periods, which were not previously disclosed in prior periods.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Seasonality

We do not consider our current line of business to be seasonal.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Circle Entertainment Inc.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Circle Entertainment Inc.:

We have audited the accompanying consolidated balance sheets of Circle Entertainment Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circle Entertainment Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming Circle Entertainment Inc. will continue as a going concern. As more fully discussed in Note 4 to the consolidated financial statements, the Company has limited available cash, has a working capital deficiency and will need to secure new financing or additional capital in order to pay its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note 4. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada
March 28, 2012

 Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$577	$372
Restricted cash
Prepaid expenses and other current assets	98	1

Total current assets	675	373
Investment in real estate:	-	-
Land	-	-
Building and improvements	-	-
Furniture, fixtures and equipment	18	8
Capitalized development costs	3,997	223
Less: accumulated depreciation	(11)

Net investment in real estate	3,984	231
Other assets	1,545	843
Acquired lease intangible assets, net

Total assets	$6,204	$1,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,701	$2,336
Other current liabilities
Due to related parties	329	160
Loans from and payable to related parties	7,050

Total current liabilities	12,080	2,496
Other long-term liabilities	—	—

Total liabilities	12,080	2,496

Contingently redeemable stockholders’ deficit		—
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1,500 shares of Series A Preferred, 2,500 shares and 2,050 shares of Series B Preferred, and 1 share of Non-Voting Designated Stock issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,161 and 65,403,876 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	651	654
Additional paid-in-capital	90,939	90,486
Accumulated deficit	(97,466)	(92,189)

Total stockholders’ deficit	(5,876)	(1,049)

Total liabilities and stockholders’ deficit	$6,204	$1,447

See accompanying notes to consolidated financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Consolidated	Consolidated
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

Revenue	$—	$

Operating expenses:
Selling, general and administrative expenses	4,518	4,360
Depreciation and amortization	11	—
Real estate Taxes	231	—

Total operating expenses	4,760	4,360

Income (loss) from operations	(4,760)	(4,360)

Interest income	—	—
Interest expense	(517)	(10)
Other income (expense)	—	—
Gain from discharge of net assets of Las Vegas Property Subsidiary due to bankruptcy plan		390,752
Income tax expense	—	—
Loss from discontinued operations	—	(39,571)

Net income (loss)	$(5,277)	$346,811

Basic and diluted income (loss) per share	$(0.08)	$5.31

Basis and diluted average number of common shares outstanding	65,088,731	65,284,013

See accompanying notes to consolidated financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (amounts in thousands)

	Consolidated	Consolidated
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(5,277)	$346,811
Net loss attributed to discontinued operations	—	39,729
Less gain from discharge of net assets of Las Vegas Property Subsidiary due to bankruptcy plan	—	(390,752)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	11	—
Share based payments	—	314
Changes in operating assets and liabilities:
Other current and non-current assets	(799)	(838)
Accounts payable and accrued expenses	2,365	707
Accrued license fees		—
Due to related parties	169	51

Net cash (used in) provided by operating activities	(3,531)	(3,978)

Cash flows (used in) provided by investing activities:
Capitalized development costs	(3,754)	(223)
Purchase of property and equipment	(10)	(8)

Net cash (used in) provided by investing activities	(3,764)	(231)

Cash flows provided by financing activities:
Proceeds from private placement of units	450	4,009
Warrant valuation		493
Loans from related parties	7,050	—

Net cash provided by financing activities	7,500	4,502

Net increase in cash and equivalents	205	293
Cash and cash equivalents — beginning of period	372	79

Cash and cash equivalents — end of period	$577	$372

Supplemental cash flow disclosures:
Cash paid for interest	$517	$1,264
Cash paid for debt restructuring	—	5,160

See accompanying notes to consolidated financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Stock Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2009	0	$—	63,841,377	$638	$300,480	$(4)	$(654,238)	$(353,124)
Private placement of units	3,550	—	1,562,499	16	3,989	—	—	4,005
Stock subscription receivable	—	—	—	—	—	4	—	4
Stock option expense	—	—	—	—	314	—	—	314
Eliminated amounts of discontinued operations	—	—	—	—	(214,790)	—	215,238	448
Warrant valuation	—	—	—	—	493	—	—	493
Net income	—	—	—	—	—	—	346,811	346,811
Balance at December 31, 2010	3,550	$—	65,403,876	$654	$90,486	$—	$(92,189)	$(1,049)
Private placement of units	450	—	—	—	450	—	—	450
Stock subscription receivable	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	—	—	—	—	—
Stock surrender	—	—	(327,715)	(3)	3	—	—	—
Warrant valuation	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	(5,277)	(5,277)
Balance at December 31, 2011	4,000	—	65,076,161	$651	$90,939	$—	$(97,466)	$(5,876)

See accompanying notes to consolidated financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial information contained in these consolidated financial statements for the years ended December 31, 2011 and 2010 reflects the results of operations of Circle Entertainment Inc. (“Circle” or the “Company”), a Delaware corporation, and its consolidated subsidiaries.

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

The Company’s Current Line of Business

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

A brief description of the terms and conditions of the License Agreement and the Development Agreement is set forth in Note 13 below.

Reference is made to Note 14  below for a description of the Company’s proposed co-development of a project in Orlando, Florida, on which the Company’s SkyView™ observation wheel will be placed beside retail, restaurant and bar, and entertainment facilities.

The Company’s Former Line of Business

The Company’s original business consisted of owning and operating the Las Vegas Property (17.72) contiguous acres of land located at the southeast corner of Las Vegas Boulevard and Harmon Avenue in Las Vegas, Nevada). While owned by the Company, the Las Vegas Property was occupied by a motel and several commercial and retail tenants with a mix of short and long-term leases. The Company had commenced design and planning for a redevelopment plan for the Las Vegas Property that included a hotel, casino, entertainment, retail, commercial and residential development project. As a result of the 2008 disruption in the capital markets and the economic downturn in the United States in general, and Las Vegas in particular, the Company determined not to proceed with its originally proposed plan for the redevelopment of the Las Vegas Property and intended to consider alternative plans with respect to the development of the property.   However, on or about January 6, 2009, the  Las Vegas Property Subsidiary went into default under the $475 million mortgage loans secured by the Las Vegas Property when it was unable to repay the loans at maturity on or about January 5, 2009.  The Company continued commercial leasing activities on the property until June 23, 2009, when as a result of the default under the first mortgage loan, the first lien lenders had a receiver appointed to take control of the property and, as a consequence, the Las Vegas Property Subsidiary ceased managing or operating such property.

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

●	On September 26, 2007, CKX acquired an additional 0.742% of the outstanding capital stock of Circle Entertainment Inc. for a price of $1.5 million;

●	On November 29, 2007, Circle Entertainment Inc. reclassified its common stock on a basis of 194,515,758 shares of common stock for each share of common stock then outstanding; and

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

2010, 2011 and 2012 Private Equity and Debt Financings

During 2010, 2011 and to date in 2012, the Company has funded its short-term capital requirements through the following private equity and debt financings:

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

Series A Convertible Preferred Stock Units

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

●	The shares of Series A Convertible Preferred Stock are senior in liquidation preference to the shares of Company common stock.

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

The foregoing description of the Series A Convertible Preferred Stock  is not complete and is qualified in its entirety by reference to the full text of the Series A Certificate of Designation and the form of Warrant, copies of which are listed and incorporated by reference as Exhibits 3.3 and 10.23, respectively, to this report in which these consolidated financials statements are included, and are incorporated herein by reference.

Series B Convertible Preferred Stock Units

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

The foregoing description of the Series B Convertible Preferred Stock  is not complete and is qualified in its entirety by reference to the full text of the Series B Certificate of Designation and the form of Warrant, copies of which are listed and incorporated by reference as Exhibits 3.4 and 10.27, respectively, to this report in which these consolidated financials statements are included, and are incorporated herein by reference.

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

On December 15 through December 16, 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $900,000, bearing interest at the rate of 6% per annum.

On January 30 through January 31, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $750,000, bearing interest at the rate of 6% per annum.

On March 8 through March 10, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $600,000, bearing interest at the rate of 6% per annum.

The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes. Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

The foregoing description of the loans is not complete and it is qualified in its entirety by reference to the full text of the form of Promissory Note evidencing the loans, a copy of which is listed and incorporated by reference as Exhibit 10.32 to this report in which these consolidated financial statements are included, and is incorporated herein by reference.

3.  Discontinued Operations

On December 15, 2010, Las Vegas Property Subsidiary, which had been in Chapter 11 bankruptcy proceedings since April 21, 2010, reorganized and emerged from its Chapter 11 bankruptcy proceedings under new ownership. As a result, we no longer have an ownership interest in the Las Vegas Subsidiary or the Las Vegas Property. The Las Vegas Property was substantially the Company’s entire business.  For a description of the events surrounding the Company’s loss of the Las Vegas Property, refer to note 6 below.

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

Net revenues included in discontinued operations related to the Las Vegas Property Subsidiary and the Las Vegas property were $17.04 million in fiscal 2010.

The results of discontinued operations include interest expense that was based upon borrowings specifically attributable to the Las Vegas Property Subsidiary’s property operations. For fiscal 2010, the amount of interest expense reclassified to discontinued operations was approximately $39.6 million.

The Company's consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, “Reorganizations” (“ASC Topic 852”), which requires that financial statements for periods subsequent to the Las Vegas Property Subsidiary's Chapter 11 bankruptcy proceedings distinguish transactions and events that are directly associated with the Las Vegas Property Subsidiary's reorganization from the ongoing operations of the Company's business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred in the Las Vegas Property Subsidiary's Chapter 11 bankruptcy are recorded as reorganization items on the Company’s consolidated statements of operations.

At December 15, 2010, the effective date of the Las Vegas Property Subsidiary's emergence from bankruptcy, the Company  did not meet the requirements under ASC Topic 852 to adopt fresh start accounting. Fresh start accounting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to adopt fresh start accounting are:

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

As of December 15, 2010, the Company's fresh start calculation indicated that it did not meet the requirements to adopt fresh start accounting because the reorganization value of  the Las Vegas Property Subsidiary's assets exceeded the total of post-petition liabilities and allowed claims. The Company recognized a gain on reorganization of $390.8 million upon the Las Vegas Property Subsidiary's emergence from bankruptcy.

Summarized financial information for the Company’s discontinued operations for fiscal 2011 and fiscal 2010:

The table below provides information regarding amounts included within discontinued operations (dollars in millions):

	2011	2010
Loss from discontinued operations
Las Vegas Subsidiary	$—	$39.6

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

The accompanying consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Real Estate Investments

Land, buildings and improvements are recorded at cost. All specifically identifiable costs related to development activities are capitalized into capitalized development costs on the consolidated balance sheet. The capitalized costs represent pre-development costs essential to the development of the property and include designing, engineering, legal, consulting, obtaining permits, financing and travel costs incurred during the period of development. We assess development costs for recoverability periodically and when changes in our development plans occur.

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

Loss Per Share/Common Shares Outstanding

Earnings (loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the years ended December 31, 2011 and December 31, 2010, 11,016,863 and 10,962,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  For the year ended December 31, 2011, the Company did not record income tax expense due to the losses incurred since inception.  For the year ended December 31, 2009, the Company did record income tax expense due to an estimated gain on a partnership transfer with negative basis from FXLR LLC to FXL Inc. resulting in an estimated alternative minimum taxable income of $1.5 million. The alternative minimum tax was estimated at $0.3 million at the applicable tax rate. The income tax accrued for the year ended December 31, 2009 was reversed during the year ended December 31, 2010 after the completion of the Company’s tax returns.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2011.

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

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2011 and 2010, or which are expected to impact future periods, which were not previously disclosed in prior periods.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.

6.  The Las Vegas Property Subsidiary’s Chapter 11 Bankruptcy Proceeding

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

The foregoing description of the Lock Up Agreement, the Second Lock Up Agreement and the Bankruptcy Plan is not complete and is qualified in its entirety by reference to the full text of them, copies of which are listed and incorporated by reference as Exhibits 10.16, 10.17, 10.18, 10.19, 10.20, 10.21 and 99.1 to this report in which these consolidated financial statements are included, and are incorporated herein by reference

7.   Commitments

Total rent expense for the Company under operating leases for the years ended December 31, 2011 and 2010 was less than $0.2 million and $0.7 million, respectively. The Company’s future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
Years Ending December 31,
2012	$18
2013	6
2014	4
2015	3
2016	—
Thereafter	—

Total	$31

The employment agreements for Mr. Kanavos and Mr. Nelson are terminable on 60 days’ notice.  Mr. Sillerman’s employment agreement terminates on December 31, 2012, but he receives no salary.  The severance payments, if employment is terminated, are set forth in Item 11, Executive Compensation.

8. Stockholders’ Equity

As of December 31, 2011 and 2010, there were 65,076,161 and 65,403,876 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company’s Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.   As of December 31, 2011 and 2010, there were 1,500 shares of Series A Preferred Stock issued and outstanding.  As of December 31, 2011 and 2010, there were 2,500 and 2,050 shares of Series B Preferred Stock issued and outstanding, respectively.  As of December 31, 2011 and 2010, there was one (1) share of Non-Voting Designated preferred stock issued and outstanding.

9. Share-Based Payments

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

Stock Option Grants

The weighted average fair value of the options granted on January 10, 2008 and May 19, 2008 to executive-designees and other non-employees was $0.00 per option at December 31, 2011. Fair value at December 31, 2011 was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

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

As of December 31, 2011 and 2010, the Company has a total of 5,563,350 and 5,563,350 options outstanding, respectively, to employees, directors, executive-designees and other non-employees. Compensation expense for stock option grants included in the accompanying statements of operations in selling, general and administrative expenses and loss from incidental operations is being recognized ratably over the vesting periods of the grants and was $0.0 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.

10.  Income Taxes

The Company has $150.1 million of net operating losses which start expiring in 2027.

The Company adopted the provisions of Financial Accounting Standards concerning Accounting for Uncertainty in Income Taxes an interpretation of previous Financial Accounting Standards upon the formation of the Company on June 15, 2007. As a result of the implementation of the accounting standards, the Company reviewed its uncertain tax positions in accordance with the recognition of the standards. As a result of this review, the Company concluded that it has no uncertain tax positions. Any potential uncertain tax positions relating to the partnerships that it acquired would accrue to the partnerships’ historic partners and not to the Company. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2011.

The Company will recognize interest and penalties related to any uncertain tax positions through income tax expense.

The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception. There are no income tax audits currently in process with any taxing jurisdictions.

11.  Litigation

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

(b) With respect to Mr. Kanavos, the action was not dismissed based on procedural grounds. The Court did not make any determination as to the underlying facts of the action. Rather, in accordance with applicable procedure, the Court reviewed Huff’s pleadings and viewed all related inferences in favor of Huff. Therefore, the Court concluded that: (i) it may have been possible for the Company to have the financial ability to pursue the opportunity, (ii) the development of the retail property contiguous to the Las Vegas Property may have been sufficiently close to the Company’s business, (iii) the Company may have had an expectancy in the opportunity, and (iv) the opportunity may have come to Mr. Kanavos in his capacity as an officer of the Company rather than in his individual capacity. Huff had 30 days to serve and file a notice to appeal this portion of the ruling.

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

In addition to adding such new defendants, Huff increased the number of counts in its amended complaint to 11 from 2 in its original complaint. The counts in the amended complaint are summarized as follows:

• Count 1 is a derivative claim against the Insiders and the non-officer directors for breach of fiduciary duty in committing acts of disloyalty, bad faith, usurpation of corporate opportunity, and self-dealing based on the Lock Up Agreement and failure to make an informed and independent business judgment concerning the Huff’s debt restructuring proposals.

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

The Company and the other defendants were required to file a responsive pleading to the amended complaint on or before October 7, 2011.  However, Huff  initially extended this date until December 9, 2011 and has further extended this date until March 29, 2012.

The Company believes the lawsuit is without merit and intends to vigorously defend against it.

Las Vegas Property Subsidiary’s Chapter 11 Bankruptcy Proceeding

Reference is made to Note 6 above for a description of the Las Vegas Subsidiary’s Chapter 11 Bankruptcy Proceeding.

Miscellaneous

The Company is also subject to certain claims and litigation in the ordinary course of business. It is the opinion of management that the outcome of such matters will not have a material adverse effect on the Company’s business, operations or financial condition.

12.  Related Party Transactions

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

Shared Services Agreements

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the year ended December 31, 2011, Flag incurred and billed Circle $0.3 million. The services provided for the year ended December 31, 2011 were approved by the audit committee. For the year ended December 31, 2010, Flag incurred and billed Circle $0.1 million. The services provided for the year ended December 31, 2010 were approved by the audit committee and the related fees were paid subsequent to December 31, 2010. The services provided consisted primarily of accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s audit committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement runs until December 31, 2011, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties.  Payments under the agreements are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.  For the years ended December 31, 2011 and 2010, BPS incurred and billed the Company $0.3 million and $0.2 million respectively.

As of February 15, 2011, the Company entered into a shared services agreement with Function (x) Inc. (“Function (x)”), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Function (x).  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  Function (x) will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  For the year ended December 31, 2011, Function (x) incurred and billed the Company $0.2 million.

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

13.  SkyView License and Development Agreements

Set forth below is a brief description of the terms and conditions of the License Agreement and the Development Agreement for the SkyView Technology ad the SkyViews. Such description of the License Agreement and the Development Agreement is not complete and is qualified in its entirety by reference to the full text of the License Agreement and the Development Agreement, copies of which are listed and incorporated by reference as Exhibits 10.28 and 10.29, respectively, to this report in which these consolidated financial statements are included, and are incorporated herein by reference.

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

Reference is made to Note 14 below for a description of the Company’s proposed co-development of a project in Orlando, Florida, on which the Company’s SkyView™ observation wheel will be placed beside retail, restaurant and bar, and entertainment facilities.

14.  SkyView™ Orlando Project

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

A brief description of the terms and conditions of the Transaction Agreement follows. Such description of the Transaction Agreement is not complete and is qualified in its entirety by reference to the full text of the Transaction Agreement, a copy of which is listed and incorporated by reference as Exhibit 10.31 to this report in which these consolidated financial statements are included, and is incorporated by reference herein.

Under the Transaction Agreement, the Circle Subsidiary will acquire a 65% interest in the ownership of two adjacent properties, the “OHI Parcel” of 10 acres and the “Square Parcel” of 18 acres (collectively, the “Property”), currently owned by certain of the Whittall Parties, and located on International Drive in Orlando, Florida.  The closing of the transaction, which was initially estimated to occur in the second half of 2011 and is currently estimated to occur in the first half of 2012 , will be subject to the satisfaction of a number of conditions, including (a) the rearrangement of the existing first mortgage loans on the Property with CIBC (the “CIBC Loan”) to extend their existing maturity dates for five years and increase the principal balances thereof by approximately $11 million in the aggregate (the proceeds of which are to be used to improve the Property and for tenant installations); (b) acquiring good title to the Property; and (c) the new property owner entering into a 99-year lease for property upon which the Company’s SkyView™ observation wheel and a 25,000 square foot retail, service and maintenance building will be located.  The Circle Subsidiary is responsible for funding certain obligations between execution of the Transaction Agreement and the closing as follows:  (a) $65,000 for reimbursement of real estate tax escrow payments for November and December 2010; (b) approximately $20,000 per month for real estate tax obligations after December 2010; (c) $50,000, representing approximately 65% of the monthly interest payments required (prepayment of a portion may be required to maintain CIBC interest reserves); (d) up to $45,000 per month for architectural and engineering services relating to the site design; and (e) 65% of ongoing property expenses, estimated at $2,000 per month.  The Whittall Parties will be responsible for funding 35% of the obligations specified  in clauses (b)-(e) in the previous sentence.  The Property will be developed in two phases, each constituting approximately 102,000 square feet.  The closing of the CIBC Loan will be contingent on pre-leasing of approximately 102,000 square feet at the Property, of which the SkyView™ observation will be 25,000 square feet.   As part of the closing, the Circle Subsidiary will be required to fund $5 million in the aggregate towards the development of the Property (but amounts advanced as set forth above will be offset against the funding required at closing.).  In addition to the required equity contributions, under the terms of the CIBC Loan, the Company will be responsible for building and installing the SkyView™ observation wheel and terminal building at an approximate cost of $50 million and will need to arrange the financing necessary to do so.   The Company does not currently have any financing commitments in place.

As a result of the closing of the transaction being delayed due to, among other reasons, the Company’s inability to date to secure financing, the parties are reconsidering the above closing conditions for the transaction, the closing conditions for the CIBC Loan and the development plan for the Property, as initially contemplated.

15.  Subsequent Events

2012  Unsecured Demand Loans

On January 30 through January 31, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $750,000, bearing interest at the rate of 6% per annum.

On March 8 through March 13, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $600,000, bearing interest at the rate of 6% per annum.

The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes. Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

The foregoing description of the loans is not complete and it is qualified in its entirety by reference to the full text of the form of Promissory Note evidencing the loans, a copy of which is listed and incorporated by reference as Exhibit 10.32 to this report in which these consolidated financial statements are included,  and is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2011.  Based on this evaluation, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

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

3. Based on management’s evaluation under this framework, the Company determined that there are material weaknesses in its internal control over financial reporting as of December 31, 2011, which are discussed below under “Changes In Internal Control Over Financial Reporting.”  Accordingly, management has concluded that the Company’s internal control over financial reporting as of December 31, 2011 was not effective.

Changes in Internal Control over Financial Reporting

The loss of certain key accounting and finance personnel, coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process. Due to the impact of these events on our internal control over financial reporting in these areas, significant adjustments have been and continue to be necessary to present our consolidated financial statements in accordance with generally accepted accounting principles. As a result, material weaknesses in internal controls over financial reporting, as previously determined since before December 31, 2010, continue to persist.

We have initiated a process which would allow our company to remediate the internal control weaknesses. This process will include, but is not limited to, the following: (1) increasing staff to properly segregate duties; (2) expanding managerial oversight on projects focusing on safeguarding assets; and (3) modifying our processes to conform with our current line of business.

While we began the process in the third quarter of 2011, there is no assurance we will complete the process or even if we do that the process will remediate the foregoing internal control weaknesses or prevent the occurrence of additional material weaknesses in our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Circle Entertainment Inc.

The following table lists the names, ages and positions of our directors and executive officers as of March 27, 2012:

Name	Age	Position

Robert F.X. Sillerman	63	Chairman and Chief Executive Officer
Paul C. Kanavos	55	Director, President
Gary McHenry	61	Chief Financial Officer
Mitchell Nelson	64	Executive Vice President, General Counsel, Secretary
Harvey Silverman	70	Director
Michael J. Meyer	46	Director
John D. Miller	67	Director
Robert Sudack	71	Director

Robert F.X. Sillerman has served as Chairman of the board of directors and Chief Executive Officer since January 10, 2008.  On February 11, 2011, Mr. Sillerman became the Executive Chairman of Function (x) Inc., a publicly traded company of which he is the controlling stockholder.  Mr. Sillerman also served as the Chief Executive Officer and Chairman of CKX from February 2005 until May 2010. From August 2000 to February 2005, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm. Mr. Sillerman is a director, executive officer and controlling stockholder of Atlas Real Estate Funds, Inc., a greater than 5% stockholder of our company (“Atlas”).  Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through April 2010. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc., from its formation in December 1997 through its sale to Clear Channel Communications in August 2000.  The Board of Directors selected Mr. Sillerman to serve as a director because it believes he possesses significant entertainment and financial expertise, which will benefit the Company.

Paul C. Kanavos was elected a Director and appointed President on August 20, 2007. Mr. Kanavos is the Founder, Chairman and Chief Executive Officer of Flag Luxury Properties, LLC. Prior to founding Flag Luxury Properties, he worked for over 20 years at the head of Flag Management. Most recently he has developed Ritz-Carlton in South Beach, Coconut Grove and Jupiter and was involved in developing Temenos Anguilla. Mr. Kanavos is a director, executive officer and controlling stockholder of Atlas. Mr. Kanavos’ early career experience includes a position at Chase Manhattan Bank, where he negotiated, structured and closed over $1 billion in loans.  The Board of Directors selected Mr. Kanavos to serve as a director because it believes his real estate development expertise will benefit the Company.

Gary A. McHenry has served as Chief Financial Officer since January 21, 2011.  Mr. McHenry served as the Company’s Property Subsidiary’s (and its predecessors’) Controller since 2007 and as Principal Accounting Officer since July 2009. In connection with the Chapter 11 Bankruptcy Proceeding of the Company's Las Vegas Property Subsidiary, Mr. McHenry served as Vice President of the Company's Las Vegas Property Subsidiary. Mr. McHenry is a CPA and has over 10 years’ financial experience in the real estate, manufacturing and communications industries.

Mitchell J. Nelson has served as Executive Vice President, General Counsel and Secretary since December 31, 2007. On February 11, 2011, Mr. Nelson was appointed as a director and Executive Vice President and General Counsel of Function (x) Inc. In connection with the Chapter 11 Bankruptcy Proceeding of the Company's Las Vegas Property Subsidiary, Mr. Nelson served as President of the Company's Las Vegas Property Subsidiary. Mr. Nelson has served as Senior Vice President of Corporate Affairs for Flag Luxury Properties, LLC since February, 2003. He is a minority stockholder of Atlas, and served as its President until December 2008. He has served as counsel to various law firms since 1994. Prior to that, he was a senior real estate partner at the law firm of Wien, Malkin & Bettex, with supervisory responsibility for various commercial properties. Mr. Nelson was a director of The Merchants Bank of New York and its holding company until its merger with, and remains on the Advisory Board of, Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City.

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

Non-Voting Designated Preferred Stock Director

Under the terms of the Non-Voting Designated Preferred Stock, the holder of the Non-Voting Designated Preferred Stock is entitled to appoint a member our Board so long as it continues to beneficially own at least 20% of the 6,611,998 shares of our common stock that it acquired through (1) the distribution of our common stock by CKX, Inc. to its stockholders, (2) the exercise of rights in our rights offering completed in 2008, and (3) the purchase of shares that were not subscribed for in the rights offering pursuant to its investment agreement with us. Under the terms of the Non-Voting Designated Preferred Stock as specified in the Certificate of Designation, on May 14, 2008, the holder of the Non-Voting Designated Preferred Stock selected Bryan Bloom as its designee to serve on the Company’s Board. At the written request of the holder of the Non-Voting Designated Preferred Stock, its director designee shall be appointed by the Board to serve on each committee of the Board to the extent permissible under the applicable rules and regulations of the Securities and Exchange Commission or The NASDAQ Global Market, or applicable law. In accordance with the terms of the Non-Voting Designated Preferred Stock, Mr. Bloom (or any successor designated by the holder) has the right, subject to any restrictions of The NASDAQ Global Market or the Securities and Exchange Commission, or applicable law, to be a member of, and the chairman of, any committee of the Board formed for the purpose of reviewing any “related party transaction” that is required to be disclosed pursuant to Section 404 of the Sarbanes Oxley Act of 2002 or any successor rule or regulation or any transaction, contract, agreement, understanding, loan, advance or guarantee with, or for the benefit of, any of the Company’s directors, officers or affiliates, including any such committee that may be formed pursuant to the applicable rules and regulations of the Securities and Exchange Commission or The NASDAQ Global Market. However, if Mr. Bloom (or any successor designated by the holder) would not be deemed independent or disinterested with respect to a related party transaction and therefore would not satisfy The NASDAQ Global Market or other applicable requirements for serving on the special committee formed with respect thereto, Mr. Bloom (or any successor designated by the holder) will not serve on the relevant special committee but will have the right to attend meetings of such special committee as an observer, subject to any restrictions of The NASDAQ Global Market or applicable law. Furthermore, in the event that the attendance at any meetings of any such special committee would raise confidentiality issues as between the parties to the transaction that, in the reasonable opinion of counsel to the relevant special committee, cannot be resolved by a confidentiality agreement, Mr. Bloom (or any successor designated by the holder) shall be required to recuse himself from such meetings.  Mr. Bloom’s designation as director was withdrawn on April 8, 2010. Reference is made to “Item 3. Legal Proceedings” of this report for a description of the stockholder litigation pending against, among others, the Company, filed by Huff, the holder of the Non-Voting Designated Preferred Stock.

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

To our knowledge, based solely on information furnished to us and contained in Section 16 reports filed with the Securities and Exchange Commission, as well as any written representations that no other reports were required, we believe that during 2011, all required Section 16 reports of our directors and executive officers and persons who own more than 10% of our outstanding common stock were timely filed, except that Messrs. Sillerman and Kanavos, executive officers of our company, and Brett Torino, a greater than 10% stockholder of our company, filed Statements of Changes in Beneficial Ownerships on Form 4 reports one day late on March 11, 2011 and Messrs. Kanavos and Torino filed Statements of Changes in Beneficial Ownership on Form 4 reports two days late on September 22, 2011.

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

The following chart sets forth the membership of each board committee as of March 27, 2012.

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

ITEM 11.   EXECUTIVE COMPENSATION

2011 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2011 and December 31, 2010 by our Chief Executive Officer and the two other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2011. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($) (1)		All Other Compensation		Total

Robert F.X. Sillerman	2011	---			----		---	$	---	$	---
Chairman and Chief Executive Officer	2010	51,000	(1)		---		---		---		51,000

Paul Kanavos	2011	$200,000	(2)	$		$	---	$			$200,000
President	2010	---	(2)

Mitchell Nelson	2011	265,000	(2)				---	$			$265,000
General Counsel	2010	160,000	(2)	$							160,000

(1)
Mr. Sillerman does not receive a base salary under the terms of his employment agreement. $51,000 represents discharge of an obligation to the Company owed by Mr. Sillerman and is treated as compensation to him (see note 12 to our consolidated financial statements included elsewhere in this report).

(2)
In connection with the modification of Mr. Kanavos’ employment agreement in June 2009,  he is entitled to a retention bonus of $95,000, which has not been paid as of March 27, 2012. As of December 31, 2011, Mr. Kanavos’ accrued but unpaid salary was $494,575 for 2011 and $661,500 for 2010 as well as $425,000 for 2009.  As of December 31, 2011, Mr. Nelson’s accrued but unpaid salary was $89,523 for 2011 and $418,813 for 2010 as well as $326,250 for 2009.

Outstanding Equity Awards at December 31, 2011

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options ($)	Option Exercise Price ($)	Option Expiration

Robert F.X. Sillerman	250,000	(1)			5.00	5/19/18
	50,000	(1)	200,000		6.00	5/19/18

Paul Kanavos	100,000	(1)			5.00	5/19/18
	20.000	(1)	80,000		6.00	5/19/18

Mitchell Nelson	100,000	(1)			5.00	5/19/18
	20,000	(1)	80,000		6.00	5/19/18
___________________
(1)
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

Potential Payments upon Termination without Cause or Change-in-Control

The following disclosure is for our Chief Executive Officer, Mr. Sillerman.

Upon a (i) termination by our Company without “cause,” (ii) a “constructive termination without cause,” or (iii) a “change in control,” the employment agreement for Mr. Sillerman provides for the following benefits: (a) a payment in the amount of $3,000,000, (b) continued eligibility to participate in any benefit plans of our Company for the lesser of (x) three years, and (y) the remaining portion of the employment term following termination, plus (iii) (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. However, in the event that any amount payable to Mr. Sillerman upon a “change of control” would be nondeductible by the Company under the rules set forth in Section 280G of the Internal Revenue Code of 1986, then the amount payable to Mr. Sillerman shall be reduced to the maximum amount that would be payable but which would remain deductible under Section 280G of the IRC. If a change of control were to occur as of December 31, 2011, Mr. Sillerman would receive $3,070,524.

Name	Salary	Bonus	Health/Insurance Benefits	Total
Robert F.X. Sillerman	$0	$3,000,000	$70,524	$3,070,524

Potential Payments upon Death or Disability

The following disclosure is for our continuing named executive officers, Messrs. Sillerman, Kanavos and Nelson.

The employment agreements of each of Messrs. Kanavos and Nelson provide for the following benefits in the event of their death: (a) all earned but unpaid Base Salary at the time of the Executive’s death; the full costs relating to the continuation of any group health, medical, dental and life insurance program or plan provided through the Employer for a period of ninety (90) days after the termination of Employment; and all reimbursable business expenses incurred by the Executive through time of his death.  The approximate amount that would be due to the estates of Messrs. Kanavos and Nelson in the event of their death as of December 31, 2011 would be $1,788,075 and $991,586, respectively, because of accrued but unpaid Base Salary owed to Messrs. Kanavos and Nelson.

The employment agreement for Mr. Sillerman provides for the following benefits in the event of his death: (a) a payment in the amount of $3,000,000 plus (b) the full costs of the continuation of any group health, dental and life insurance program through which coverage was provided to any dependent of the executive officer prior to his death, for three years following the executive officer’s death and (c) accelerated vesting of any stock options, restricted stock or other equity based instruments previously issued to the executive officer. The approximate amount that would be due to the estate of Mr. Sillerman in the event of his death as of December 31, 2011 would be $3,000,000 (as of now, Mr. Sillerman receives no benefits under (b) above).

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

For 2011, non-employee directors accrued an annual fee of $80,000 plus $1,000 for attendance at each meeting of our board of directors and $750 for attending each meeting of a committee of which he is a member. The chairperson of the Audit Committee received an additional annual fee of $20,000 and each of the other members of the Audit Committee received an additional fee of $10,000 for serving on the Audit Committee.  The chairpersons of each other committee received an additional annual fee of $10,000 and each of the other members of such committees received an additional annual fee of $5,000. All fees described above are payable half in cash and half in equity awards or options under the Company’s 2007 Long-Term Incentive Compensation Plan, though each non-employee director will have the option to elect, on an annual basis, to receive 100% of his compensation in equity awards or stock options.

The Company pays non-employee directors on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate or options therefor on the date granted.  During 2011 (as well as 2010), fees earned were not paid.

The total compensation received by our non-employee directors during fiscal year 2011 is shown in the following table (1):

	Fees	Option
	Accrued	Awards	Total
Name	($)(1)	($)(2)	($)
Michael Meyer	$118,000		$118,000
John Miller	$108,000		$108,000
Harvey Silverman	$105,000		$105,000
Robert Sudack	$90,000		$90,000

(1)
For 2011 (as well as 2012), fee have been accrued and not paid due to Company's cash position. Directors are entitled to be paid half in cash and halfequity, unless they elect to receive a greater percentage of their compensation in equity.  The manner and timing of satisfying this obligation is under consideration and may be satisfied using cash, equity, or any combination thereof.

(2)
The amounts shown represent the aggregate grant date fair value of stock options computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 "Compensation-Stock Compensation" (“FASB ASC Topic 718”).  The value ultimately realized by the director upon the actual exercise of the stock options may or may not be equal to the FASB ASC Topic 718 computed value.  The discussion of the assumptions used for purposes of the valuation of the stock options appears in note 9 of our consolidated financial statements included elsewhere herein.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during the past fiscal year an officer or employee of us, was formerly an officer of us or any of our subsidiaries or has an immediate family member that was an officer or employee of us or had any relationship requiring disclosure under Item 13. Certain Relationships, Related Transactions, and Director Independence ” of this report.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans, our 2007 Executive Equity Incentive Plan and our 2007 Long-Term Incentive Compensation Plan.  For a description of our 2007 Executive Equity Incentive Plan and 2007 Long-Term Incentive Compensation Plan, see note 9 to our audited consolidated financial statements included elsewhere in this report.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(#)	($)	(#)

Equity compensation plans approved by security holders	5,563,350	3.12	9,936,650

Equity compensation plans not approved by security holders	-	-	-

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 27, 2012 by:

•	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock,
•	each of our named executive officers;
•	each of our directors; and
•	all of our directors and executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to common stock purchase warrants or stock options held by that person that are exercisable as of March 27, 2012 or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

As of March 27, 2012, there were 65,076,161 shares of the registrant’s common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock
Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)	29,565,806	39.0%
PaulC. Kanavos (3) (6)	35,622,781	46.4%
Brett Torino (4) (6)	25,408,544	32.7%
The Huff Alternative Fund, L.P. (5)	9,864,543	14.7%

Directors and Named Executive Officers (not otherwise included above):
Gary McHenry	0	*
Michael J. Meyer (7)	481,306	*
John D. Miller (8)	384,722	*
Mitchell J. Nelson (9)	255,571	*
Harvey Silverman (10)	4,369,229	6.5%
Robert Sudack (11)	485,067	1.3
All directors and executive officers as a group (8 individuals) (12)	66,060,525	71.9%

*      Represents less than 1%.

(1)  Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o Circle Entertainment Inc., 650 Madison Avenue, New York, New York 10022, telephone (212) 796-8177.

(2)  Sillerman beneficially owns (i) directly 12,605,756 shares of Common Stock (consisting of: (A) 8,850,263 shares of Common Stock owned by Sillerman; (B) 250,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable at $5.00 per share; (C) 150,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable or exercisable within 60 days of March 27, 2012 at $6.00 per share; (D) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.2919 per share; (E) 888,011 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.3041 per share; (F) 411,984 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.2403 per share); and (ii) indirectly 16,960,050 shares of Common Stock (consisting of:  (A) 4,423,264 shares of Common Stock owned of record by Laura Baudo Sillerman, Sillerman’s spouse; (B) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.08 per share; (C) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per shares; (D) 362,637 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.273 per share; (E) 618,557 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.291 per share; (F) 572,410 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2621 per share; (G) 505,575 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2018 per share; (H) 625,390 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2399 per share; (I) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2634 per share; (J) 43,250 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.5778 per share; and (K) 5,501,611 shares of Common Stock owned of record by Atlas). Excludes shares issuable upon conversion of Series A Convertible Preferred Shares and Series B Convertible Preferred Shares, as follows: (A) 856,531 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman and his spouse, as joint tenants, that are convertible at $0.2335 per share; (B) 369,913 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman and his spouse that are convertible at $0.2433 per share; (C) 151,099 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2184 per share; (D) 257,732 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2328 per share; (E) 238,435 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2097 per share; (F) 210,630 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1614 per share; (G) 260,552 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1919 per share; (H) 560,600 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2107 per share; and (I) 18,023 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.4622 per share.

(3)  Kanavos beneficially owns (i) directly 24,147,055 shares of Common Stock (consisting of: (A) 354,254 shares of Common Stock owned of record by Kanavos; (B) 11,619,273 shares of Common Stock owned of record by Kanavos and his spouse, Dayssi Olarte de Kanavos, as joint tenants; (C) 500,000 shares of Common Stock owned of record by the Paul C. Kanavos 2008 GRAT; (D) 1,142,860 shares of Common Stock issuable upon the exercise of presently exercisable warrants held by Kanavos and his spouse, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; (E) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable at $5.00 per share; (F) 60,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable or exercisable within 60 days of March 27, 2012 at $6.00 per share; (G) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.08 per share; (H) 362,637 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.273 per share; (I) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per share; (J) 572,410 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2621 per share; (K) 411,984 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2403 per share; (L) 505,575 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2018 per share; (M) 625,390 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2399 per share; (Q) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2634 per share) and (Q) 43,250 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.5778 per share; and (ii) indirectly 16,558,481 shares of Common stock (consisting of: (A) 5,556,870 shares of Common Stock held by the Kanavos Dynasty Trust 2011, a trust formed by Kanavos for the benefit of his spouse and children (“KDT”); (B) 362,637 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.273 per share; (C) 618,557 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.291 per share; (D) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.2919 per share; (E) 888,011 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.3041 per share; (F) 436,345 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.2621 per share; and (G) 5,501,611 shares of Common Stock (consisting of the shares of Common Stock owned of record by Atlas). Kanavos’ beneficial ownership excludes 500,000 shares of Common Stock owned of record by his spouse’s GRAT, the Dayssi Olarte de Kanavos 2008 GRAT. Excludes shares issuable upon conversion of Series A Convertible Preferred Shares and Series B Convertible Preferred Shares, as follows: (A) 151,099 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2184 per share; (B) 257,732 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2328 per share; (C) 856,531 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2335 per share; (D) 369,913 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2433 per share; (E) 238,435 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2097 per share; (F) 210,630 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.1614 per share; (G) 260,552 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.1919 per share; (H) 560,600 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.2107 per share; and (I) 18,023 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.4622 per share.

(4)  Torino beneficially owns (i) directly 176,238 shares of Common Stock (consisting of 176,238 shares of Common Stock owned of record by Torino) and (ii) indirectly 25,232,306 shares of Common Stock (consisting of:  (A) 7,240,419 shares of Common Stock owned of record by TTERB; (B) 2,142,858 shares of Common Stock issuable upon the exercise of presently exercisable warrants held by TTERB, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; (C) 390,626 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.08 per share; (D) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by TTERB, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per share; (E) 362,637 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.273 per share; (F) 618,557 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.291 per share; (G) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2919 per share; (H) 888,011 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.3041 per share; (I) 572,410 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2621 per share; (J) 411,984 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2403 per share; (K) 505,575 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2018 per share; (L) 625,390 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2399 per share; (M) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2634 per share; (N) 43,250 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.5778 per share; and (O) 5,501,611 shares of Common Stock owned of record by Atlas).  Excludes shares issuable upon conversion of Series A Convertible Preferred Shares, as follows: (A) 151,099 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2184 per share; (B) 257,732 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2328 per share; (C) 856,531 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2335 per share; (D) 369,913 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2433 per share; (E) 238,435 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2097 per share; (F) 210,630 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.1614 per share; (G) 260,552 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.1919 per share; (H) 560,600 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.2107 per share; and (I) 18,023 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.4622 per share.

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

(9)   Includes (i) 95,571 shares of Common Stock held by LMN 134 Family Company, LLC, a family company of which Mr. Nelson is manager; (ii) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Nelson that are presently exercisable at $5.00 per share; and (iii) 60,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Nelson that are presently exercisable or exercisable within 60 days of March 27, 2012 at $6.00 per share

(10)  Includes: (i) 1,384,119 shares of common stock owned of record by Mr. Silverman; (ii) 478,612 shares of common stock owned of record by Silverman Partners, L.P., of which Mr. Silverman is the sole general partner; (iii) 48,897 shares of common stock issuable upon the exercise of stock options held by Mr. Silverman that are presently exercisable, 25,641 shares at $5.00 per share and 23,256 shares at $6.00 per share; (iv) 571,430 shares of common stock underlying presently exercisable warrants owned of record by Silverman Partners, L.P (these warrants are exercisable at prices of $4.50 per share for 285,715 of the underlying shares and $5.50 per share for 285,715 of the underlying shares); (v) 1,430,615 shares of Common Stock issuable upon the exercise of warrants held by Mr. Silverman that are presently exercisable at $0.2097 per share; and (v) 455,556 shares of Common Stock issuable upon the exercise of stock options held by Silverman that are presently exercisable at $0.18 per share. Excludes 595,948 shares issuable upon conversion of Series B Convertible Preferred Shares that are convertible at $0.1678 per share.

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

(12)  Includes an aggregate of 26,754,957 shares of common stock underlying presently exercisable warrants and options described above in notes 2, 3, 7, 8, 9, 10, and 11.

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

•
Function (x) Inc. and the Company entered into a shared services agreement as of February 15, 2011 relating to services to be performed by Mitchell J. Nelson as Executive Vice President and General Counsel of both companies to share employment and overhead-related expenses.  Function (x) Inc. is a publicly traded company controlled by Robert F.X. Sillerman.

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

The Company presents the report prepared as described above to the Audit Committee. Because the shared services arrangement with Flag constitutes an agreement with a related party, the allocation and reimbursements are reviewed and approved by the Audit Committee of the board of directors of the Company, which consists entirely of independent members of the board of directors. If the Audit Committee raises any questions or issues with respect to the report, the parties cause their duly authorized representatives to meet promptly to address such questions or issues in good faith and, if appropriate, prepare a revised report. If the report is approved by the Audit Committee, then the net payment due as shown in the report is promptly paid.

For the year ended December 31, 2011, Flag incurred and billed the Company $267,622.

BPS Shared Services Arrangement

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement runs until December 31, 2011, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties.  Payments under the agreements are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. For the year ended December 31, 2011, BPS incurred and billed the Company $0.3 million.

Function (x) Shared Services Arrangement

As of February 15, 2011, the Company entered into a shared services agreement with Function (x) Inc. (“Function (x)”), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Function (x).  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  Function (x) will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The audit committee of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company’s Audit Committee and a majority of the independent members of the Company’s Board of Directors have approved this shared services agreement.   For the year ended December 31, 2011, Function (x) incurred and billed the Company $0.2 million.

Private Equity and Debt Financings

During 2011 and to date in 2012, the Company sold certain of its equity securities in private placements to certain of its directors, executive officers and greater than 10% stockholders and their affiliates and received unsecured demand loans from certain of these persons as described under “Item 1. Business—2011 and 2012 Private Equity and Debt Financings.” These private placements and unsecured demand loans were approved by a majority of the Company’s disinterested directors, to the extent applicable.

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

Messrs.  Meyer, Miller, Silverman and Sudack, whose biographical information is included above under the heading “Item 10. Directors, Executive Officers and Corporate Governance” have been appointed to our Board as independent directors and qualify as such under the applicable rules of The NASDAQ Global Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the aggregate fees for services provided by L.L. Bradford & Company, LLC  to the Company and its subsidiaries with respect to the years ended December 31, 2011 and December 31, 2010:

	2011	2010

Audit Fees(1)	94,000	222,500
Audit-Related Fees
Tax Fees
All Other Fees

Total	94,000	222,500

(1)
For 2011 and 2010, audit fees were for the quarterly reviews of the Form 10-Q reports for the quarters ended March 31, June 30, and September 30, 2011 and 2010 and for audit services, including (i) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on the Company's consolidated financial statements and (ii) consultation with management as to the accounting or disclosure treatment of transactions or events. For 2010, audit fees also related to services rendered in connection with the Company filing its amended Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The following table sets forth the aggregate fees for services provided by Ernst & Young LLP to the Company and its subsidiaries with respect to the years ended December 31, 2011 and 2010:

	2011	2010

Audit Fees(1)	—	7,050
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees

Total	—	7,050

(1)      Ernst & Young LLP was dismissed as the Company’s independent registered public accounting firm on November 2, 2009.  For 2010, audit fees related to services rendered in connection with the Company filing its amended Annual Report on Form 10-K for the fiscal year ended December 31 2009.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Documents filed as part of this Report:

(1) Financial Statements

See Table of Contents to Financial Statements at page 33.

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2011 and December 31, 2010.

Financial Statement Schedule

SCHEDULE II

Circle Entertainment Inc.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(DOLLARS IN THOUSANDS)

Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs And Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
For The Year Ended December 31, 2011
Allowance for doubtful accounts	$—	—	—	—	—
Deferred taxes valuation allowance	—	—	—		—
Total	$—	—	—	—	$—

For The Year Ended December 31, 2010
Allowance for doubtful accounts	$162	—	—	(162)	—
Deferred taxes valuation allowance	192,709	—	—	(192,709)	—

Total	$192,871				$—

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Certificate of Designation of Non-Voting Preferred Stock of the registrant (5)

3.3	Certificate of Designation of Series A Convertible Preferred Stock of the registrant (16)

3.4	Certificate of Designation of Series B Convertible Preferred Stock of the registrant (19)

3.5	Certificate of Ownership and Merger of the registrant (22)

3.6	Amended and Restated By-Laws of the registrant (4)

4.1	Certificate of Designation of Non-Voting Preferred Stock of the registrant (5)

4.2	Certificate of Designation of Series A Convertible Preferred Stock of the registrant (16)

4.3	Certificate of Designation of Series B Convertible Preferred Stock of the registrant (19)

10.1	Employment Agreement between the registrant and Mitchell J. Nelson, dated as of December 31, 2007 (3)

10.2	Employment Agreement between the registrant and Paul C. Kanavos, dated as of December 31, 2007 (3)

Exhibit Number	Description
10.3	Employment Agreement by and between the registrant and Robert F.X. Sillerman, dated as of January 7, 2008 (2)

10.4	2007 Long-Term Incentive Compensation Plan (4)

10.5	2007 Executive Equity Incentive Plan (4)

10.6	Registration Rights Agreement, dated as of May 13, 2008, by and between FX Real Estate and Entertainment Inc. and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (6)

10.7	Form of Subscription Agreement (7)

10.8	Form of $4.50 Warrant (7)

10.9	Form of $5.50 Warrant (7)

10.10	Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Long-Term Incentive Compensation Plan (8)

10.11	Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Executive Equity Incentive Plan (8)

10.12	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Paul C. Kanavos (9)

10.13	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Mitchell J. Nelson (9)

10.14	Form of Subscription Agreement (10)

10.15	Form of Warrant (10)

10.16
Lock Up and Plan Support Agreement dated as of October 27, 2009 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, FX Luxury Las Vegas I, LLC, FX Luxury Las Vegas II, LLC, LIRA Property Owner, LLC and LIRA LLC (11)

10.17
 Lock Up and Plan Support Agreement dated as of December 18, 2009 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, Five Mile Capital Pooling International LLC, Spectrum Investment Partners LP, Transamerica Life Insurance Company, NexBank, SSB, FX Luxury Las Vegas I, LLC and LIRA LLC (12)

10.18
Standstill Agreement dated as of December 18, 2009 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, FX Luxury Las Vegas I, LLC, LIRA Property Owner, LLC and LIRA LLC (12)

10.19
First Amendment to the Fourth Amended and Restated Limited Liability Company Operating Agreement, dated as of March 3, 2008, of FX Luxury Realty, LLC, effective as of December 24, 2009, by and among FX Luxury, LLC, Flag Luxury Properties, LLC, Circle Entertainment Inc. and FXL, Inc. and FXL Priority Corp. (17)

10.20
First Amendment to Lock Up and Plan Support Agreement dated as of January 22, 2010 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, Five Mile Capital Pooling International LLC, Spectrum Investment Partners LP, Transamerica Life Insurance Company, NexBank, SSB, FX Luxury Las Vegas I, LLC and LIRA LLC (13)

10.21
Second Amendment to Lock Up and Plan Support Agreement dated as of February 3, 2010 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, Five Mile Capital Pooling International LLC, Spectrum Investment Partners LP, Transamerica Life Insurance Company, NexBank, SSB, FX Luxury Las Vegas I, LLC and LIRA LLC (14)

10.22	Form of Subscription Agreement (15)

10.23	Form of Warrant (15)

10.24
First Amendment to Lock Up and Plan Support Agreement dated as of April 16, 2010 by and among Ladesbank Baden-Württemberg, Münchener Hypothekenbank EG, Deutsche Hypothekenbank (Actien-Gesellschaft), Great Lakes Reinsurance (UK) PLC, FX Luxury Las Vegas I, LLC, FX Luxury Las Vegas II, LLC, LIRA Property Owner, LLC and LIRA LLC (18)

10.25	Shared Services Agreement dated as of October 1, 2010 by and between BPS Parent, LLC and the registrant (25)

10.26	Form of Subscription Agreement (19)

10.27	Form of Warrant (19)

10.28	Exclusive License Agreement entered into September 10, 2010 by and among William J. Kitchen, US ThrillRides, LLC and Circle Entertainment SV-I, LLC (20)

10.29	Development Agreement dated and effective as of September 10, 2010 by and among Circle Entertainment SV-I, LLC and US ThrillRides, LLC and William J. Kitchen (as to certain provisions thereof) (20)

10.30	Form of Warrant issued to William J. Kitchen and his designees (20)

10.31	Transaction Agreement by and between Circle Entertainment Property-Orlando, LLC and The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (23)

10.32	Form of Promissory Note (24)

10.33†	Shared Services Agreement dated as of February 15, 2011 by and between Function (x) Inc. and the registrant

14.1	Code of Ethics (4)

21.1†	List of Subsidiaries

23.1†	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)

31.1†	Certification of Principal Executive Officer.

31.2†	Certification of Principal Accounting Officer

32.1†	Section 1350 Certification of Principal Executive Officer

32.2†	Section 1350 Certification of Principal Accounting Officer

99.1	Third Amended Chapter 11 Plan of Reorganization dated October 12, 2010 of FX Luxury Las Vegas I, LLC (21)

_______________
†	Filed herewith

(1)	Incorporated by reference to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on December 6, 2007.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 9, 2008.

(3)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on February 4, 2008

(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 31, 2008

(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 17, 2008

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 29, 2008

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated June 23, 2009

(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 9, 2009

(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated October 30, 2009

(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated December 23, 2009

(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 22, 2010

(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 3, 2010

(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 11, 2010

(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 5, 2010

(17)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009

(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated April 16, 2010

(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated August 18, 2010

(20)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 10, 2010

(21)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated November 8, 2010

(22)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 11, 2011

(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 28, 2011

(24)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 3, 2011

(25)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 is listed in exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.10, 10.11, 10.12 and 10.13.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Circle Entertainment Inc.

By:	/s/ ROBERT F.X. SILLERMAN	March 28, 2012
Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT F.X. SILLERMAN	March 28, 2012
Robert F.X. Sillerman, Chairman of the Board

By:	/s/ GARY MCHENRY	March 28, 2012
Gary McHenry, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ PAUL C. KANAVOS	March 28, 2012
Paul C. Kanavos, Director

By:	/s/ MICHAEL MEYER	March 28, 2012
Michael Meyer, Director

By:	/s/ HARVEY SILVERMAN	March 28, 2012
Harvey Silverman, Director

By:	/s/ ROBERT SUDACK	March 28, 2012
Robert Sudack, Director

By:	/s/ JOHN MILLER	March 28, 2012
John Miller, Director

 INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

10.33	Shared Services Agreement dated as of February 15, 2011 by and between Function (x) Inc. and the registrant
21.1	List of Subsidiaries
23.1	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer