Form 10-Q
period 2012-06-30
Circle Entertainment, Inc.
filed 2012-08-03
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 65,076,161 shares of the registrant’s common stock outstanding.

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

We have been pursuing the development and commercialization of our new location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing.  We do not currently generate any revenues from this new line of business.  We have no long-term financing in place or commitments for such financing to develop and commercialize our new location-based entertainment line of business. Certain of our directors, officers and greater than 10% stockholders have been financing substantially all of our short-term liquidity requirements since 2010, and there is no assurance they will continue to do so.

We are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow and cash on hand as of August 3, 2012 is not sufficient to fund our short-term liquidity requirements, including our ordinary course obligations as they come due.  Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new location-based entertainment line of business. Investors should read all of the information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011  in order to better understand the financial condition of, and risks of investing in, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2012	December 31,
	Unaudited	2011
ASSETS
Current assets:
Cash and cash equivalents	$215	$577

Prepaid expenses and other current assets	130	98

Total current assets	345	675
Investment in real estate:
Furniture, fixtures and equipment	20	18
Capitalized development costs	4,799	3,977
Less: accumulated depreciation	(13)	(11)

Net investment in real estate	4,806	3,984
Other assets, net	1,855	1,545

Total assets	$7,006	$6,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$6,321	$4,701
Due to related parties	582	329
Other current liabilities	---	---
Loans payable to related parties	9,600	7,050
Total current liabilities	16,503	12,080
Other long-term liabilities	---	---

Total liabilities	16,503	12,080
Commitments and contingencies	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share of Non-Voting Designated Preferred Stock issued and outstanding at June 30, 2012 and December 31, 2011, respectively, 1,500 shares of Series A Convertible Preferred Stock issued and outstanding at June 30, 2012 and December 31, 2011, respectively, and 2,500 shares of Series B Convertible Preferred Stock issued and outstanding at June 30, 2012 and December 31, 2011, respectively

Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,161 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	651	651
Additional paid-in-capital	90,939	90,939
Accumulated deficit	(101,087)	(97,466)

Total stockholders’ deficit	(9,497)	(5,876)

Total liabilities and stockholders’ deficit	$7,006	$6,204

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2012	June 30, 2011

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	984	919
Depreciation and amortization	1	2
Real estate taxes	61	38

Total operating expenses	1,046	959

Loss from operations	(1,046)	(959)
Interest income	---	---
Interest expense	(263)	(69)
Settlement expense	(950)	---

Net loss	(2,259)	(1,028)
Basic and diluted loss per share	$(0.03)	$(0.02)
Basic and diluted average number of common shares outstanding	65,076,161	65,076,161

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	1,918	2,531
Depreciation and amortization	2	9
Real estate taxes	246	166

Total operating expenses	2,166	2,706

Loss from operations	(2,166)	(2,706)
Interest income	---	---
Interest expense	(505)	(90)
Settlement expense	(950)	---

Net loss	(3,621)	(2,796)
Basic and diluted loss per share	$(0.06)	$(0.04)
Basic and diluted average number of common shares outstanding	65,076,161	65,076,161

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc
(F/K/A FX Real Estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(3,621)	$(2,796)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2	9
Changes in operating assets and liabilities:
Receivables	---	---
Other current and non-current assets	(342)	(517)
Accounts payable and accrued expenses	1,620	1,667

Due to related parties	253	24

Net cash (used in) operating activities	(2,088)	(1,613)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(10)
Capitalized development costs	(822)	(994)

Net cash (used in) provided by investing activities	(824)	(1,004)

Cash flows from financing activities:
Proceeds from private placement of stock units	---	415
Proceeds from loans payable to related parties	2,550	2,000

Net cash provided by financing activities	2,550	2,415

Net (decrease) / increase in cash and equivalents	(362)	(202)
Cash and cash equivalents — beginning of period	577	372

Cash and cash equivalents — end of period	$215	$170

Supplemental cash flow data:
Cash paid for interest	$126	$90

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc. )
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 reflect the results of operations of Circle Entertainment Inc. (“Circle” or the “Company”), a Delaware corporation, and its consolidated subsidiaries.

On January 11, 2011, the Company changed its corporate name to “Circle Entertainment Inc.” from “FX Real Estate and Entertainment Inc.”

 The financial information in this report for the three and six months ended June 30, 2012 and 2011 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results for the full year.

The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2.	Business of the Company

The Company has been pursuing the development and commercialization of its new location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing.  The Company does not currently generate any revenues from this new line of business.  The Company has no long-term financing in place or commitments for such financing to develop and commercialize its new location-based entertainment line of business.

On September 10, 2010, the Company, through its wholly-owned subsidiary, Circle Entertainment SV-I, LLC, entered into an Exclusive  License Agreement (the “License Agreement”) with William J. Kitchen ("Kitchen") and US ThrillRides, LLC (Kitchen’s wholly-owned corporate affiliate, ThrillRides" and together with Kitchen, the "ThrillRides Parties"), pursuant to which the ThrillRides Parties have granted a worldwide exclusive license to the Company to use and commercially exploit all of Kitchen’s patents, ThrillRides’ trademark and Kitchen’s other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance (collectively, the "SkyView Technology").  Concurrently with their entry into the License Agreement, the parties also entered into a related Development Agreement (the "Development Agreement") pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyView observation wheels on behalf of the Company.

A brief description of the terms and conditions of the License Agreement and the Development Agreement is set forth in note 13 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

On February 28, 2011, in furtherance of its new location-based entertainment line of business, the Company, through its  wholly-owned subsidiary Circle Entertainment Property-Orlando, LLC (the “Circle Subsidiary”), entered into a Transaction Agreement with The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC are collectively the “Whittall Parties”) to co-develop a project in Orlando, Florida on which the Company’s observation wheel will be placed beside retail, restaurant and bar and entertainment facilities.

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

Under the Transaction Agreement, the Circle Subsidiary will acquire a 65% interest in the ownership of two adjacent properties, the “OHI Parcel” of 10 acres and the “Square Parcel” of 18 acres (collectively, the “Property”), currently owned by certain of the Whittall Parties, and located on International Drive in Orlando, Florida.  The closing of the transaction, which was initially estimated to occur in the second half of 2011 and is currently estimated to occur in the second half of 2012, will be subject to the satisfaction of a number of conditions, including (a) the rearrangement of the existing first mortgage loans on the Property with CIBC (the “CIBC Loan”) to extend their existing maturity dates for five years and increase the principal balances thereof by approximately $11 million in the aggregate (the proceeds of which are to be used to improve the Property and for tenant installations); (b) acquiring good title to the Property; and (c) the new property owner entering into a 99-year lease for property upon which the Company’s observation wheel and a 25,000 square foot retail, service and maintenance building will be located.  The Circle Subsidiary is responsible for funding certain obligations between execution of the Transaction Agreement and the closing as follows:  (a) $65,000 for reimbursement of real estate tax escrow payments for November and December 2010; (b) approximately $20,000 per month for real estate tax obligations after December 2010; (c) $50,000, representing approximately 65% of the monthly interest payments required (prepayment of a portion may be required to maintain CIBC interest reserves); (d) up to $45,000 per month for architectural and engineering services relating to the site design; and (e) 65% of ongoing property expenses, estimated at $2,000 per month.  The Whittall Parties will be responsible for funding 35% of the obligations specified in clauses (b)-(e) in the previous sentence.  The Property will be developed in two phases, each constituting approximately 102,000 square feet.  The closing of the CIBC Loan will be contingent on pre-leasing of approximately 102,000 square feet at the Property, of which the Company’s observation wheel will be approximately 25,000 square feet.   As part of the closing, the Circle Subsidiary will be required to fund $5 million in the aggregate towards the development of the Property (but amounts advanced as set forth above will be offset against the funding required at closing.).  In addition to the required equity contributions, under the terms of the CIBC Loan, the Company will be responsible for building and installing the observation wheel and terminal building at an approximate cost of $50 million and will need to arrange the financing necessary to do so.   The Company does not currently have any financing commitments in place.

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

The Company has been pursuing the development and commercialization of its new location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing.  The Company does not currently generate any revenues from this new line of business.  The Company has no long-term financing in place or commitments for such financing to develop and commercialize its new location-based entertainment line of business. Certain of the Company’s directors, officers and greater than 10% stockholders have been financing substantially all of its short-term liquidity requirements since 2010, and there is no assurance they will continue to do so.

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

Significant Accounting Policies

During the three months ended June 30, 2012, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly periods ended June 30, 2012 and 2011, or which are expected to impact future periods, which were not previously disclosed in prior periods.

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

Earnings/(loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share . Basic earnings/(loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings/(loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the six months ended June 30, 2012 and 2011, 5,563,350 and  5,563,350 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

On June 7 through June 11, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $450,000, bearing interest at the rate of 6% per annum.

The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes.  Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

7.	Share-Based Payments

 Compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses is being recognized ratably over the vesting periods of the grants and was $0.0 million and $0.0 million for the three and six months ended June 30, 2012 and 2011, respectively.

8.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three and six months ended June 30, 2012 and 2011, respectively, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2012.

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

On July 12, 2012, the parties entered into a Stipulation and Settlement Agreement to settle the derivative lawsuit.  Reference is made to note 11 (Settlement of Litigation) below for further information regarding this settlement.

Preferred Dividends in Arrears

As of June 30, 2012, there were total dividend arrearages on the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of approximately $269,961.86 and $333,607.72, respectively. These dividend arrearages constitute $179.97 and $133.44 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively

10.	Related Party Transactions

Shared Services Agreement and Arrangement

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the three and six months ended June 30, 2012, Flag incurred and billed the Company $0.1 and $0.1 million, respectively. For the three and six months ended June 30, 2011, Flag incurred and billed the Company $0.1 and $0.1 million, respectively. The services provided for the three months ended June 30, 2012 and 2011 were approved by the Company’s audit committee. The services provided consisted primarily of support for accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s audit committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement initially ran until December 31, 2011 and was extended by the parties until December 31, 2012 subject to further extension or termination by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties).  Payments under the agreement are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.   For the three and six months ended June 30, 2012, BPS incurred and billed the Company less than $0.1 and $0.1 million, respectively. For the three and six months ended June 30, 2011, BPS incurred and billed the Company $0.1 and $0.1 million, respectively. Effective July 30, 2012, the BPS shared services agreement was terminated.

As of February 15, 2011, the Company entered into a shared services agreement with Viggle Inc. (formerly known as Function (x) Inc., “Viggle”), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Viggle. The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies. Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. For the three and six months ended June 30, 2012, Viggle incurred and billed the Company $0.1 and $0.1 million, respectively. For the three and six months ended June 30, 2011, Viggle incurred and billed the Company $0.0 and $0.1 million, respectively.

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

On June 7 through June 11, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $450,000, bearing interest at the rate of 6% per annum.

The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes.  Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

11.	Subsequent Events

Settlement of Litigation

As has been previously reported, on July 12, 2012, the Company, as a nominal defendant, the Company’s directors Harvey Silverman, Michael J. Meyer, John D. Miller, Robert Sudack, Paul C. Kanavos and Robert F.X. Sillerman, as defendants, Mitchell J. Nelson, an officer of the Company, as a defendant, Brett Torino, a stockholder and former officer of the Company, as a defendant, and certain entities owned and controlled by Messrs. Sillerman, Kanavos and Torino, as defendants, and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., stockholders of the Company, as plaintiffs (collectively, "Huff"), entered into a Stipulation and Settlement Agreement (the "Settlement Agreement") to settle the derivative lawsuit filed on April 28, 2010 by Huff on behalf of the Company in the Supreme Court of the State of New York, County of New York (Index No. 650338/2010E).

For additional information regarding the derivative lawsuit subject to the Settlement Agreement, see note 9 (Litigation) above.

The Settlement Agreement is subject to final approval by the Supreme Court of the State of New York, County of New York at a hearing to be scheduled by the Court.

Under the terms of the Settlement Agreement:

● The Company has agreed to elect to its board of directors an additional independent director, who shall also serve as a member of all committees of the board of directors. The Company is required to elect such additional independent director within sixty (60) days after the Effective Date (as such term is defined in the Settlement Agreement) and is not permitted to decrease the number of independent directors for a period of at least three (3) years from the Effective Date;

● The Company and the other defendants have agreed to pay the sum of $950,000 to Huff as payment for part of the costs and expenses (including attorneys’ fees) incurred by Huff in connection with the lawsuit and the results achieved in the lawsuit. Such payment is due and payable in full within fifteen (15) days of the Effective Date; and

● The Company and the other defendants and Huff have agreed to release the other (including their respective affiliates) from claims related to the lawsuit or any other lawsuit, provided that Huff has preserved certain claims against Mr. Torino and his affiliates (except the Company and the other defendants) .

The foregoing description of the Settlement Agreement is not complete and is qualified in its entirety by reference to the full text of the Settlement Agreement which is listed and incorporated by reference as Exhibit 10.1 to this report and is incorporated herein by reference.

2012 Unsecured Demand Loans

On July 20 through July 25, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $450,000, bearing interest at the rate of 6% per annum.  The Company intends to use the loan proceeds to fund working capital requirements and for general corporate purposes.  Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

License Fees

On July 24, 2012, the Company made an additional payment of $290,000 under the License Agreement to reimburse the Licensor for certain legal fees incurred in connection with the SkyView Technology.

FORWARD LOOKING STATEMENTS

 In addition to historical information, this Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report is filed with the Securities and Exchange Commission. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders.

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

Executive Summary

We have been pursuing the development and commercialization of our new location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing.  We have no long-term financing in place or commitments for such financing to develop and commercialize our new location-based entertainment line of business. Certain of our directors, officers and greater than 10% stockholders have been financing substantially all of our short-term liquidity requirements since 2010, and there is no assurance they will continue to do so.

We do not currently generate any revenues from this new line of business.  For a further discussion of this new line of business, including the License Agreement for the SkyView Technology and the Transaction Agreement for the Orlando, Florida project, refer to note 2 to our consolidated financial statements included elsewhere in this report.

We are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow, and cash on hand as of August 3, 2012 is not sufficient to fund our past due obligations and short-term liquidity needs, including our ordinary course obligations as they come due.  We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new line of business.

Consolidated Operating Results for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenue

No revenue was generated for the three months ended June 30, 2012 and 2011.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 and 2011 were approximately $1.0 million and $1.0 million, respectively.  Actual operating expenses, excluding depreciation, increased in the second quarter of 2012 as compared to the second quarter of 2011 by less than $0.1 million. This increase includes a increase of less than $0.1 million in selling, general and administrative expenses due to a decrease in salaries and wages of approximately $0.1 million, a decrease in legal fees of approximately $0.1 million, offset by an increase of approximately $0.1 in real estate taxes. Included in corporate overhead expenses for the three months ended June 30, 2012 is a charge of less than $0.1 million in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization decreased in the second quarter of 2012 as compared to the second quarter of 2011 by approximately $1,000 due primarily to the minimal investment in capitalized property and equipment.

Interest Expense

Interest expense, net, increased by approximately $0.2 million in the second quarter of 2012 as compared to the second quarter of 2011 due to the increase in debt service incurred on the Orlando property pursuant to the Transaction Agreement and an increase in the debt service on loans from related parties.

Settlement Expense

Under the Settlement Agreement (described in note 11 of the consolidated financial statements included elsewhere herein),  the Company and the other defendants in the pending shareholder derivate lawsuit have agreed to pay the sum of $950,000 to Huff as payment for part of the costs and expenses (including attorneys’ fees) incurred by Huff in connection with the lawsuit and the results achieved in the lawsuit.

Such payment is due and payable in full within fifteen (15) days of the effective date of the Settlement Agreement.  The Settlement Agreement is subject to final approval by the Supreme Court of the State of New York, County of New York at a hearing to be scheduled by the Court.

Income Taxes

For the three months ended June 30, 2012 and 2011, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Consolidated Operating Results for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue

No revenue was generated for the six months ended June 30, 2012 and 2011.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 were approximately $2.2 million compared to approximately $2.7 million for the same period last year. Actual operating expenses, excluding depreciation, decreased in the six months ended June 30, 2012 as compared to the same period last year by approximately $0.6 million. This decrease includes a decrease of approximately $0.6 million in selling, general and administrative expenses due to a decrease in salaries and wages of approximately $0.4 million, a decrease in legal fees of approximately $0.2 million offset by an increase of approximately $0.1 in real estate taxes. Included in corporate overhead expenses for the six months ended June 30, 2012 is a charge of less than $0.1 million in shared services charges provided by Flag and less than $0.1 million in shared services charges provided by BPS Partners pursuant to their arrangements with the Company.  The Company incurred shared services charges in approximately the same amounts with Flag and BPS Partners for the same period last year.

Depreciation and Amortization

Depreciation and amortization decreased in the six months ended June 30, 2012 as compared to the same period last year by approximately $7.0 thousand due primarily to the minimal investment in capitalized property and equipment.

Interest Expense

Interest expense, net, increased by approximately $0.4 million in the first six months of 2012 as compared to the first six months of 2011 due to the increase in debt service incurred on the Orlando property pursuant to the Transaction Agreement and an increase in the debt service on loans from related parties.

Settlement Expense

Under the Settlement Agreement (described in note 11 of the consolidated financial statements included elsewhere herein),  the Company and the other defendants in the pending shareholder derivate lawsuit have agreed to pay the sum of $950,000 to Huff as payment for part of the costs and expenses (including attorneys’ fees) incurred by Huff in connection with the lawsuit and the results achieved in the lawsuit.

Such payment is due and payable in full within fifteen (15) days of the effective date of the Settlement Agreement.  The Settlement Agreement is subject to final approval by the Supreme Court of the State of New York, County of New York at a hearing to be scheduled by the Court.

Income Taxes

For the six months ended June 30, 2012 and 2011, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Liquidity and Capital Resources

We have no current cash flow and cash on hand is not sufficient to fund our short-term liquidity needs during 2012, including the payment of executive salaries of approximately $0.9 million, advance royalty payments under the License Agreement for the SkyView Technology of approximately $0.6 million and payments under the Transaction Agreement for the Orlando, Florida project of approximately $5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. On July 24, 2012, the Company made an additional payment of $290,000 under the License Agreement to reimburse the Licensor for certain legal fees incurred in connection with the SkyView Technology.

We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new line of business.  We have no long-term financing in place or commitments for such financing to develop and commercialize our new location-based entertainment line of business.  As described below, certain of our directors, officers and greater than 10% stockholders have been financing all of our short-term liquidity requirements during 2012, and there is no assurance they will continue to do so.

During the three and six months ended June 30, 2012, we have funded our short-term capital requirements through borrowings under the following unsecured demand loans:

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

On June 7 through June 11, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $450,000, bearing interest at the rate of 6% per annum.

Because the foregoing demand loans involved certain of the Company’s directors, executive officers and greater than 10% stockholders, such demand loans were approved by a majority of the Company’s disinterested directors.

We intend to fund our new line of business and satisfy our liquidity requirements for the next twelve months through equity and/or debt financings.   There is no assurance we will be able to do so on terms acceptable to us or at all.

Cash Flow for the Six Months Ended June 30, 2012 and 2011

Operating Activities

Cash used in operating activities of approximately $2.1 million for the six months ended June 30, 2012 consisted primarily of the net loss for the period of approximately $3.6 million, which includes depreciation and amortization costs of less than $0.1 million and an increase in accounts payable of approximately $1.6 million offset by a decrease in other assets of approximately $0.3.  There was an increase in working capital levels during the quarter of less than $9.4 million for the six months ended June 30, 2012.

Investing Activities

Cash used in investing activities of approximately $0.8 million for the six months ended June 30, 2012 primarily reflects the addition to capitalized development costs.

Financing Activities

Cash provided by financing activities of approximately $2.6 million for the six months ended June 30, 2012 reflects proceeds from the unsecured demand loans from related parties.

Uses of Capital

At June 30, 2012, we had $9.6 million of principal amount of debt outstanding and approximately $0.2 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.

Capital Expenditures

Our business plan is to develop and use the SkyView Technology in a new location-based entertainment line of business. The Company intends to commercially exploit the SkyView Technology by owning and operating observation wheels through direct and indirect subsidiaries for its own account and selling, licensing, operating and maintaining observation wheels through direct and indirect subsidiaries for the account of third parties.   Complete development of our new location-based entertainment line of business will require significant capital and financing. Based on preliminary budgets, management estimates total construction costs of the current plan to be approximately $25 million (exclusive of land cost and related financing and other pre-opening costs) and estimates it will capitalize development costs of approximately $5 million during 2012. Although we expect that development of and construction of the observation wheels will require very substantial expenditures over a period of several years, it is too early in the planning stages of such project to accurately estimate the potential costs of such project.

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

As of June 30, 2012, there were total dividend arrearages on the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of approximately $269,961.86 and $333,607.72, respectively.  These dividend arrearages constitute $179.97 and $133.44 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively.

Inflation

Inflation is not expected to have an immediate impact on our new location-based entertainment line of business.

Application of Critical Accounting Policies

During the quarter ended June 30, 2012, there were no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

 Seasonality

We do not consider our business to be seasonal.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal financial  officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2012.  Based on this evaluation, the chief executive officer and principal financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

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

ITEM 6 .	EXHIBITS

The documents set forth below are filed herewith or incorporated by reference as indicated.

Exhibit Number	Description

10.1	Stipulation and Settlement Agreement dated July 12, 2012 (1)

31.1 †	Certification of Principal Executive Officer

31.2 †	Certification of Principal Financial Officer

32.1 †	Section 1350 Certification of Principal Executive Officer

32.2 †	Section 1350 Certification of Principal Financial Officer

 (1) Incorporated by reference from the Company’s Current Report on Form 8-K dated July 12, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Circle Entertainment Inc.

August 3, 2012	By:	/s/ Robert F.X. Sillerman
Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Gary McHenry
Gary McHenry Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer