Form 10-Q
period 2012-09-30
Circle Entertainment, Inc.
filed 2012-11-09
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 8, 2012, there were 65,076,161 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS [REFORMAT DOCUMENT, INSERT PAGE NUMBERS AND INSERT PAGE NUMBERS IN TABLE OF CONTENTS]

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

We are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow and cash on hand as of November 8, 2012 is not sufficient to fund our short-term liquidity requirements, including our ordinary course obligations as they come due.  Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new location-based entertainment line of business.   Investors should read all of the information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011  in order to better understand the financial condition of, and risks of investing in, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Circle Entertainment Inc.
   (F/K/A FX Real Estate and Entertainment Inc.)

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2012	December 31,
	Unaudited	2011
ASSETS
Current assets:
Cash and cash equivalents	$175	$577

Prepaid expenses and other current assets	64	98

Total current assets	239	675
Investment in real estate:
Furniture, fixtures and equipment	20	18
Capitalized development costs	2,847	3,977
Less: accumulated depreciation	(14)	(11)

Net investment in real estate	2,853	3,984
Other assets, net	2	1,545

Total assets	$3,094	$6,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$11,237	$4,701
Due to related parties	736	329
Other current liabilities	---	---
Loans payable to related parties	10,745	7,050
Total current liabilities	22,718	12,080
Other long-term liabilities	---	---

Total liabilities	22,718	12,080
Commitments and contingencies	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share of Non-Voting Designated Preferred Stock issued and outstanding at September 30, 2012 and December 31, 2011, respectively, 1,500 shares of Series A Convertible Preferred Stock issued and outstanding at September 30, 2012 and December 31, 2011, respectively, and 2,500 shares of Series B Convertible Preferred Stock issued and outstanding at September 30, 2012 and December 31, 2011, respectively
	---	---
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,161 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	651	651
Additional paid-in-capital	90,939	90,939
Accumulated deficit	(111,214)	(97,466)

Total stockholders’ deficit	(19,624)	(5,876)

Total liabilities and stockholders’ deficit	$3,094	$6,204

See accompanying notes to consolidated financial statements.

 Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	September 30, 2012	September 30, 2011

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	891	1,133
Depreciation and amortization	1	1
Real estate taxes	67	5
Write down of capitalized development costs	2,589	---
Write down of advanced royalty fees	1,375	---
Write down of capitalized license fees	922	---

Total operating expenses	5,845	1,139

Loss from operations	(5,845)	(1,139)
Interest income	---	---
Interest expense	(282)	(210)
Settlement expense	(4,000)	---

Net loss	$(10,127)	$(1,349)
Basic and diluted loss per share	$(0.16)	$(0.02)
Basic and diluted average number of common shares outstanding	65,076,161	65,127,139

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc.)

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	2,809	3,664
Depreciation and amortization	3	10
Real estate taxes	313	171
Write down of capitalized development costs	2,589	---
Write down of advanced royalty fees	1,375	---
Write down of capitalized license fees	922	---

Total operating expenses	8,011	3,845

Loss from operations	(8,011)	(3,845)
Interest income	---	---
Interest expense	(787)	(300)
Settlement expense	(4,950)	---
Net loss	$(13,748)	$(4,145)
Basic and diluted loss per share	$(0.21)	$(0.06)
Basic and diluted average number of common shares outstanding	65,076,161	65,092,967

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc
(F/K/A FX Real Estate and Entertainment Inc.)

  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net loss	$(13,748)	$(4,145)
Adjustments to reconcile net loss to cash used in operating activities:
Write down of capitalized development costs	2,589	---
Write down of advanced royalty fees	1,375	---
Write down of capitalized license fees	922	---
Depreciation and amortization	3	10
Changes in operating assets and liabilities:
Receivables
Other current and non-current assets	(830)	(686)
Accounts payable and accrued expenses	6,755	2,176

Due to related parties	407	78

Net cash (used in) operating activities	(2,527)	(2,567)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(10)
Capitalized development costs	(1,568)	(2,612)

Net cash (used in) provided by investing activities	(1,570)	(2,622)

Cash flows from financing activities:
Proceeds from private placement of stock units	---	415
Proceeds from loans payable to related parties	3,695	4,650

Net cash provided by financing activities	3,695	5,065

Net (decrease) / increase in cash and equivalents	(402)	(124)
Cash and cash equivalents — beginning of period	577	372

Cash and cash equivalents — end of period	$175	$248

Supplemental cash flow data:
Cash paid for interest	$143	$176

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
(F/K/A FX Real Estate and Entertainment Inc. )
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

General

The consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 reflect the results of operations of Circle Entertainment Inc. (“Circle” or the “Company”), a Delaware corporation, and its consolidated subsidiaries.

On January 11, 2011, the Company changed its corporate name to “Circle Entertainment Inc.” from “FX Real Estate and Entertainment Inc.”

 The financial information in this report for the three and nine months ended September 30, 2012 and 2011 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The operating results for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for the full year.

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

On September 10, 2010, the Company, through its wholly-owned subsidiary, Circle Entertainment SV-I, LLC (“Circle SV-1”), entered into an Exclusive License Agreement (the “License Agreement”) with William J. Kitchen ("Kitchen") and US ThrillRides, LLC (Kitchen’s wholly-owned corporate affiliate, ThrillRides" and together with Kitchen, the "ThrillRides Parties"), pursuant to which the ThrillRides Parties have granted a worldwide exclusive license to the Company to use and commercially exploit all of Kitchen’s patents, ThrillRides’ trademark and Kitchen’s other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance.  Concurrently with their entry into the License Agreement, the parties also entered into a related Development Agreement (the "Development Agreement") pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyView observation wheels on behalf of the Company.

As described below, on August 23, 2012, the Company, Circle SV-1 and the ThrillRide Parties entered into a Termination and Settlement Agreement terminating the License Agreement and the Development Agreement.

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

On August 23, 2012, the Company, Circe SV-1 and the ThrillRides Parties entered into a Termination and Settlement Agreement terminating the License Agreement and the Development Agreement.  The principal terms of the Termination and Settlement Agreement are as follows:

1.	The parties to the License Agreement and the Development Agreement have released each other from all obligations thereunder.
2.
Circle SV-1 (including, among others, its affiliates, sublicensees and assigns) will have the right, but not the obligation, to use the SkyView™ escape technology in as many as four (4) wheel amusement rides:  one in Orlando, Florida and three (3) others at sites to be designated within 36 months.  Each designated site will be protected by a 100 mile geographic radius against competing wheel amusement rides affiliated with the ThrillRides Parties(as wells as their affiliates, successors, assigns and other specified persons).

3.	To the extent that there are any improvements made in the escape system (which may be used exclusively for that purpose), Kitchen will be the owner of such improvements.
4.
Circle SV-1 has paid $440,000 towards legal fees purportedly due under the License and Development Agreements in connection with protecting Kitchen’s intellectual property through patent filings and certain pending third party litigation.  Circle has also paid $40,000 to reimburse the ThrillRides Parties for expenses incurred by them under the License Agreement.

5.
Circle SV-1 will pay Kitchen a one-time $4 million royalty upon the earlier of (x) the closing of a loan or financing for Circle’s pending Orlando, Florida project described above or (y) December 31, 2012, and will continue paying $55,000 per month to the ThrillRides Parties under the License Agreement until the $4 million royalty is paid.  Fifty percent (50%) of each $55,000 monthly payment will be credited against the $4 million royalty, as long as the $4 million royalty is paid timely.  Because no loan or financing for the Orlando, Florida project was closed by September 30, 2012, Circle advanced $250,000 against the $4 million royalty.

The foregoing description of the Termination and Settlement Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Termination and Settlement Agreement which is listed and incorporated by reference as Exhibit 10.2 to this report, and is incorporated herein by reference.

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

Significant Accounting Policies

During the three months ended September 30, 2012, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly periods ended September 30, 2012 and 2011, or which are expected to impact future periods, which were not previously disclosed in prior periods.

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

Earnings/(loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share . Basic earnings/(loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings/(loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the nine months ended September 30, 2012 and 2011, 5,563,350 and 5,563,350 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

On August 16 through August 17, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $400,000, bearing interest at the rate of 6% per annum.

On August 29, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $200,000, bearing interest at the rate of 6% per annum.

The Company used the loan proceeds to fund working capital requirements and for general corporate purposes.  Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

7.	Share-Based Payments

 Compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses is being recognized ratably over the vesting periods of the grants and was $0.0 million and $0.0 million for the three and nine months ended September 30, 2012 and 2011, respectively.

8.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three and nine months ended September 30, 2012 and 2011, respectively, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2012.

In August, 2011, the Company was notified by the Internal Revenue Service of its intent to examine the Company’s federal income tax return for the fiscal year ended December 31, 2009.  The examination has been concluded with no change to the filed tax return.

9.	Commitments and Contingencies

Litigation

As has been previously reported, on July 12, 2012, the Company’s then directors Harvey Silverman, Michael J. Meyer, John D. Miller, Robert Sudack, Paul C. Kanavos and Robert F.X. Sillerman, as defendants, Mitchell J. Nelson, an officer of the Company, as a defendant, Brett Torino, a stockholder and former officer of the Company, as a defendant, and certain entities owned and controlled by Messrs. Sillerman, Kanavos and Torino, as defendants, and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P., stockholders of the Company, as plaintiffs (collectively, "Huff"), entered into a Stipulation and Settlement Agreement (the "Settlement Agreement") to settle the derivative lawsuit filed on April 28, 2010 by Huff on behalf of the Company in the Supreme Court of the State of New York, County of New York (Index No. 650338/2010E) subject to final approval by such Court.

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

● The Company and the other defendants have agreed to pay the sum of $950,000 to Huff as payment for part of the costs and expenses (including attorneys’ fees) incurred by Huff in connection with the lawsuit and the results achieved in the lawsuit. Such payment is due and payable in full within fifteen (15) days of the Effective Date; and

● The Company and the other defendants and Huff have agreed to release the other (including their respective affiliates) from claims related to the lawsuit or any other lawsuit, provided that Huff has preserved certain claims against Mr. Torino and his affiliates (except the Company and the other defendants).

On September 10, 2012, the Settlement Agreement was preliminarily approved by the Supreme Court of the State of New York, County of New York (the "Preliminary Approval") as being fair, reasonable and adequate.

Under the Court’s order for the Preliminary Approval, the Company is required to publish no later than 10 business days from September 10, 2012, the Notice Of Pendency And Proposed Settlement Of Shareholder Derivative Litigation (i) as an exhibit to a Current Report on Form 8-K and (ii) on its website along with the Settlement Agreement.  The Company satisfied in a timely manner the publication requirements cited in the preceding sentence. The Company also is required to publish no later than 10 business days from September 10, 2012 a Summary Notice Of Pendency And Proposed Settlement Of Shareholder Derivative Litigation once in each of the national editions of The Wall Street Journal and USA Today.  The Company satisfied in a timely manner the foregoing publications requirements in the national editions of The Wall Street Journal and USA Today.

The Court approved entry of the final order which is in administrative processing. There is a 30-day period to appeal after entry of the order, after which (assuming no appeal is taken) the terms will be effective upon the payment of $950,000 to Huff.

The foregoing description of the Settlement Agreement is not complete and is qualified in its entirety by reference to the full text of the Settlement Agreement which is listed and incorporated by reference as Exhibit 10.1 to this report, and is incorporated herein by reference.

Termination of License Agreement

As described in note 2 above, on August 23, 2012, the Company, Circe SV-1 and the ThrillRides Parties entered into a Termination and Settlement Agreement terminating the License Agreement and the Development.

Preferred Dividends in Arrears

As of September 30, 2012, there were total dividend arrearages on the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of approximately $300,208 and $384,018, respectively.  These dividend arrearages constitute $200.14 and $153.61 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively

10.	Related Party Transactions

Shared Services Agreement and Arrangement

Certain employees of Flag Luxury Properties, LLC (“Flag”), from time to time, provide services for the Company. Flag is owned and controlled by Paul C. Kanavos, Robert F.X. Sillerman and Brett Torino.  The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the audit committee. For the three and nine months ended September 30, 2012, Flag incurred and billed the Company $0.1 and $0.4 million, respectively. For the three and nine months ended September 30, 2011, Flag incurred and billed the Company $0.1 and $0.2 million, respectively. The services provided for the three months ended September 30, 2012 and 2011 were approved by the Company’s audit committee. The services provided consisted primarily of support for accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they are each entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s audit committee quarterly and appropriate adjustments or reimbursements are made thereunder.

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Company’s chief financial officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement initially ran until December 31, 2011 and was extended by the parties until December 31, 2012 subject to further extension or termination by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties).  Payments under the agreement are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.   For the three and nine months ended September 30, 2012, BPS incurred and billed the Company less than $0.0 and $0.1 million, respectively. For the three and nine months ended September 30, 2011, BPS incurred and billed the Company $0.05 and $0.2 million, respectively.  Effective July 30, 2012, the BPS shared services agreement was terminated.

As of February 15, 2011, the Company entered into a shared services agreement with Viggle Inc. (formerly known as Function (x) Inc., “Viggle”), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Viggle. The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies. Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. For the three and nine months ended September 30, 2012, Viggle incurred and billed the Company $0.1 and $0.2 million, respectively. For the three and nine months ended September 30, 2011, Viggle incurred and billed the Company $0.1 and $0.2 million, respectively.

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

On August 16 through August 17, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $400,000, bearing interest at the rate of 6% per annum.

On August 29, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $200,000, bearing interest at the rate of 6% per annum.

The Company used the loan proceeds to fund working capital requirements and for general corporate purposes.  Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

11.	Subsequent Events

2012 Unsecured Demand Loans

On October 1, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $285,000, bearing interest at the rate of 6% per annum.

On October 17, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $75,000, bearing interest at the rate of 6% per annum.

On November 7, 2012, certain of the Company's directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $75,000, bearing interest at the rate of 6% per annum.

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

We are in severe financial distress and may not be able to continue as a going concern. We have no current cash flow, and cash on hand as of November 8, 2012 is not sufficient to fund our past due obligations and short-term liquidity needs, including our ordinary course obligations as they come due.  We have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether or not we can successfully capitalize and finance, implement and operate our new line of business.

Consolidated Operating Results for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue

No revenue was generated for the three months ended September 30, 2012 and 2011.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 and 2011 were approximately $5.8 million and $1.1 million, respectively.  Actual operating expenses, excluding depreciation, increased in the third quarter of 2012 as compared to the third quarter of 2011 by $4.7 million. This increase includes an increase of approximately $0.05 million in real estate taxes, an increase in the write down of capitalized development costs of $2.6 million, an increase in the write down of advanced royalty fees of $1.4 million and an increase in the write down of capitalized license fees of $1.0 million, offset by a decrease of $0.24 million in selling, general and administrative expenses due to a decrease in legal fees.  Included in corporate overhead expenses for the three months ended September 30, 2012 is a charge of less than $0.1 million in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization was the same in the third quarter of 2012 as the third quarter of 2011 remaining at $0.1 million due primarily to the decision of the Company to make no investments in capitalized property and equipment.

Interest Expense

Interest expense, net, increased by approximately $0.1 million in the third quarter of 2012 as compared to the third quarter of 2011 due to the increase in debt service incurred on the Orlando property pursuant to the Transaction Agreement and an increase in the debt service on loans from related parties.

Settlement Expenses

Huff

Under the Settlement Agreement described in note 9 of the consolidated financial statements included elsewhere herein, the Company and the other defendants in the pending shareholder derivate lawsuit have agreed to pay the sum of $950,000 to Huff as payment for part of the costs and expenses (including attorneys’ fees) incurred by Huff in connection with the lawsuit and the results achieved in the lawsuit. The Court issued a Preliminary Order of Approval on September and, pursuant to the Court Order, the Company satisfied certain publication requirements for the Settlement Agreement as described in such note 9.  The Court approved entry of the final order which is in administrative processing. There is a 30-day period to appeal after entry of the order, after which (assuming no appeal is taken) the terms will be effective upon the payment of $950,000 to Huff.

Kitchen Parties

Under the Termination and Settlement Agreement described in note 2 of the consolidated financial statements included elsewhere herein, the Company paid $440,000 towards legal fees purportedly due under the License and Development Agreements in connection with protecting Kitchen’s intellectual property through patent filings and certain pending third party litigation.  The Company also paid $40,000 to reimburse the ThrillRides Parties for expenses incurred by them under the License Agreement. The Company advanced $250,000 against a $4,000,000 royalty due to the Kitchen Parties under the Termination and Settlement Agreement.

Income Taxes

For the three months ended September 30, 2012 and 2011, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Consolidated Operating Results for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue

No revenue was generated for the nine months ended September 30, 2012 and 2011.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 were approximately $8.0 million compared to approximately $3.8 million for the same period last year. Actual operating expenses, excluding depreciation, increased in the nine months ended September 30, 2012 as compared to the same period last year by approximately $4.2 million. This increase includes a decrease of approximately $0.9 million in selling, general and administrative expenses due to a decrease in salaries and wages of approximately $0.35 million, a decrease in legal fees of approximately $0.5 million, a decrease in other costs of approximately 0.15 million, offset by an increase of approximately $0.1 million in real estate taxes. The balance of the increase in operating expenses consists of an increase in the write down of capitalized development costs of $2.6 million, an increase in the write down of advanced royalty fees of $1.4 million and an increase in the write down of capitalized license fees of $1.0 million. Included in corporate overhead expenses for the nine months ended September 30, 2012 is a charge of less than $0.4 million in shared services charges provided by Flag and less than $0.1 million in shared services charges provided by BPS Partners pursuant to their arrangements with the Company.  The Company incurred shared services charges in approximately the same amounts with Flag and BPS Partners for the same period last year.

Depreciation and Amortization

Depreciation and amortization decreased in the nine months ended September 30, 2012 as compared to the same period last year by less than $0.1 million due primarily to the minimal investment in capitalized property and equipment.

Interest Expense

Interest expense, net, increased by approximately$0.5 million in the first nine months of 2012 as compared to the first nine months of 2011 due to the increase in debt service incurred on the Orlando property pursuant to the Transaction Agreement and an increase in the debt service on loans from related parties.

 Settlement Expenses

Huff

Under the Settlement Agreement described in note 9 of the consolidated financial statements included elsewhere herein, the Company and the other defendants in the pending shareholder derivate lawsuit have agreed to pay the sum of $950,000 to Huff as payment for part of the costs and expenses (including attorneys’ fees) incurred by Huff in connection with the lawsuit and the results achieved in the lawsuit. The Court issued a Preliminary Order of Approval on September and, pursuant to the Court Order, the Company satisfied certain publication requirements for the Settlement Agreement as described in such note 9.  The Court approved entry of the final order which is in administrative processing. There is a 30-day period to appeal after entry of the order, after which (assuming no appeal is taken) the terms will be effective upon the payment of $950,000 to Huff.

Kitchen Parties

Under the Termination and Settlement Agreement described in note 2 of the consolidated financial statements included elsewhere herein, the Company paid $440,000 towards legal fees purportedly due under the License and Development Agreements in connection with protecting Kitchen’s intellectual property through patent filings and certain pending third party litigation.  The Company also paid $40,000 to reimburse the ThrillRides Parties for expenses incurred by them under the License Agreement. The Company advanced $250,000 against a $4,000,000 royalty due to the Kitchen Parties under the Termination and Settlement Agreement.

Income Taxes

For the nine months ended September 30, 2012 and 2011, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Liquidity and Capital Resources

We have no current cash flow and cash on hand is not sufficient to fund our short-term liquidity needs during 2012, including our ordinary course obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three and nine months ended September 30, 2012, we have funded our short-term capital requirements through borrowings under the following unsecured demand loans:

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

On August 16 through August 17, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders of made unsecured demand loans to the Company totaling $400,000, bearing interest at the rate of 6% per annum.

On August 29, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $200,000, bearing interest at the rate of 6% per annum.

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

Cash Flow for the Nine Months Ended September 30, 2012 and 2011

Operating Activities

Cash used in operating activities of approximately $2.5 million for the nine months ended September 30, 2012 consisted primarily of the net loss for the period of approximately $13.7 million, which includes depreciation and amortization costs of less than $0.1 million, an increase in the write down of capitalized development costs of $2.7 million, an increase in the write down of capitalized advanced royalty fees of $1.5 million, an increase in the write down of capitalized license fees of $1.0 million and an increase in accounts payable of approximately $4.4 million, offset by a decrease in other assets of approximately $0.1.  There was an increase in working capital levels during the quarter of less than $0.1 million for the nine months ended September 30, 2012.

Investing Activities

Cash used in investing activities of approximately $$1.6 million for the nine months ended September 30, 2012 primarily reflects the addition to capitalized development costs.

Financing Activities

Cash provided by financing activities of approximately $3.7 million for the nine months ended September 30, 2012 reflects proceeds from the unsecured demand loans from related parties.

Uses of Capital

At September 30, 2012, we had $10.7 million of principal amount of debt outstanding and approximately $0.2 million in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.

Capital Expenditures

Our business plan is to develop a new location-based entertainment line of business featuring, among other attractions, observation wheels.   Complete development of our new location-based entertainment line of business will require significant capital and financing. Based on preliminary budgets, management estimates total construction costs of the current plan to be approximately [$25 million] (exclusive of land cost and related financing and other pre-opening costs) and estimates it will capitalize development costs of approximately [$5 million] during 2012. Although we expect that development of and construction of the observation wheels will require very substantial expenditures over a period of several years, it is too early in the planning stages of such project to accurately estimate the potential costs of such project.

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

As of September 30, 2012, there were total dividend arrearages on the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of approximately $300,208 and $384,018, respectively.  These dividend arrearages constitute $200.14 and $153.61 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively.

Inflation

Inflation is not expected to have an immediate impact on our new location-based entertainment line of business.

Application of Critical Accounting Policies

During the quarter ended September 30, 2012, there were no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

 Seasonality

We do not consider our business to be seasonal.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s chief executive officer, Robert F.X. Sillerman, and its principal financial  officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2012.  Based on this evaluation, the chief executive officer and principal financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

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

ITEM 6 .	EXHIBITS

The documents set forth below are filed herewith or incorporated by reference as indicated.

Exhibit Number	Description

10.1	Stipulation and Settlement Agreement dated July 12, 2012 (1)

10.2	Termination and Settlement Agreement (2)

31.1 †	Certification of Principal Executive Officer

31.2 †	Certification of Principal Financial Officer

32.1 †	Section 1350 Certification of Principal Executive Officer

32.2 †	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.DEF*	XBRL Definition Linkbase Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Extension Schema Document

(1) Incorporated by reference from the Company’s Current Report on Form 8-K dated July 12, 2012.
(2) Incorporated by reference from the Company’s Current Report on Form 8-K dated August 17, 2012
+ Filed herewith
* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Circle Entertainment Inc.

November 9, 2012	By:	/s/ Robert F.X. Sillerman
Robert F.X. Sillerman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

November 9, 2012	By:	/s/ Gary McHenry
Gary McHenry Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

 INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer