Form 10-K
period 2012-12-31
Circle Entertainment, Inc.
filed 2013-03-27
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

Commission File No. 001-33902

Circle Entertainment Inc.
 (Exact name of Registrant as specified in its charter)

Delaware	36-4612924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

70 East 55th Street
New York, New York 10022
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 838-3100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

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

L Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2012, based on the closing bid price of such stock on the Pink Sheets on such date, was $1,853,228

As of March 27, 2013, there were 65,076,161 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

Circle Entertainment Inc.
Annual Report on Form 10-K
December 31, 2012

PART I

ITEM 1.  BUSINESS

As has been previously reported, on January 11, 2011, we changed our corporate name to “Circle Entertainment Inc.” from “FX Real Estate and Entertainment Inc.”   In this Annual Report on Form 10-K, unless the context indicates otherwise, the words “we,” “us,” “our,” “Circle Entertainment,” and the “Company” collectively refer to Circle Entertainment Inc. (formerly known as FX Real Estate and Entertainment Inc.) and its current consolidated subsidiaries, Circle Entertainment SV-I, LLC, Circle Entertainment SV-Management, LLC, Circle Entertainment SV-Orlando, LLC, Circle Entertainment Orlando-Property LLC, FXL, Inc., Circle Heron LLC, FX Luxury, LLC, and Circle I Drive LLC.

Overview of the Company and its Current Business

We have been pursuing the development and commercialization of our new location-based entertainment line of business since September 10, 2010.  We do not currently generate any revenues from this line of business.  Certain of  our directors, officers and greater than 10% stockholders  financed substantially all of our short-term liquidity requirements from 2010 through most of 2012.

As has been previously reported, in November 2012, the Company restructured its position under the existing transaction agreement (the “Transaction Agreement”, as more particularly described herein) for the Orlando project (i.e., co-development of an entertainment destination center on International Drive in Orlando, Florida) pursuant to a First Amendment to the Transaction Agreement and Assignment of Rights (the “First Amendment”, as more particularly described herein).

Also has been previously reported, in August 2012, the Company terminated its SkyView™ related license and development agreements (the “SkyView Agreements”, as more particularly described herein) pursuant to a termination and settlement agreement as described herein.

In connection with the First Amendment, an institutional investor/lender (the  “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project  (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of certain directors, officers and greater than 10% stockholders of the Company  (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such  Principals  guaranteed as a condition to obtaining the financing.  The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately $5,700,000) were satisfied by the Project Owner, including those required to be satisfied in connection with our termination of the SkyView Agreements pursuant to a Termination and Settlement Agreement (as more particularly described herein).  The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing.  More specific details regarding these developments, as they evolved, are contained in this Section.

We continue to pursue the development and commercialization of our location-based entertainment line of business, including development opportunities for destination entertainment centers anchored by an observation wheel-type attraction.

However, because we do not currently generate any revenue from this line of business, we may not be able to continue as a going concern for the next twelve months.   Our ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando project and the Project Owner continuing to provide us with funds under the Funding Agreement and/or our ability to complete equity and/or debt financings.    As a result, we have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern.

Investors should read all of the information set forth in this Annual Report on Form 10-K in order to better understand the financial condition of, and risks of investing in, the Company.

Evolution of the Company’s Current Business

The Transaction Agreement

As has previously been reported, on February 28, 2011, in furtherance of its new location-based entertainment line of business, the Company, through its  wholly-owned subsidiary Circle Entertainment Property-Orlando, LLC (the “Circle Subsidiary”), entered into a Transaction Agreement with The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC are collectively the “Whittall Parties”) to co-develop a project in Orlando, Florida on which the Company’s SkyView™ observation wheel was to be placed beside retail, restaurant and bar and entertainment facilities.

Under the Transaction Agreement, the Circle Subsidiary agreed to acquire a 65% interest in the ownership of two adjacent properties, the “OHI Parcel” of 10 acres and the “Square Parcel” of 18 acres (collectively, the “Property”), then owned by certain of the Whittall Parties, and located on International Drive in Orlando, Florida.  The closing of the transaction, which was initially estimated to occur in the second half of 2011 and was delayed  (until the closing held simultaneously with the execution of the First Amendment), was subject to the satisfaction of a number of conditions, including (a) the rearrangement of the existing first mortgage loans on the Property with CIBC (the “CIBC Loan”) to extend their existing maturity dates for five years and increase the principal balances thereof by approximately $11 million in the aggregate (the proceeds of which are to be used to improve the Property and for tenant installations); (b) acquiring good title to the Property; and (c) the new property owner entering into a 99-year lease for property upon which the Company’s SkyView™ observation wheel and a 25,000 square foot retail, service and maintenance building will be located.  The Circle Subsidiary was responsible for funding certain obligations between execution of the Transaction Agreement and the closing as follows:  (a) $65,000 for reimbursement of real estate tax escrow payments for November and December 2010; (b) approximately $20,000 per month for real estate tax obligations after December 2010; (c) $50,000, representing approximately 65% of the monthly interest payments required (prepayment of a portion may be required to maintain CIBC interest reserves); (d) up to $45,000 per month for architectural and engineering services relating to the site design; and (e) 65% of ongoing property expenses, estimated at $2,000 per month.  The Whittall Parties were to be responsible for funding 35% of the obligations specified in clauses (b)-(e) in the previous sentence.  The Property was to be developed in two phases, each constituting approximately 102,000 square feet.  The closing of the CIBC Loan was contingent on pre-leasing of approximately 102,000 square feet at the Property, of which the SkyView™ observation wheel was to be 25,000 square feet.   As part of the closing, the Circle Subsidiary was required to fund $5 million in the aggregate towards the development of the Property (but amounts advanced as set forth above were to be offset against the funding required at closing).  In addition to the required equity contributions, under the terms of the CIBC Loan, the Company was responsible for building and installing the SkyView™ observation wheel and terminal building at an approximate cost of $50 million and needed to arrange the financing necessary to do so.

The foregoing description of the Transaction Agreement is not complete and is qualified in its entirety by reference to the full text of the Transaction Agreement, a copy of which is listed and incorporated by reference as Exhibit 10.23 to this report and is incorporated by reference herein.

For over 18 months, the Company sought potential financing for the development of an entertainment destination center in Orlando, Florida as contemplated by the Transaction Agreement to no avail.  Based on the Company’s tenuous financial condition, the large scale of the project, the complexity of construction of an observation wheel, arranging appropriate financing without significant credit support from the Company proved to be impossible.

However, eventually, the Financing Source emerged and agreed to explore possible methods for financing the purchase of the property, its development and erection of the observation wheel as an entertainment destination center, but only if acceptable credit enhancement would come forward.  The Principals agreed to provide personal guarantees and other consideration (as described below) which served as the basis for the Financing Source to finalize the transaction.

As a result, the restructuring incorporated in the First Amendment was proposed.  Because of the Company Principals’ involvement in these transactions, the Company’s Board of Directors appointed a special committee of the independent members of the Board to consider whether the proposed transaction was fair, from a financial view, to non-participating and unaffiliated shareholders of the Company.  The Special Committee retained independent counsel and a financial advisor and concluded, with the assistance of such advisors, that the proposed transaction is fair, from a financial view, to the Company’s non-participating and unaffiliated shareholders.

The First Amendment to the Transaction Agreement

The Transaction Agreement was terminated on November 16, 2012 with respect to the “Square Parcel” (consisting of 18 acres) to facilitate the sale of the Square Parcel to ID Center (FL) LLC, an unaffiliated third party owned by the Financing Source, and related transactions to proceed with development of the Square Parcel.  The Financing Source’s purchase of the Square Parcel was financed with a $60,000,000 acquisition and construction loan with CIBC (Canadian Imperial Bank of Canada).

Termination of the Transaction Agreement with respect to the Square Parcel was effectuated upon the Company’s entry into the First Amendment.  Under the First Amendment, the Company assigned all of its rights in the Square Parcel along with all of its right, title and interest to all development plans, licenses, and related intellectual property, as well as other rights and agreements developed in connection and pursuant to the Transaction Agreement relating to the Square Parcel to the Project Owner and its subsidiaries IDL Master Tenant, LLC and IDL Wheel Tenant, LLC (collectively, the “IDL Subsidiaries”);

The Transaction Agreement remains in effect with respect to the other property known as the “OHI Parcel" (consisting of 10 acres).

The foregoing description of the First Amendment is not complete and is qualified in its entirety by reference to the full text of the First Amendment, which is filed herewith as Exhibit 10.24 and incorporated herein by reference.

In consideration of the First Amendment:

●
the Financing Source through an affiliate entered into two long-term leases with the IDL Subsidiaries, pursuant to which the Square Parcel will be developed into an entertainment destination center anchored by an observation wheel (one long-term lease is for 40 years and relates to the destination center, while the other long-term lease is for 99 years and relates to the observation wheel);

●	the Financing Source through an affiliate provided a construction loan of $50,000,000 to the Parent and the IDL Subsidiaries to finance construction of the center and observation wheel;

●
The Company Principals (namely Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino) and Charles Whittall (together with the Company Principals, the “Principals”) personally guaranteed $40,000,000 of the loan for construction of the observation wheel, $40,000,000 of the loan for completion of the center (with a several limit of $10,000,000),  the destination center lease rent for 5 years from opening and the wheel lease rent for 3 years from opening,  and a standard environmental indemnity.  To the extent the Company has a pro rata interest, it would be responsible for contributing its pro rata share under a guarantee, but it will not have primary liability to the guaranteed party;

●
(i) the Company received an 8.5% membership interest in the Parent subject to the terms and conditions of the Parent’s operating agreement (the “Operating Agreement”) into which the Company and the Principals entered on November 16, 2012 and a description of which is set forth in subsection (b) below and (ii) the Company received a commitment from the Project Owner and the IDL Subsidiaries to disburse to the Company certain of the construction loan proceeds they receive from the Financing Source subject to the terms and conditions of the Funding Agreement into which the parties entered on November 16, 2012 and a description of which is set forth in subsection (c)  below; and

●
The Principals and the Company agreed to share with the Financing Source 10% of the profits in excess of $90,000,000 generated from one or more observation wheels in which all or any of them have an ownership interest for 7 years after completion of this destination center and observation wheel.

The completion of the foregoing transactions on November 16, 2012 represented a restructuring of those originally contemplated under the Transaction Agreement

 Operating Agreement.

Subject to the terms and conditions of the Operating Agreement, the Company, through a wholly-owned subsidiary, owns an 8.5% membership interest in the Project Owner while the Principals (through corporate affiliates) own approximately 87.25% of the total membership interests in the Project Owner and a consultant to the Company owns approximately 4.25%.

Pursuant to the Operating Agreement, the affairs of Project Owner will be managed by managers selected by the members other than the Company.  The Company will be liable for its pro rata share of required additional capital contributions, but the remedies if it is unable to fund all or any portion of required additional capital contributions would be dilution of its membership interest (dilution of 25% and 50% for the first and second time, respectively, and dilution of 25% for each time thereafter), the Company's right to receive distributions of net cash flow would be subordinated and the Company's voting rights would be relinquished.  Voting by members is in accordance with percentage interests, so the Company’s vote of 8.5% will, in all likelihood, not be significant in decision-making authority.  The Operating Agreement further provides that the transfer of membership interests may only be made with consent of a super-majority of the non-transferring members.  There are tag-along rights in the event a member decides to sell its membership interest.  Under the Operating Agreement, distributions of cash or property  will be made first, to members for a preferred return of 12% per annum on their capital contributions; second, to unreturned additional capital contributions; and third, in accordance with percentage interests.  Because of the terms of the loans on the Square Parcel, aside from the amounts set forth above, it is not anticipated that the Company will receive any distributions until the $50,000,000 loan to construct the observation wheel is paid off, as the Financing Source has a cash sweep provision and will apply all excess cash to repayment of the loan and interest earned thereon, estimated to be a minimum of more than 5 years from closing.  There is no assurance that there will ever be distributions to the Company under the Operating Agreement or the amount of any such distributions.

The foregoing description of the Operating Agreement is not complete and is qualified in its entirety by reference to the full text of the Operating Agreement, which is filed herewith as Exhibit 10.25 and incorporated herein by reference.

Funding Agreement.

Under the Funding Agreement, certain proceeds shall be disbursed to the Company from project financing, from time to time, only if, as and when disbursed by the lenders.  The Funding Agreement includes a separate commitment to fund between $100,000 and $250,000 a month for ongoing overhead expenses of the Company from the monthly draws for construction and improvements to the property so long as such draws continue, which is anticipated to be approximately 18 to 20 months during the construction period and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company,  have agreed to subordinate his salary to the payment of  the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of  the other overhead expenses.

As a result of the closing the following outstanding obligations were satisfied:  the balance of monies due under the Termination and Settlement Agreement; services relating to the Orlando project, consisting of project management, legal, shared services for project support, architecture, and ride engineering; shared services due to Viggle Inc. (as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this report); compensation due to Paul Kanavos; consulting fees due for project and general services; expenses due to Company employees; administrative payroll; office rent; and fees owed to the special financial advisor.  Additionally, $650,000 was funded in consideration of the settlement of the stockholder derivative lawsuit (as described under “Item 3. Legal Proceedings” of this report), although it could not be paid at the time of the Funding Agreement.

The foregoing description of the Funding Agreement is not complete and is qualified in its entirety by reference to the full text of the Funding Agreement, which is filed herewith as Exhibit 10.26 and incorporated herein by reference.

The SkyView™ Agreements

On September 10, 2010, we, through our wholly-owned subsidiary, Circle Entertainment SV-I, LLC (“Circle”), entered into an Exclusive License Agreement (the “License Agreement”) with William J. Kitchen ("Kitchen") and US ThrillRides, LLC (Kitchen’s wholly-owned corporate affiliate, "ThrillRides" and together with Kitchen, the "ThrillRides Parties"), pursuant to which the ThrillRides Parties granted a worldwide exclusive license to us to use and commercially exploit all of Kitchen’s patents, ThrillRides’ trademark and Kitchen’s other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance (collectively, the "SkyView Technology").  Concurrently with their entry into the License Agreement, the parties also entered into a related Development Agreement (the "Development Agreement") pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on our behalf.

Termination of the SkyView Agreements

On August 23, 2012, a Termination and Settlement Agreement was entered into by the Company, terminating the License Agreement and the Development Agreement (together with the License Agreement, the “SkyView™ Agreements”) relating to the SkyView™ technology.  The principal terms of the Termination and Settlement Agreement are as follows:

1.	The parties to the SkyView™ Agreements have released each other from all obligations thereunder.

2.
Circle (including, among others, its affiliates, sub-licensees and assigns) will have the right, but not the obligation, to use the SkyView™ escape technology in as many as four (4) wheel amusement rides:  one in Orlando, Florida and three (3) others at sites to be designated within 36 months.  Each designated site will be protected by a 100 mile geographic radius against competing wheel amusement rides affiliated with the ThrillRides Parties (as well as their affiliates, successors, assigns and other specified persons).

3.	To the extent that there are any improvements made in the escape system (which may be used exclusively for that purpose), Kitchen will be the owner of such improvements.

4.
Circle has paid $290,000 towards legal fees purportedly due under the SkyView™ Agreements in connection with protecting Kitchen’s intellectual property through patent filings and certain pending third party litigation and will be required to pay up to an additional $150,000 for related legal fees incurred by Kitchen.  Circle has also paid $40,000 to reimburse the ThrillRides Parties for expenses incurred by them under the SkyView™ Agreements.

5.
Circle paid Kitchen a one-time $4 million royalty in November 2012 upon closing the First Amendment and the related financing transactions with the Financing Source to fund construction of the Orlando project.

The foregoing description of the Termination and Settlement Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Termination and Settlement Agreement which is filed herewith as Exhibit 10.27 and incorporated herein by reference.

The Company’s obligations under the  Termination and Settlement Agreement have been fully funded and its other obligations satisfied as of the date hereof.

The Company’s Former Line of Business

As has been previously reported, on December 15, 2010, our former subsidiary which had owned property in Las Vegas, Nevada for redevelopment was reorganized and emerged from its Chapter 11 bankruptcy proceeding under new ownership pursuant to its plan of reorganization as confirmed by the bankruptcy court on November 8, 2010.   As a result, we no longer have an ownership interest in such property.

2012 and 2011 Private Equity and Debt Financings

During 2012 and 2011, the Company has funded its short-term capital requirements through the following private equity and debt financings:

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

On February 15 through March 8, 2011, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders and other accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 85 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s Series B Convertible Preferred Stock, $0.01 par value per share, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i))  The number of shares of the Company’s common stock underlying each warrant ranges from 2,676 shares to 2,820 shares and the exercise price per share at which each warrant is exercisable ranges from $0.5319 to $0.5606 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $85,000 from the sale of the units.  The Company used the proceeds to fund working capital requirements and for general corporate purposes.

Reference is made to Note 2 to our consolidated financial statements included elsewhere in this report for a description of the dividend rights, preferences and other privileges of the Series B Convertible Preferred Stock

Unsecured Demand Loans

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

On October 18, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $75,000, bearing interest at the rate of 6% per annum.

On November 7, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $75,000, bearing interest at the rate of 6% per annum.

The Company used the loan proceeds to fund working capital requirements and for general corporate purposes. Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

Intellectual Property

Pursuant to the License Agreement, the Company had an obligation to protect the intellectual property rights it licensed from the ThrillRides Parties, which obligation was terminated with the effectuation of the Termination and Settlement Agreement. As part of the Termination and Settlement Agreement, the Company has an obligation to cooperate and turn over all work product relating to the SkyView™ technology.

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

Employees

As of December 31, 2012, the Company had a total of 4 full-time employees.  Management considers its relations with its employees to be good.

Principal Executive Offices

The principal executive offices of the Company are located at 70 East 55th Street, New York, New York 10022 and our telephone number is (212) 796-8199.

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

In addition, the Company makes available free of charge through its website, http://fxle.client.shareholder.com its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

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

Risks Related to Our Business

We have no existing operations or operating history with respect to our location-based entertainment line of business.

We have no existing operations or operating history with respect to our location-based entertainment line of business even though we have been pursuing the development and commercialization of this line of business since September 10, 2010. As described elsewhere in this report, we have terminated the SkyView Agreements for use of the SkyView Technology to develop observation wheels and we are no longer responsible for co-developing the Orlando, Florida project. Although we continue to pursue the development and commercialization of our location-based entertainment line of business, including development opportunities for destination entertainment centers anchored by an observation wheel-type attraction, there are no assurances that we will successfully identify development opportunities or if we do so that we will be able to exploit any such development opportunities because our senior management has limited experience in this line of business and we have limited financial resources.

You must consider our proposed business and prospects in light of the risks and difficulties we will encounter as a company with no existing operations or operating history, senior management with limited experience in our line of business and limited financial resources.  We are subject to significant business, economic and competitive uncertainties and contingencies frequently encountered by fledgling businesses in competitive environments, many of which are beyond our control.  Because we have no operating history in this line of business, it may be more difficult for us to prepare for and respond to these types of risks and the risks described under this “Item 1.A. Risk Factors” and elsewhere in this report than for a company with an established business and operating cash flow.  If we are unable to successfully address these risks and difficulties, our business, operating results and financial condition could be materially and adversely affected.

  Because we do not currently generate any revenue, we are dependent in the near term on the Funding Agreement to fund our liquidity needs and continue as a going concern.  Unless we can successfully develop and commercialize our location-based entertainment line of business, it is highly unlikely that we will be able to continue as a going concern.

Because we do not currently generate any revenue, we are dependent on continued funding under the Funding Agreement to fund our liquidity needs and continue as a going concern.  If funding ceases to be available to us under the Funding Agreement, for any reason whatsoever (including, without limitation, the primary loans for the Orlando project either are fully drawn or not fully drawn because of a default), or the funding provided to us under the Funding Agreement is insufficient, we will need to raise capital through debt and/or equity financings to continue as a going concern and there is no assurance we will be able to do so on terms acceptable to us or at all.

 In addition, there is no assurance that we will ever receive distributions on our minority equity interest in the Project Owner of the Orlando project of if we do so that such distributions will be sufficient to fund our liquidity needs to continue as a going concern.

Unless we can successfully develop and commercialize our location-based entertainment line of business, it is highly unlikely that we will be able to continue as a going concern.

Our capital requirements are significant to develop and commercialize our location-based entertainment line of business and we may not be able to raise capital to satisfy these significant requirements on terms that are not unduly expensive or burdensome to us or disadvantageous to our existing stockholders or at all.

We will need significant amounts of capital to develop and commercialize our location-based entertainment line of business.
 Currently, we have no established long-term financing arrangements. Therefore, we will need to seek long-term financing through the issuance of equity, the incurrence of debt, and/or through strategic partnerships as well as other arrangements with corporate partners.

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

We may experience product liability claims. We intend to maintain product liability insurance coverage for observation wheels we own, operate, and sell or license to third parties.  If either we are unable to obtain or renew product liability insurance and suffer an adverse determination in any material product liability claim or if we obtain product liability insurance and suffer an adverse determination in any material product liability claim in excess of any insurance coverage, such adverse determination could have a material adverse impact on our business, operations and financial condition.

Our independent registered public accounting firm has rendered a report expressing substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm has issued an audit report dated March 27, 2013 in connection with the audit of our consolidated financial statements as of and for the period ending December 31, 2012 that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to pay our obligations as they become due. If  the funding provided to us under the Funding Agreement is either insufficient or ceases for any reason whatsoever and we are not able to obtain debt and/or equity financing, we may not be able to continue as a going concern and you could lose all of the value of our common stock.

The concentration of ownership of our capital stock with our affiliates will limit your ability to influence corporate matters.

Robert F.X. Sillerman, a Director, and Paul C. Kanavos, our President, beneficially own in the aggregate approximately 55.8% of our outstanding common stock and 33% of our outstanding Series A and Series B Convertible Preferred Stock, and our executive officers and directors together beneficially own approximately 58.9% of our outstanding common stock and 51% of our outstanding Series A and Series B Convertible Preferred Stock. Our executive officers and directors therefore have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any stock splits or any merger, consolidation or sale of all or substantially all of our assets. As a result of this concentrated control, unaffiliated stockholders of our company have a limited ability to meaningfully influence corporate matters and, as a result, we may take actions that our unaffiliated stockholders do not view as beneficial. As a result, the value and/or liquidity of our common stock could be adversely affected.

We have potential business conflicts with certain of our executive officers because of their relationships with other entities and their ability to pursue business activities for themselves and others that may compete with our business activities.

Potential business conflicts exist between us and our executive officers as a result of the following:

●
Paul Kanavos, our President, is permitted to devote a portion of his time to providing services for or on behalf of Flag Luxury Properties, LLC and to other businesses, so long as he devotes sufficient time to satisfy his work requirements with our company.

●
Mitchell J. Nelson, our Executive Vice President and General Counsel, is permitted to devote a portion of his time to providing services for or on behalf of Viggle Inc., a publicly-traded company, and SFX Holding Corporation, for each of which Mr. Sillerman is the Executive Chairman, Chief Executive Officer and controlling stockholder, and with which we have shared services agreements, and to other businesses, so long as he devotes sufficient time to satisfy his work requirements with our company.

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

 We have entered into shared services agreements with entities controlled by Robert F.X. Sillerman, a director and our largest stockholder, whereby certain of our employees, including our General Counsel and Executive Vice President, Mitchell J. Nelson, are permitted to devote a portion of their time providing services to such entities.  Because such agreements are subject to certain rules regarding “affiliated” transactions, a majority of the independent members of the Board of Directors and the Audit Committee of the Board of Directors each approve such agreements, which are summarized as follows.  The terms of these agreements, despite being approved by the independent members of the Board of Directors and the Audit Committee, may not be considered by some stockholders to be in their best interests.

As of February 15, 2011, the Company entered into a shared services agreement with Function (x) Inc. (now known as Viggle Inc.) (“Viggle”), pursuant to which it shares costs for legal services and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Viggle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by the Company for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation (“SFX”), pursuant to which it shares costs for legal services and administrative services in support of Mitchell J. Nelson.  The shared services agreement provides, in general, for sharing the applicable support provided by either company to Mr. Nelson, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided 50% to Viggle, 25% to SFX, and 25% to the Company.  Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company and Viggle for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).

We may lose the services of our key personnel, including certain senior executives and critical consultants and advisors, if we are not able to satisfy our payment obligations under their agreements.

Our performance is dependent on the continued efforts of our executive officers and consultants and advisors with whom we have agreements. Due to our current financial situation, there can be no guarantee that we will be able to continue to make required payments under the executive employment agreements for 2012 or required payments under our agreements with critical consultants and advisors.  The loss of the services of any of our executive officers or other key employees or critical consultants and advisors could adversely affect our business.  Such payments have not been made since October 1, 2009.  Amounts accrued for Paul Kanavos are approximately $1,620,000 as of December 31, 2012.  Mr. Kanavos was not paid between October 1, 2009 and March 31, 2011 and has received partial payment of $25,000 per month since April 1, 2011.  Amounts accrued for Mitchell Nelson are approximately $637,500 as of December 31, 2012.  Mr. Nelson was not paid between October 1, 2009 and April 30, 2010 and has received partial payment of $20,000 per month since May 1, 2010, increasing to $25,000 on April 1, 2011.  Messrs. Kanavos and Nelson have each agreed to subordinate his salary to the payment of our other overhead expenses if the funding we receive under the Funding Agreement is insufficient to meet all of our overhead expenses.

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

We have initiated a process which would allow our company to remediate the internal control weaknesses. This process will include, but is not limited to, the following: (1) increasing staff to properly segregate duties; (2) expanding managerial oversight on projects focusing on safeguarding assets; and (3) modifying our processes to conform to our current line of business.

Although the process was initiated in the third quarter of 2011, it is doubtful we will complete the process because of our limited financial resources or even if we do that the process will remediate the foregoing internal control weaknesses or prevent the occurrence of additional material weaknesses in our internal control over financial reporting.

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

We are entitled, under our certificate of incorporation to issue up to 300 million common and 75 million “blank check” preferred shares. After taking into consideration our outstanding common stock and Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 27, 2013, we will be entitled to issue up to 234,923,839 additional common shares, and 74,995,999 preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. Reference is made to Note 2 to our consolidated financial statements included elsewhere in this report for a description of the dividend rights, preferences and other privileges of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Company’s principal locations as of December 31, 2012.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased
Las Vegas, NV	Corporate Offices	Office Operations	1,700 sq. ft.	Through January 2013

New York, NY	Corporate Office	Executive Offices	4,730 sq. ft. (1)	Month-to-Month

(1)           The Company has moved its executive office from 650 Madison Avenue to 70 East 55th Street effective March 14, 2013.

ITEM 3. LEGAL PROCEEDINGS

Huff Litigation

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

Under the Court’s order for the Preliminary Approval, the Company was required to publish no later than 10 business days from September 10, 2012, the Notice Of Pendency And Proposed Settlement Of Shareholder Derivative Litigation (i) as an exhibit to a Current Report on Form 8-K and (ii) on its website along with the Settlement Agreement.  The Company satisfied in a timely manner the publication requirements cited in the preceding sentence. The Company was also required to publish no later than 10 business days from September 10, 2012 a Summary Notice of Pendency and Proposed Settlement of Shareholder Derivative Litigation once in each of the national editions of The Wall Street Journal and USA Today.  The Company satisfied in a timely manner the foregoing publications requirements in the national editions of The Wall Street Journal and USA Today.

The Court approved entry of the order on December 13, 2012, and there was a 30-day period to appeal after entry of the order, after which (assuming no appeal was taken) the terms will be effective upon the payment of $950,000 to Huff.  The appeal period was over on January 14, 2013 and the order was final.  Under the Settlement Agreement, January 14, 2013 is deemed to be the “Effective Date” of the Settlement Agreement.  The $950,000 was funded timely, $650,000 by the Company and $300,000 by its insurance carrier.

Effective March 1, 2013, in accordance with the requirements of the Settlement Agreement, the Company’s Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee, unanimously elected Andrew Perel as a member of the Board of Directors to serve until the next annual meeting of stockholders or the earlier of his resignation, removal and death and appointed Mr. Perel to serve as a member of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Immediately prior to Mr. Perel’s election to the Board and his appointment to the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, the Board increased the size of the Board to seven (7) members from six (6) members and increased the size of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee by one member.  Mr. Perel is an "independent" director (as defined in the Settlement Agreement and also as defined in the Company’s Charters for the Board of Directors’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and by applicable rules of The NASDAQ Global Market and the Securities and Exchange Commission relating thereto).

The foregoing description of the Settlement Agreement is not complete and is qualified in its entirety by reference to the full text of the Settlement Agreement which is listed and incorporated by reference as Exhibit 10.29 to this report, and is incorporated herein by reference.

Miscellaneous

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES

This Item is not applicable to the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.01 per share (the “Common Stock”), is quoted on the OTC Markets under the symbol CEXE.  From May 4, 2009, the date on which our Common Stock began being quoted on the Pink Sheets, until January 11, 2011, the effective date of our corporate name change to Circle Entertainment Inc. from FX Real Estate and Entertainment Inc., our Common Stock was quoted on the Pink Sheets under the symbol FXRE.PK.  The following table sets forth the high and low closing  bid prices for our Common Stock for the quarterly periods for the years ended December 31, 2012 and 2011.  These bid prices represent prices quoted by broker-dealers on the Pink Sheets.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	2012
	High	Low

December 31, 2012	$0.14	$0.05
September 30, 2012	$0.17	$0.08
June 30, 2012	$0.20	$0.05
March 31, 2012	$0.10	$0.05

	2011
	High	Low

December 31, 2011	$0.15	$0.03
September 30, 2011	$0.20	$0.02
June 30, 2011	$0.40	$0.11
March 31, 2011	$0.50	$0.20

As of March 27, 2013, there were 439 holders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2012.

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

For a description of our 2007 Executive Equity Incentive Plan and 2007 Long-Term Incentive Compensation Plan, see Note 7 to our audited consolidated financial statements included elsewhere in this report.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the information required by this Item.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”of this Annual Report and in our subsequent filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference may be significant and materially adverse to our stockholders.

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

Executive Summary

We have been pursuing the development and commercialization of our new location-based entertainment line of business since September 10, 2010.  We do not currently generate any revenues from this line of business.  Certain of our directors, officers and greater than 10% stockholders financed substantially all of our short-term liquidity requirements from 2010 through most of 2012.

As has been previously reported, in November 2012, the Company restructured its position under the existing transaction agreement (the “Transaction Agreement”) for the Orlando project (i.e., co-development of an entertainment destination center on International Drive in Orlando, Florida) pursuant to a First Amendment to the Transaction Agreement and Assignment of Rights (the “First Amendment”).

Also has been previously reported  in August 2012, the Company terminated its SkyView™ related license and development agreements (the “SkyView Agreements”) pursuant to a termination and settlement agreement.

In connection with the First Amendment, an institutional investor/lender (the  “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project  (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of certain directors, officers and greater than 10% stockholders of the Company  (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such  Principals  guaranteed as a condition to obtaining the financing.  The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately $5,700,000) were satisfied by the Project Owner, including those required to be satisfied in connection with our termination of the SkyView Agreements pursuant to the termination and settlement agreement.  The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing.

Reference is made to “Item 1. Business—Evolution of the Company’s Current Business” of this report for a further description of the preceding events and related agreements.

We continue to pursue the development and commercialization of our location-based entertainment line of business, including development opportunities for destination entertainment centers anchored by an observation wheel-type attraction.

However, because we do not currently generate any revenue from this line of business, we may not be able to continue as a going concern for the next twelve months.   Our ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando project and the Project Owner continuing to provide us with funds under the Funding Agreement and/or our ability to complete equity and/or debt financings. As a result, we have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern.

Circle Entertainment Operating Results

Our results for the year ended December 31, 2012 reflected revenue of $0.0 million and operating expenses of approximately $8.8 million. The Company incurred corporate overhead expenses of approximately $3.6 million for the year ended December 31, 2012. Included in corporate overhead expenses for the year ended December 31, 2012 are approximately $1.0 million in shared services charges and professional fees, including legal and accounting costs.   For the year ended December 31, 2012, we had net interest expense of approximately $0.9 million and other expense of approximately $4.1 million, which consisted of the write-off of capitalized development costs of approximately $2.6 million, the write-off of advanced royalty fees of approximately $1.4 million and the write-off of license fees of approximately $1.0 million, which were partially offset by a decrease in selling, general and administration costs of approximately $0.9 million.

For the year ended December 31, 2012, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.   As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception.

Results for the Year Ended December 31, 2012 and 2011

(amounts in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Variance
Revenue	$—	$—	$—
Operating expenses (excluding depreciation and amortization and impairment of land)	(8,825)	(4,749)	(4,076)

Depreciation and amortization	(4)	(11)	7

Income (loss) from operations	(8,829)	(4,760)	(4,069)
Interest expense, net and other	(949)	(517)	(432)
Other expense	(4,119)	---	(4,119)

Net income (loss)	$(13,897)	(5,277)	$(8,620)

Revenue

The Company did not generate any revenue in either 2012 or 2011.

Operating Expenses

Operating expenses increased by approximately $4.1 million, or 46.1 % in 2012 as compared to 2011 primarily due to the write-off of capitalized development costs of approximately $2.6 million, the write-off of advanced royalty fees of approximately $1.4 million and the write-off of license fees of approximately $1.0 million, which were partially offset by a decrease in selling, general and administration costs of approximately $0.9 million.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by less than $0.01 million, or 63.6%, in 2012 as compared to 2011 primarily due to the minimal investment made by the Company in depreciable assets as older acquisitions were fully depreciated.

Interest Income/Expense

Interest expense, net, increased approximately $0.4 million, or 45.5 % in 2012 as compared to 2011 due to an increase in interest accrued under the debt owed to related parties.

Other Expense

Other expense was approximately $4.1 million in 2012 as compared to none in 2011.  Other expense consisted of the write-off of capitalized development costs of approximately $2.6 million, the write-off of advanced royalty fees of approximately $1.4 million and the write-off of license fees of approximately $1.0 million, which were partially offset by a decrease in selling, general and administration costs of approximately $0.9 million. .

Liquidity and Capital Resources

Introduction — The historical financial statements included in this annual report are not necessarily representative of our planned business going forward or indicative of our future operating and financial results.

For 2012, our cash needs were funded from borrowings under unsecured demand loans as described under “Item 1. Business—2011 and 2012 Private Equity and Debt Financings.” of this report and under the Funding Agreement.  Because we do not currently generate any revenue, we intend to fund our current line of business and satisfy our liquidity requirements for the next twelve months through the Funding Agreement or, if that fails to be adequate for such purpose for any reason, through equity and/or debt financings. There is no assurance the Funding Agreement will provide sufficient funds or that we will be able to complete equityand/or debt financings, if necessary, on terms acceptable to us or at all.

Unless we can successfully develop and commercialize our location-based entertainment line of business, it is highly unlikely that we will be able to continue as a going concern.

Cash Flow for the Year Ended December 31, 2012

Operating Activities

Cash used in operating activities of approximately $2.6 million for the year ended December 31, 2012 consisted primarily of the net loss for the period of approximately $13.9 million, a decrease in other assets of approximately $1.0 million and a decrease in accounts payable of approximately $0.1 million, which was offset by an increase in interest accrued under the debt owed to related parties of approximately $4.6 million, an increase in reclassified capitalized development costs of approximately $2.9 million, an increase in write-off of capitalized development costs of approximately $2.6 million, an increase in write-off of advanced royalty fees of approximately $1.4 million, an increase in the write-off of license fees of approximately $0.9 million and other expense of approximately $4.1 million. There were changes in working capital levels of approximately $6.4 million for the year ended December 31, 2012.

Investing Activities

Cash used in investing activities of approximately $1.7 million for the year ended December 31, 2012 primarily reflects approximately $1.7 million used for capitalized development costs during the period.

Financing Activities

Cash provided by financing activities of approximately $4.7 million for the year ended December 31, 2012 reflects proceeds from private placements of stock of approximately $0.7 million and approximately $4.0 million in proceeds from demand loans from related parties.

Cash Flow for the Year Ended December 31, 2011

Operating Activities

Cash used in operating activities of approximately $3.5 million for the year ended December 31, 2011 consisted primarily of the net loss for the period of approximately $5.3 million, which is offset by an increase in accounts payable of approximately $2.4 million. There were changes in working capital levels of approximately $1.7 million for the year ended December 31, 2011.

Investing Activities

Cash used in investing activities of  approximately $3.8 million for the year ended December 31, 2011 primarily reflects approximately $3.8 million used for capitalized development costs during the period and approximately $0.01 million used for the purchase of property and equipment.

Financing Activities

Cash provided by financing activities of approximately $7.5 million for the year ended December 31, 2011 reflects proceeds from private placements of stock of $0.4 million and $7.0 million in proceeds from demand loans from related parties.

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

Commitments and Contingencies

Litigation

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2012.

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

We account for income taxes in accordance with accounting standards concerning income taxes, which require that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. In determining the need for a valuation allowance, the historical and projected financial performance of the operation that is recording a net deferred tax asset is considered along with any other pertinent information.

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

All capitalized pre-development costs essential to the development of the property including designing, engineering, legal, consulting, obtaining permits, financing and travel costs were reclassified as an investment in the Project Owner due to the restructured position of the Transaction Agreement pursuant to the First Amendment.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2012 and 2011, or which are expected to impact future periods, which were not previously disclosed in prior periods.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Seasonality

We do not consider our current line of business to be seasonal.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Circle Entertainment Inc.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Circle Entertainment Inc.:

We have audited the accompanying consolidated balance sheets of Circle Entertainment Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circle Entertainment Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming Circle Entertainment Inc. will continue as a going concern. As more fully discussed in Note 3 to the consolidated financial statements, the Company has limited available cash, has a working capital deficiency and will need to rely on the Funding Agreement or secure new financing or additional capital in order to pay its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note 3. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/   L.L. Bradford & Company, LLC
Las Vegas, Nevada
March 27, 2013

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,024	$577
Restricted cash	---	---
Prepaid expenses and other current assets	20	98

Total current assets	1,044	675
Investment in real estate:
Furniture, fixtures and equipment	20	18
Capitalized development costs	---	3,977
Less: accumulated depreciation	(15)	(11)

Net investment in real estate	5	3,984
Other assets	2	1,545
Due from related party	181	---

Total assets	$1,232	$6,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,306	$4,701
Other current liabilities
Due to related parties	4,929	329
Loans from and payable to related parties	11,083	7,050

Total current liabilities	20,318	12,080
Other long-term liabilities	---	---

Total liabilities	20,318	12,080
Contingently redeemable stockholders’ deficit	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1,500 shares of Series A Preferred, 2,500 shares of Series B Preferred, and 1 share of Non-Voting Designated Stock issued and outstanding at December 31, 2012 and December 31, 2011, respectively

Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,161 and 65,076,161 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	651	651
Additional paid-in-capital	91,626	90,939
Accumulated deficit	(111,363)	(97,466)

Total stockholders’ deficit	(19,086)	(5,876)

Total liabilities and stockholders’ deficit	$1,232	$6,204

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Consolidated	Consolidated
	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Revenue	$ ---	$—

Operating expenses:
Selling, general and administrative expenses	3,626	4,518
Depreciation and amortization	4	11
Real estate taxes	313	231
Write down of capitalized development costs	2,589	---
Write down of advanced royalty fees	1,375	---
Write down of license fees	922	---

Total operating expenses	8,829	4,760

Income (loss) from operations	(8,829)	(4,760)

Interest income	---	—
Interest expense	(949)	(517)
Other income (expense)	(4,119)	—
Income tax expense	---	—

Net income (loss)	$(13,897)	$(5,277)

Basic and diluted income (loss) per share	$(0.21)	$(0.08)

Basis and diluted average number of common shares outstanding	65,076,161	65,076,161

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (amounts in thousands)

	Consolidated	Consolidated
	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(13,897)	$(5,277)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	4	11
Write down of capitalized development costs	2,589	---
Write down of advanced royalty fees	1,375	---
Write down of license fees	922	---
Reclassified capitalized development costs	2,947	---
Surrender of accrued salary	687	---
Share based payments	---	—
Changes in operating assets and liabilities:
Other current and non-current assets	(967)	(799)
Accounts payable and accrued expenses	(176)	2,365
Accrued license fees	---	---
Due to related parties	4,600	169

Net cash (used in) provided by operating activities	(1,916)	(3,531)

Cash flows (used in) provided by investing activities:
Capitalized development costs	(1,668)	(3,754)
Purchase of property and equipment	(2)	(10)

Net cash (used in) provided by investing activities	(1,670)	(3,764)

Cash flows provided by financing activities:
Proceeds from private placement of units	---	450

Loans from related parties	4,033	7,050

Net cash provided by financing activities	4,033	7,500

Net increase in cash and equivalents	447	205
Cash and cash equivalents — beginning of period	577	372

Cash and cash equivalents — end of period	$1,024	$577

Supplemental cash flow disclosures:
Cash paid for interest	$294	$517

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(amounts in thousands, except share data)

	Preferred Stock			Common Stock		Additional	Stock Subscription Receivable		Accumulated Deficit
	Shares	Amount		Shares	Amount	Paid-In-Capital				Total

Balance at December 31, 2010	3,550	$	---	65,403,876	$654	$90,486	$	---	$(92,189)	$(1,049)
Private placement of units	450		---	---	---	450		---	---	450
Stock subscription receivable	---		---	---	---	---		---	---	---
Stock option expense	---		---	---	---	---		---	---	---
Eliminated amounts of discontinued operations	---		---	(327,715)	(3)	3		---	---	---
Warrant valuation	---		---	---	---	---		---	---	---
Net income	---		---	---	---	---		---	(5,277)	(5,277)
Balance at December 31, 2011	4,000		---	65,076,161	651	90,939		---	(97,466)	(5,876)
Private placement of units	---		---	---	---	---		---	---	---
Stock subscription receivable	---		---	---	---	---		---	---	---
Stock option expense	---		---	---	---	---		---	---	---
Accrued salary surrender and reversal	---		---	---	---	687		---	---	687
Warrant valuation	---		---	---	---	---		---	---	---
Net income	---		---	---	---	---		---	(13,897)	(13,897)
Balance at December 31, 2012	4,000		---	65,076,161	651	91,626		---	(111,363)	(19,086)

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial information contained in these consolidated financial statements for the years ended December 31, 2012 and 2011 reflects the results of operations of Circle Entertainment Inc. (“Circle” or the “Company”), a Delaware corporation, and its consolidated subsidiaries.

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

2.   Business of the Company

Overview of the Business

The Company has been pursuing the development and commercialization of its new location-based entertainment line of business since September 10, 2010.  The Company does  not currently generate any revenues from this line of business.  Certain of  the Company’s directors, officers and greater than 10% stockholders  financed substantially all of our short-term liquidity requirements from 2010 through most of 2012.

As has been previously reported, in November 2012, the Company restructured its position under the existing transaction agreement (the “Transaction Agreement”, as more particularly described herein) for the Orlando project (i.e., co-development of an entertainment destination center on International Drive in Orlando, Florida) pursuant to a First Amendment to the Transaction Agreement and Assignment of Rights (the “First Amendment”, as more particularly described herein).

Also has been previously reported, in August 2012, the Company terminated its SkyView™ related license and development agreements (the “SkyView Agreements”, as more particularly described herein) pursuant to a termination and settlement agreement as described herein.

In connection with the First Amendment, an institutional investor/lender (the  “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project  (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of certain directors, officers and greater than 10% stockholders of the Company  (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such  Principals  guaranteed as a condition to obtaining the financing.  The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately $5,700,000) were satisfied by the Project Owner, including those required to be satisfied in connection with our termination of the SkyView Agreements pursuant to a Termination and Settlement Agreement (as more particularly described herein).  The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing.  More specific details regarding these developments, as they evolved, are contained in this note.

The Company continues to pursue the development and commercialization of its location-based entertainment line of business, including development opportunities for destination entertainment centers anchored by an observation wheel-type attraction.

However, because the Company does  not currently generate any revenue from this line of business, it may not be able to continue as a going concern for the next twelve months. The Company’s ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando project and the Project Owner continuing to provide us with funds under the Funding Agreement and/or the Company’s ability to complete equity and/or debt financings.

Evolution of the Company’s Current Business

The Transaction Agreement

As has previously been reported, on February 28, 2011, in furtherance of its new location-based entertainment line of business, the Company, through its  wholly-owned subsidiary Circle Entertainment Property-Orlando, LLC (the “Circle Subsidiary”), entered into a Transaction Agreement with The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC are collectively the “Whittall Parties”) to co-develop a project in Orlando, Florida on which the Company’s SkyView™ observation wheel was to be placed beside retail, restaurant and bar and entertainment facilities.

Under the Transaction Agreement, the Circle Subsidiary agreed to acquire a 65% interest in the ownership of two adjacent properties, the “OHI Parcel” of 10 acres and the “Square Parcel” of 18 acres (collectively, the “Property”), then owned by certain of the Whittall Parties, and located on International Drive in Orlando, Florida.  The closing of the transaction, which was initially estimated to occur in the second half of 2011 and was delayed  (until the closing held simultaneously with the execution of the First Amendment), was subject to the satisfaction of a number of conditions, including (a) the rearrangement of the existing first mortgage loans on the Property with CIBC (the “CIBC Loan”) to extend their existing maturity dates for five years and increase the principal balances thereof by approximately $11 million in the aggregate (the proceeds of which are to be used to improve the Property and for tenant installations); (b) acquiring good title to the Property; and (c) the new property owner entering into a 99-year lease for property upon which the Company’s SkyView™ observation wheel and a 25,000 square foot retail, service and maintenance building will be located.  The Circle Subsidiary was responsible for funding certain obligations between execution of the Transaction Agreement and the closing as follows:  (a) $65,000 for reimbursement of real estate tax escrow payments for November and December 2010; (b) approximately $20,000 per month for real estate tax obligations after December 2010; (c) $50,000, representing approximately 65% of the monthly interest payments required (prepayment of a portion may be required to maintain CIBC interest reserves); (d) up to $45,000 per month for architectural and engineering services relating to the site design; and (e) 65% of ongoing property expenses, estimated at $2,000 per month.  The Whittall Parties were to be responsible for funding 35% of the obligations specified in clauses (b)-(e) in the previous sentence.  The Property was to be developed in two phases, each constituting approximately 102,000 square feet.  The closing of the CIBC Loan was contingent on pre-leasing of approximately 102,000 square feet at the Property, of which the SkyView™ observation wheel was to be 25,000 square feet.   As part of the closing, the Circle Subsidiary was required to fund $5 million in the aggregate towards the development of the Property (but amounts advanced as set forth above were to be offset against the funding required at closing).  In addition to the required equity contributions, under the terms of the CIBC Loan, the Company was responsible for building and installing the SkyView™ observation wheel and terminal building at an approximate cost of $50 million and needed to arrange the financing necessary to do so.

For over 18 months, the Company sought potential financing for the development of an entertainment destination center in Orlando, Florida as contemplated by the Transaction Agreement to no avail.  Based on the Company’s tenuous financial condition, the large scale of the project, the complexity of construction of an observation wheel, arranging appropriate financing without significant credit support from the Company proved to be impossible.

However, eventually, the Financing Source emerged and agreed to explore possible methods for financing the purchase of the property, its development and erection of the observation wheel as an entertainment destination center, but only if acceptable credit enhancement would come forward.  The Principals agreed to provide personal guarantees and other consideration (as described below) which served as the basis for the Financing Source to finalize the transaction.

As a result, the restructuring incorporated in the First Amendment was proposed.  Because of the Company Principals’ involvement in these transactions, the Company’s Board of Directors appointed a special committee of the independent members of the Board to consider whether the proposed transaction was fair, from a financial view, to non-participating and unaffiliated shareholders of the Company.  The Special Committee retained independent counsel and a financial advisor and concluded, with the assistance of such advisors, that the proposed transaction is fair, from a financial view, to the Company’s non-participating and unaffiliated shareholders.

The First Amendment to the Transaction Agreement

The Transaction Agreement was terminated on November 16, 2012 with respect to the “Square Parcel” (consisting of 18 acres) to facilitate the sale of the Square Parcel to ID Center (FL) LLC, an unaffiliated third party owned by the Financing Source, and related transactions to proceed with development of the Square Parcel.  The Financing Source’s purchase of the Square Parcel was financed with a $60,000,000 acquisition and construction loan with CIBC (Canadian Imperial Bank of Canada).

Termination of the Transaction Agreement with respect to the Square Parcel was effectuated upon the Company’s entry into the First Amendment.  Under the First Amendment, the Company assigned all of its rights in the Square Parcel along with all of its right, title and interest to all development plans, licenses, and related intellectual property, as well as other rights and agreements developed in connection and pursuant to the Transaction Agreement relating to the Square Parcel to the Project Owner and its subsidiaries IDL Master Tenant, LLC and IDL Wheel Tenant, LLC (collectively, the “IDL Subsidiaries”);

The Transaction Agreement remains in effect with respect to the other property known as the “OHI Parcel" (consisting of 10 acres).

In consideration of the First Amendment:

●
the Financing Source through an affiliate entered into two long-term leases with the IDL Subsidiaries, pursuant to which the Square Parcel will be developed into an entertainment destination center anchored by an observation wheel (one long-term lease is for 40 years and relates to the destination center, while the other long-term lease is for 99 years and relates to the observation wheel);

●	the Financing Source through an affiliate provided a construction loan of $50,000,000 to the Parent and the IDL Subsidiaries to finance construction of the center and observation wheel;

●
The Company Principals (namely Robert F.X. Sillerman, Paul C. Kanavos and Brett Torino) and Charles Whittall (together with the Company Principals, the “Principals”) personally guaranteed $40,000,000 of the loan for construction of the observation wheel, $40,000,000 of the loan for completion of the center (with a several limit of $10,000,000),  the destination center lease rent for 5 years from opening and the wheel lease rent for 3 years from opening,  and a standard environmental indemnity.  To the extent the Company has a pro rata interest, it would be responsible for contributing its pro rata share under a guarantee, but it will not have primary liability to the guaranteed party;

●
The Company received an 8.5% membership interest in the Parent subject to the terms and conditions of the Parent’s operating agreement (the “Operating Agreement”) into which the Company and the Principals entered on November 16, 2012 and a description of which is set forth in subsection (b) below and (ii) the Company received a commitment from the Project Owner and the IDL Subsidiaries to disburse to the Company certain of the construction loan proceeds they receive from the Financing Source subject to the terms and conditions of the Funding Agreement into which the parties entered on November 16, 2012 and a description of which is set forth in subsection (c)  below; and

●
The Principals and the Company agreed to share with the Financing Source 10% of the profits in excess of $90,000,000 generated from one or more observation wheels in which all or any of them have an ownership interest for 7 years after completion of this destination center and observation wheel.

The completion of the foregoing transactions on November 16, 2012 represented a restructuring of those originally contemplated under the Transaction Agreement

Operating Agreement.

Subject to the terms and conditions of the Operating Agreement, the Company, through a wholly-owned subsidiary, owns an 8.5% membership interest in the Project Owner while the Principals (through corporate affiliates) own approximately 87.25% of the total membership interests in the Project Owner and a consultant to the Company owns approximately 4.25%.

Pursuant to the Operating Agreement, the affairs of Project Owner will be managed by managers selected by the members other than the Company.  The Company will be liable for its pro rata share of required additional capital contributions, but the remedies if it is unable to fund all or any portion of required additional capital contributions would be dilution of its membership interest (dilution of 25% and 50% for the first and second time, respectively, and dilution of 25% for each time thereafter), the Company's right to receive distributions of net cash flow would be subordinated and the Company's voting rights would be relinquished. Voting by members is in accordance with percentage interests, so the Company’s vote of 8.5% will, in all likelihood, not be significant in decision-making authority.  The Operating Agreement further provides that the transfer of membership interests may only be made with consent of a super-majority of the non-transferring members.  There are tag-along rights in the event a member decides to sell its membership interest.  Under the Operating Agreement, distributions of cash or property  will be made first, to members for a preferred return of 12% per annum on their capital contributions; second, to unreturned additional capital contributions; and third, in accordance with percentage interests.  Because of the terms of the loans on the Square Parcel, aside from the amounts set forth above, it is not anticipated that the Company will receive any distributions until the $50,000,000 loan to construct the observation wheel is paid off, as the Financing Source has a cash sweep provision and will apply all excess cash to repayment of the loan and interest earned thereon, estimated to be a minimum of more than 5 years from closing.  There is no assurance that there will ever be distributions to the Company under the Operating Agreement or the amount of any such distributions.

Funding Agreement.

Under the Funding Agreement, certain proceeds shall be disbursed to the Company from project financing, from time to time, only if, as and when disbursed by the lenders.  The Funding Agreement includes a separate commitment to fund between $100,000 and $250,000 a month for ongoing overhead expenses of the Company from the monthly draws for construction and improvements to the property so long as such draws continue, which is anticipated to be approximately 18 to 20 months during the construction period and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company,  have agreed to subordinate his salary to the payment of  the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of  the other overhead expenses.

As a result of the closing the following outstanding obligations were satisfied:  the balance of monies due under the Termination and Settlement Agreement; services relating to the Orlando project, consisting of project management, legal, shared services for project support, architecture, and ride engineering; shared services due to Viggle Inc. (as described in note 10 to these consolidated financial statements); compensation due to Paul Kanavos; consulting fees due for project and general services; expenses due to Company employees; administrative payroll; office rent; and fees owed to the special financial advisor.  Additionally, $650,000 was funded in consideration of the settlement of the stockholder derivative lawsuit (as described in note 9 to these consolidated financial statements), although it could not be paid at the time of the Funding Agreement.

The SkyView™ Agreements

On September 10, 2010, we, through our wholly-owned subsidiary, Circle Entertainment SV-I, LLC (“Circle”), entered into an Exclusive License Agreement (the “License Agreement”) with William J. Kitchen ("Kitchen") and US ThrillRides, LLC (Kitchen’s wholly-owned corporate affiliate, "ThrillRides" and together with Kitchen, the "ThrillRides Parties"), pursuant to which the ThrillRides Parties granted a worldwide exclusive license to us to use and commercially exploit all of Kitchen’s patents, ThrillRides’ trademark and Kitchen’s other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance (collectively, the "SkyView Technology").  Concurrently with their entry into the License Agreement, the parties also entered into a related Development Agreement (the "Development Agreement") pursuant to which the ThrillRides Parties are responsible for the supervision and management of the construction, development, and installation of SkyViews on our behalf.

Termination of the SkyView Agreements

On August 23, 2012, a Termination and Settlement Agreement was entered into by the Company, terminating the License Agreement and the Development Agreement (together with the License Agreement, the “SkyView™ Agreements”) relating to the SkyView™ technology.  The principal terms of the Termination and Settlement Agreement are as follows:

1.	The parties to the SkyView™ Agreements have released each other from all obligations thereunder.

2.
Circle (including, among others, its affiliates, sub-licensees and assigns) will have the right, but not the obligation, to use the SkyView™ escape technology in as many as four (4) wheel amusement rides:  one in Orlando, Florida and three (3) others at sites to be designated within 36 months.  Each designated site will be protected by a 100 mile geographic radius against competing wheel amusement rides affiliated with the ThrillRides Parties (as well as their affiliates, successors, assigns and other specified persons).

3.	To the extent that there are any improvements made in the escape system (which may be used exclusively for that purpose), Kitchen will be the owner of such improvements.

4.
Circle has paid $290,000 towards legal fees purportedly due under the SkyView™ Agreements in connection with protecting Kitchen’s intellectual property through patent filings and certain pending third party litigation and will be required to pay up to an additional $150,000 for related legal fees incurred by Kitchen.  Circle has also paid $40,000 to reimburse the ThrillRides Parties for expenses incurred by them under the SkyView™ Agreements.

5.
Circle paid Kitchen a one-time $4 million royalty in November 2012 upon closing the First Amendment and the related financing transactions with the Financing Source to fund construction of the Orlando project.

The Company’s obligations under the Termination and Settlement Agreement have been fully funded and its other obligations satisfied as of the date hereof.

The Company’s Former Line of Business

As has been previously reported, on December 15, 2010, our former subsidiary which had owned property in Las Vegas, Nevada for redevelopment was reorganized and emerged from its Chapter 11 bankruptcy proceeding under new ownership pursuant to its plan of reorganization as confirmed by the bankruptcy court on November 8, 2010.   As a result, we no longer have an ownership interest in such property.

2012 and 2011 Private Equity and Debt Financings

During 2012 and 2011, the Company has funded its short-term capital requirements through the following private equity and debt financings:

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

On February 15 through March 8, 2011, the Company entered into subscription agreements with certain of its directors, executive officers and greater than 10% stockholders and other accredited investors, pursuant to which the purchasers purchased from the Company an aggregate of 85 units at a purchase price of $1,000 per unit. Each unit consists of (x) one share of the Company’s Series B Convertible Preferred Stock, $0.01 par value per share, and (y) a warrant to purchase up to a specified number of shares of the Company’s common stock (determined based on the product of (i) the initial stated value of $1,000 per share of Series B Convertible Preferred Stock divided by the weighted average closing price per share of the Company’s common stock as reported on the Pink Sheets over the 30-day period immediately preceding the applicable closing date and (ii) 200%) at a specified exercise price per share (such exercise price representing 150% of the applicable closing price referred to in preceding clause (i))  The number of shares of the Company’s common stock underlying each warrant ranges from 2,676 shares to 2,820 shares and the exercise price per share at which each warrant is exercisable ranges from $0.5319 to $0.5606 due to variances in the closing prices referenced in clause (y) of the preceding sentence. The warrants are exercisable for a period of 5 years.  The Company generated aggregate proceeds of $85,000 from the sale of the units. The Company used the proceeds to fund working capital requirements and for general corporate purposes.

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

The foregoing description of the Series B Convertible Preferred Stock  is not complete and is qualified in its entirety by reference to the full text of the Series B Certificate of Designation and the form of Warrant, copies of which are listed and incorporated by reference as Exhibits 3.4 and 10.16, respectively, to this report in which these consolidated financial statements are included, and are incorporated herein by reference.

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

On October 18, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $75,000, bearing interest at the rate of 6% per annum.

On November 7, 2012, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $75,000, bearing interest at the rate of 6% per annum.

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

Loss Per Share/Common Shares Outstanding

Earnings (loss) per share are computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings (loss) per share are calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the years ended December 31, 2012 and December 31, 2011, 10,962,794 and 10,962,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  For the year ended December 31, 2012, the Company did not record income tax expense due to the losses incurred since inception.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2012.

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

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2012 and 2011, or which are expected to impact future periods, which were not previously disclosed in prior periods.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.

5.  Commitments

Total rent expense for the Company under operating leases for the years ended December 31, 2012 and 2011 was less than $0.1 million and $0.1 million, respectively. The Company’s future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
Years Ending December 31,
2013	$2
2014	---
2015	---
2016	---
2017	---
Thereafter	---

Total	$2

The employment agreements for Mr. Kanavos and Mr. Nelson are terminable on 60 days’ notice.  The severance payments, if employment is terminated, are set forth in Item 11, Executive Compensation.   Mr. Sillerman’s employment agreement terminated on December 31, 2012.

6.  Stockholders’ Deficit

As of December 31, 2012 and 2011, there were 65,076,161 and 65,076,161 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company’s Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.   As of December 31, 2012 and 2011, there were 1,500 shares of Series A Convertible Preferred Stock issued and outstanding.  The rights, preferences and privileges of the Series A Convertible Preferred Stock are summarized below.  As of December 31, 2012 and 2011, there were 2,500 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.   The rights, preferences and privileges of the Series B Convertible Preferred Stock are summarized in note 2 to these consolidated financial statements. As of December 31, 2012 and 2011, there was one (1) share of Non-Voting Designated preferred stock issued and outstanding.

Series A Convertible Preferred Stock Certificate of Designation

The Company created 1,500 shares of Series A Convertible Preferred  Stock by filing a Certificate of Designation (the "Series A Certificate of Designation") with the Secretary of State of the State of Delaware thereby amending its Amended and Restated Certificate of Incorporation, as amended. The Company issued and sold an aggregate of 1,500 shares of the Series A Convertible Preferred Stock as part of the units. The designation, powers, preferences and rights of the shares of Series A Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are contained in the Series A Certificate of Designation and are summarized as follows:

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

The foregoing description of the Series A Convertible Preferred Stock  is not complete and is qualified in its entirety by reference to the full text of the Series A Certificate of Designation and the form of Warrant, copies of which are listed and incorporated by reference as Exhibit 3.3 to this report in which these consolidated financials statements are included, and are incorporated herein by reference.

For the fiscal year ended December 31, 2012, certain executive officers of the Company agreed to surrender accrued and unpaid salary for the Company’s 2008 through 2012 calendar years of $387,000 and the Company reversed an accrual of retention bonuses of $300,000, which had been previously expensed.  These transactions were recognized as contributions to the Company’s Stockholders’ Deficit and classified as additional paid-in capital.

7.Share-Based Payments

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

Stock Option Grants

The weighted average fair value of the options granted on January 10, 2008 and May 19, 2008 to executive-designees and other non-employees was $0.00 per option at December 31, 2012. Fair value at December 31, 2012 was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

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

As of December 31, 2012 and 2011, the Company has a total of 5,563,350 and 5,563,350 options outstanding, respectively, to employees, directors, executive-designees and other non-employees. Compensation expense for stock option grants included in the accompanying statements of operations in selling, general and administrative expenses and loss from incidental operations is being recognized ratably over the vesting periods of the grants and was $0.0 million and $0.0 million for the years ended December 31, 2012 and 2011, respectively.

8.  Income Taxes

The Company has $149.2 million of net operating losses as of December 31, 2011, which start expiring in 2027.

The Company adopted the provisions of Financial Accounting Standards concerning Accounting for Uncertainty in Income Taxes an interpretation of previous Financial Accounting Standards upon the formation of the Company on June 15, 2007. As a result of the implementation of the accounting standards, the Company reviewed its uncertain tax positions in accordance with the recognition of the standards. As a result of this review, the Company concluded that it has no uncertain tax positions. Any potential uncertain tax positions relating to the partnerships that it acquired would accrue to the partnerships’ historic partners and not to the Company. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2012.

The Company will recognize interest and penalties related to any uncertain tax positions through income tax expense.

The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception. There are no income tax audits currently in process with any taxing jurisdictions.

9.  Litigation

Huff Litigation

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

Under the Court’s order for the Preliminary Approval, the Company was required to publish no later than 10 business days from September 10, 2012, the Notice Of Pendency And Proposed Settlement Of Shareholder Derivative Litigation (i) as an exhibit to a Current Report on Form 8-K and (ii) on its website along with the Settlement Agreement.  The Company satisfied in a timely manner the publication requirements cited in the preceding sentence. The Company was also required to publish no later than 10 business days from September 10, 2012 a Summary Notice of Pendency and Proposed Settlement of Shareholder Derivative Litigation once in each of the national editions of The Wall Street Journal and USA Today.  The Company satisfied in a timely manner the foregoing publications requirements in the national editions of The Wall Street Journal and USA Today.

The Court approved entry of the order on December 13, 2012, and there was a 30-day period to appeal after entry of the order, after which (assuming no appeal was taken) the terms will be effective upon the payment of $950,000 to Huff.  The appeal period was over on January 14, 2013 and the order was final.  Under the Settlement Agreement, January 14, 2013 is deemed to be the “Effective Date” of the Settlement Agreement.  The $950,000 was funded timely, $650,000 by the Company and $300,000 by its insurance carrier.

Effective March 1, 2013, in accordance with the requirements of the Settlement Agreement, the Company’s Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee, unanimously elected Andrew Perel as a member of the Board of Directors to serve until the next annual meeting of stockholders or the earlier of his resignation, removal and death and appointed Mr. Perel to serve as a member of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Immediately prior to Mr. Perel’s election to the Board and his appointment to the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, the Board increased the size of the Board to seven (7) members from six (6) members and increased the size of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee by one member.  Mr. Perel is an "independent" director (as defined in the Settlement Agreement and also as defined in the Company’s Charters for the Board of Directors’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and by applicable rules of The NASDAQ Global Market and the Securities and Exchange Commission relating thereto).

Miscellaneous

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2012.

10.  Related Party Transactions

Shared Services Agreements

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the Audit Committee. For the year ended December 31, 2012, Flag incurred and billed Circle $0.8 million. The services provided for the year ended December 31, 2012 were approved by the Audit Committee. For the year ended December 31, 2011, Flag incurred and billed Circle $0.3 million. The services provided for the year ended December 31, 2011 were approved by the Audit Committee and the related fees were paid subsequent to December 31, 2011. The services provided consisted primarily of accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s Audit Committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement runs until December 31, 2011, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties).  Payments under the agreements are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.  For the years ended December 31, 2012 and 2011, BPS incurred and billed the Company $0.1 million and $0.3 million respectively.  The shared services agreement with BPS was terminated on July 31, 2012.

As of February 15, 2011, the Company entered into a shared services agreement with Viggle Inc. (formerly known as Function (x) Inc.) (“Viggle”), pursuant to which it shares costs for legal services and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Viggle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  For the year ended December 31, 2012, Viggle incurred and billed the Company $0.3 million. Such amount has been paid by the Company.

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation (“SFX”), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel.  The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson.    Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company or Viggle directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company’s audit committee and a majority of the independent members of the Company’s Board of Directors have approved this shared services agreement.  For the year ended December 31, 2012, SFX incurred charges for $0.3 million and reimbursed the Company $0.1 million. Such amount has been paid to the Company.

Private Placements of Equity Securities and Unsecured Demand Loans

For a description of the Company’s private placements of its equity securities to certain of the Company’s directors, executive officers and greater than 10% stockholders and their affiliates and the Company’s borrowings under unsecured demand loans from certain of such persons, reference is made to Note 2 above.

11.  Subsequent Events

Settlement of Huff Litigation

An order approving the settlement of the Huff litigation and dismissing the lawsuit was entered on December 13, 2012.  The order could have been appealed until January 14, 2013, after which it became final, as no appeal was filed.  On January 16, 2013 the Company paid $650,000 and its insurance company paid $300,000 towards the $950,000 required for settlement of the litigation.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer, Paul C. Kanavos, and its principal accounting officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2012.  Based on this evaluation, the chief executive officer and principal accounting officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

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

3. Based on management’s evaluation under this framework, the Company determined that there are material weaknesses in its internal control over financial reporting as of December 31, 2012, which are discussed below under “Changes In Internal Control Over Financial Reporting.”  Accordingly, management has concluded that the Company’s internal control over financial reporting as of December 31, 2012 was not effective.

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

Because of our limited financial resources, we will need to evaluate whether we can remediate the internal control weaknesses.  This process would require additional resources that could allow us to undertake the following: (1) increasing staff to properly segregate duties; (2) expanding managerial oversight on projects focusing on safeguarding assets; and (3) modifying our processes to conform to our current line of business.

There is no assurance we will undertake the process or even if we do, that the process will remediate the foregoing internal control weaknesses or prevent the occurrence of additional material weaknesses in our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Circle Entertainment Inc.

The following table lists the names, ages and positions of our directors and executive officers as of March 27, 2013:

Name	Age	Position
Paul C. Kanavos	56	President, Director
Bryan E. Bloom	54	Director
David M. Ledy	63	Director
Gary McHenry	62	Chief Financial Officer
Michael J. Meyer	46	Director
Mitchell Nelson	65	Executive Vice President, General Counsel, Secretary
Robert F.X. Sillerman	64	Director
Harvey Silverman	70	Director

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

Bryan E. Bloom was re-designated as the Preferred Director in April 2012 by Huff, as the holder of the Non-Voting Designated Preferred Stock, to fill the vacancy created by Huff on April 8, 2010 when it removed Mr. Bloom as the Preferred Director without naming a successor.  Prior to his removal on April 8, 2010, Mr. Bloom had served as the Preferred Director since May 2008. Mr. Bloom has served as counsel of W.R. Huff Asset Management Co., L.L.C. and its affiliates for the past fourteen years. Prior to being employed by Huff, he was a tax partner at the law firm of Shanley & Fisher, P.C. Mr. Bloom is a Trustee of the Adelphia Recovery Trust, and has served on the Board of CKX, Inc., Impsat Communications and numerous privately held companies. He has been an adjunct professor at the graduate tax program at the Fairleigh Dickenson University and authored and lectured for the American Institute of Certified Public Accountants.

David M. Ledy is the Chief Operating Officer of U.S. Realty Advisors, LLC, a privately held firm based in New York that specializes in equity investments in corporate real estate assets and real estate advisory services to public companies, financial institutions and major private developers and investors.  Prior to joining US Realty Advisors in 1991, Mr. Ledy was a partner in the New York law firm Shea & Gould, where he was a member of the real estate department and chairman of the real estate workout group.  Mr. Ledy is a director of the First National Bank of New York.  Mr. Ledy previously served as a director of the Company from October 2007 until August 2009.  Mr. Ledy was selected to serve as a director because the Board of Directors believes his wide-ranging real estate experience will benefit our company

Michael J. Meyer was elected a director of the Company in May 2008. Mr. Meyer is the founding partner of 17 Broad LLC, a diversified investment vehicle and securities consulting firm. Prior to founding 17 Broad, from 2002 to 2007, Mr. Meyer served as Managing Director and Head of Credit Sales and Trading for Bank of America. Prior to that, Mr. Meyer spent four years as the Head of High Grade Credit Sales and Trading for UBS.  The Board of Directors selected Mr. Meyer to serve as a director because the Board of Directors believes his experience in financial planning and debt issues will benefit the Company.

Andrew Perel was elected a director of the Company effective March 1, 2013.  Under the terms of the Stipulation and Settlement Agreement between the Company and Huff, the Company agreed to elect an additional independent director and appoint such additional independent director to the Board of Directors’ standing committees, and Mr. Perel has been elected as such additional independent director of the Board of Directors.  Mr. Perel was also appointed to serve as a member of the Board of Directors’ standing committees (namely, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee) in accordance with the terms of the Settlement Agreement.  Mr. Perel is a Partner at the law firm of Michaelman and Robinson.  He was previously the Executive Vice-President, General Counsel and Secretary of a publicly traded real estate investment trust, and has worked as outside counsel to major financial institutions regarding real estate and capital markets transactions with emphasis on origination, securitization, mergers & acquisitions, corporate finance, litigation and insurance; providing due diligence, loss prevention, risk management and regulatory studies for the purchase, sale and financing of commercial real estate.   Mr. Perel has also served as counsel to insurance and reinsurance companies prosecuting and defending declaratory judgment actions and has extensive experience in all aspects of general liability and environmental insurance coverage, defense and subrogation matters.  He is on the Board of Directors for Trump Plaza, the Advisory Board for Lincoln Land Services (Chair), the Board of Directors for Sports Angels, Inc. and Chairs the Board of Directors for Manhattan Youth Baseball.  The Board of Directors selected Mr. Perel to serve as a director because the Board believes his finance and real estate legal and other experience will benefit the Company.

Gary A. McHenry has served as Chief Financial Officer since January 21, 2011.  Mr. McHenry served as the Company’s property subsidiary’s (and its predecessors’) Controller since 2007 and as Principal Accounting Officer since July 2009. In connection with the Chapter 11 Bankruptcy Proceeding of the Company's Las Vegas property subsidiary, Mr. McHenry served as Vice President of the Company's Las Vegas property subsidiary. Mr. McHenry is a CPA with numerous years’ financial experience in the real estate, manufacturing and communications industries.

Mitchell J. Nelson has served as Executive Vice President, General Counsel and Secretary since December 31, 2007. On February 11, 2011, Mr. Nelson was appointed as a director and Executive Vice President and General Counsel of Function (x) Inc. (now known as Viggle Inc.). In connection with the Chapter 11 Bankruptcy Proceeding of the Company's Las Vegas property subsidiary, Mr. Nelson served as President.. Mr. Nelson has served as Senior Vice President of Corporate Affairs for Flag Luxury Properties, LLC since February, 2003. He is a minority stockholder of Atlas, and served as its President until December 2008. He has served as counsel to various law firms since 1994. Prior to that, he was a senior real estate partner at the law firm of Wien, Malkin & Bettex, with supervisory responsibility for various commercial properties. Mr. Nelson was a director of The Merchants Bank of New York and its holding company until its merger with, and remains on the Advisory Board of, Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City.

Robert F.X. Sillerman served as Chairman of the board of directors and Chief Executive Officer from January 10, 2008 until January 13, 2013.  On February 11, 2011, Mr. Sillerman became the Executive Chairman of Function (x) Inc.  (now known as Viggle Inc.)., a publicly traded company of which he is the controlling stockholder.  Mr. Sillerman is also Executive Chairman and Chief Executive Officer of SFX Holding Corporation, a newly established company in the Electronic Dance Music area. Mr. Sillerman previously served as the Chief Executive Officer and Chairman of CKX (from February 2005 until May 2010). From August 2000 to February 2005, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm. Mr. Sillerman is a director, executive officer and controlling stockholder of Atlas Real Estate Funds, Inc., a greater than 5% stockholder of our company (“Atlas”).  Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through April 2010. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc., from its formation in December 1997 through its sale to Clear Channel Communications in August 2000.  The Board of Directors selected Mr. Sillerman to serve as a director because it believes he possesses significant entertainment and financial expertise, which will benefit the Company.

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

Former Directors

John D. Miller served as a Director from January 9, 2009 until June 2012, when he advised the Company that he would not stand for re-election.

Robert Sudack served as a Director from January 9, 2009 until his death on August 19, 2012.

Non-Voting Designated Preferred Stock Director

Under the terms of the Non-Voting Designated Preferred Stock, the holder of the Non-Voting Designated Preferred Stock is entitled to appoint a member our Board so long as it continues to beneficially own at least 20% of the 6,611,998 shares of our common stock that it acquired through (1) the distribution of our common stock by CKX, Inc. to its stockholders, (2) the exercise of rights in our rights offering completed in 2008, and (3) the purchase of shares that were not subscribed for in the rights offering pursuant to its investment agreement with us. Under the terms of the Non-Voting Designated Preferred Stock as specified in the Certificate of Designation, on May 14, 2008, the holder of the Non-Voting Designated Preferred Stock selected Bryan Bloom as its designee to serve on the Company’s Board. At the written request of the holder of the Non-Voting Designated Preferred Stock, its director designee shall be appointed by the Board to serve on each committee of the Board to the extent permissible under the applicable rules and regulations of the Securities and Exchange Commission or The NASDAQ Global Market, or applicable law. In accordance with the terms of the Non-Voting Designated Preferred Stock, Mr. Bloom (or any successor designated by the holder) has the right, subject to any restrictions of The NASDAQ Global Market or the Securities and Exchange Commission, or applicable law, to be a member of, and the chairman of, any committee of the Board formed for the purpose of reviewing any “related party transaction” that is required to be disclosed pursuant to Section 404 of the Sarbanes Oxley Act of 2002 or any successor rule or regulation or any transaction, contract, agreement, understanding, loan, advance or guarantee with, or for the benefit of, any of the Company’s directors, officers or affiliates, including any such committee that may be formed pursuant to the applicable rules and regulations of the Securities and Exchange Commission or The NASDAQ Global Market. However, if Mr. Bloom (or any successor designated by the holder) would not be deemed independent or disinterested with respect to a related party transaction and therefore would not satisfy The NASDAQ Global Market or other applicable requirements for serving on the special committee formed with respect thereto, Mr. Bloom (or any successor designated by the holder) will not serve on the relevant special committee but will have the right to attend meetings of such special committee as an observer, subject to any restrictions of The NASDAQ Global Market or applicable law. Furthermore, in the event that the attendance at any meetings of any such special committee would raise confidentiality issues as between the parties to the transaction that, in the reasonable opinion of counsel to the relevant special committee, cannot be resolved by a confidentiality agreement, Mr. Bloom (or any successor designated by the holder) shall be required to recuse himself from such meetings.  Mr. Bloom’s designation as director was withdrawn on April 8, 2010. On April 16, 2012, Huff re-designated Mr. Bloom as the Preferred Director.

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

Independent Director Appointment Pursuant to Huff Derivative Litigation Settlement

Effective March 1, 2013, in accordance with the requirements of the Settlement Agreement for settlement of the Huff stockholder derivate litigation, the Company’s Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee, unanimously elected Andrew Perel as a member of the Board of Directors to serve until the next annual meeting of stockholders or the earlier of his resignation, removal and death and appointed Mr. Perel to serve as a member of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Immediately prior to Mr. Perel’s election to the Board and his appointment to the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, the Board increased the size of the Board to seven (7) members from six (6) members and increased the size of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee by one member.  Mr. Perel is an "independent" director (as defined in the Settlement Agreement and also as defined in the Company’s Charters for the Board of Directors’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and by applicable rules of The NASDAQ Global Market and the Securities and Exchange Commission relating thereto).

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

To our knowledge, based solely on information furnished to us and contained in Section 16 reports filed with the Securities and Exchange Commission, as well as any written representations that no other reports were required, we believe that during 2012, all required Section 16 reports of our directors and executive officers and persons who own more than 10% of our outstanding common stock were timely filed.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code is posted on our website located at http://fxle.client.shareholder.com.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website at http://fxle.client.shareholder.com.

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s board of directors must meet the criteria for independence required by The NASDAQ Stock Market ® (even though the Company’s stock is no longer traded on such market) and that the Company shall at all times have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the board of directors shall have full and free access to officers and employees of the Company and require the board of directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines and the charters for these committees can be found on the Company’s website at http://fxle.client.shareholder.com.

 Board Committees

The following chart sets forth the membership of each board committee as of March 27, 2013.

Committee	Members

Audit Committee	Michael Meyer (Chairman) David M. Ledy Andrew Perel Harvey Silverman
Compensation Committee	Michael Meyer Andrew Perel Harvey Silverman
Nominating and Corporate Governance Committee	Harvey Silverman (Chairman) Michael Meyer Andrew Perel

Audit Committee

The Audit Committee is comprised of Messrs. Ledy, Meyer, Perel and Silverman. Mr. Meyer is the Chairman of the Audit Committee. The Audit Committee assists our board of directors in fulfilling its responsibility to oversee management’s conduct of our financial reporting process, including the selection of our outside auditors, review of the financial reports and other financial information we provide to the public, our systems of internal accounting, financial and disclosure controls and the annual independent audit of our financial statements.

All members of the Audit Committee are independent within the meaning of the rules and regulations of the SEC, and our Corporate Governance Guidelines. In addition, Mr. Meyer is qualified as an audit committee financial expert under the regulations of the SEC and has the accounting and related financial management expertise required thereby.

ITEM 11.   EXECUTIVE COMPENSATION

2012 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2012 and December 31, 2011 by our Chief Executive Officer and the two other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2012. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation		Total
Robert F.X. Sillerman	2012	---			---		---		---	---
Former Chairman and Chief Executive Officer (1)	2011	---			---		---		---	---

Paul Kanavos	2012	$225,000			---		---		---	225,000
President	2011	200,000	(2)	$	---	$	---	$	---	$200,000

Mitchell Nelson	2012	250,000			---		---		---	250,000
General Counsel	2011	265,000	(2)		---		---	$	---	$265,000

(1)	Mr. Sillerman resigned as Chairman of the Board of Directors and Chief Executive Officer of the Company effective January 12, 2013. He continues to serve as a member of the Board of Directors.
(2)
In connection with the modification of Mr. Kanavos’ employment agreement in June 2009, he is entitled to a retention bonus of $95,000, which has not been paid as of March 27, 2013. As of December 31, 2012, Mr. Kanavos’ accrued but unpaid salary was $375,000 for 2012, $400,000 for 2011 and $600,000 for 2010 as well as $245,000 for 2009.  As of December 31, 2012, Mr. Nelson’s accrued but unpaid salary was $50,000 for 2012, $72,500 for 2011 and $365,000 for 2010 as well as $150,000 for 2009.

Outstanding Equity Awards at December 31, 2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options ($)	Option Exercise Price ($)	Option Expiration
Robert F.X. Sillerman	250,000	(1)			5.00	5/19/18
	250,000	(1)			6.00	5/19/18

Paul Kanavos	100,000	(1)			5.00	5/19/18
	100,000	(1)			6.00	5/19/18
Mitchell Nelson	100,000	(1)			5.00	5/19/18
	100,000	(1)			6.00	5/19/18
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

The employment agreements of each of Messrs. Kanavos and Nelson provide for the following benefits in the event of their death: (a) all earned but unpaid Base Salary at the time of the Executive’s death; the full costs relating to the continuation of any group health, medical, dental and life insurance program or plan provided through the Employer for a period of ninety (90) days after the termination of Employment; and all reimbursable business expenses incurred by the Executive through time of his death.  The approximate amount that would be due to the estates of Messrs. Kanavos and Nelson in the event of their death as of December 31, 2012 would be $1,620,000 and $637,500, respectively, because of accrued but unpaid Base Salary owed to Messrs. Kanavos and Nelson.

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

For 2012, non-employee directors accrued an annual fee of $80,000 plus $1,000 for attendance at each meeting of our board of directors and $750 for attending each meeting of a committee of which he is a member. The chairperson of the Audit Committee received an additional annual fee of $20,000 and each of the other members of the Audit Committee received an additional fee of $10,000 for serving on the Audit Committee.  The chairpersons of each other committee received an additional annual fee of $10,000 and each of the other members of such committees received an additional annual fee of $5,000. All fees described above are payable half in cash and half in equity awards or options under the Company’s 2007 Long-Term Incentive Compensation Plan, though each non-employee director will have the option to elect, on an annual basis, to receive 100% of his compensation in equity awards or stock options.

The Company pays non-employee directors on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate or options therefore on the date granted.  During 2012 and 2011 (as well as 2010), fees earned were not paid.

The total compensation accrued by our non-employee directors during fiscal year 2012 is shown in the following table (1):

	Fees	Option
	Accrued	Awards	Total
Name	($)(1)	($)(2)	($)
David M. Ledy	$41,457	---	41,457
Michael Meyer	$124,250	---	124,250
John Miller	$54,543	---	$54,543
Harvey Silverman	$107,000	---	$107,000
Robert Sudack	$60,000	---	$60,000
Bryan Bloom	$20,000	---	$20,000

(1)
For 2012 (as well as 2011), fees have been accrued and not paid due to the Company’s cash position.  Directors are entitled to be paid half in cash and half in equity, unless they elect to receive a greater percentage of their compensation in equity.   The manner and timing of satisfying this obligation is under consideration and may be satisfied using cash, equity, or any combination thereof.

(2)
The amounts shown represent the aggregate grant date fair value of stock options computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 "Compensation-Stock Compensation" (“FASB ASC Topic 718”).  The value ultimately realized by the director upon the actual exercise of the stock options may or may not be equal to the FASB ASC Topic 718 computed value.  The discussion of the assumptions used for purposes of the valuation of the stock options appears in Note 7 of our consolidated financial statements included elsewhere herein.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during the past fiscal year an officer or employee of us, was formerly an officer of us or any of our subsidiaries or has an immediate family member that was an officer or employee of us or had any relationship requiring disclosure under “Item 13. Certain Relationships, Related Transactions, and Director Independence ” of this report.

During the last fiscal year, none of our executive officers served as:

●      a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) or another entity, one of whose executive officers served on our compensation committee;

●      a director of another entity, one of whose executive officers served on our compensation committee; and

●      a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of us.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans, our 2007 Executive Equity Incentive Plan and our 2007 Long-Term Incentive Compensation Plan.  For a description of our 2007 Executive Equity Incentive Plan and 2007 Long-Term Incentive Compensation Plan, see Note 7 to our audited consolidated financial statements included elsewhere in this report.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(#)	($)	(#)

Equity compensation plans approved by security holders	5,563,350	3.12	9,936,650

Equity compensation plans not approved by security holders	-	-	-

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 27, 2013 by:

●	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock,
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to common stock purchase warrants or stock options held by that person that are exercisable as of March 27, 2013 or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

As of March 27, 2013, there were 65,076,161 shares of the registrant’s common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock
Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)	29,665,806	30.9%
Paul C. Kanavos (3) (6)	36,114,518	46.2%
Brett Torino (4) (6)	25,451,794	32.4%
The Huff Alternative Fund, L.P. (5)	9,864,543	14.7%

Directors and Named Executive Officers (not otherwise included above):
Bryan Bloom	0	0
Gary McHenry	0	*
David M. Ledy(7)	832,293	1.3%
Michael J. Meyer (8)	481,306	*
Mitchell J. Nelson (9)	295,571	*
Andrew Perel	0	*
Harvey Silverman (10)	4,369,229	6.5%
All directors and executive officers as a group (9 individuals) (11)	97,210,517	92.1%

*      Represents less than 1%.

(1)  Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o Circle Entertainment Inc., 70 East 55th Street, New York, New York 10022, telephone (212) 796-8199.

(2)  Sillerman beneficially owns (i) directly 12,605,756 shares of Common Stock (consisting of: (A) 8,850,263 shares of Common Stock owned by Sillerman; (B) 250,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable at $5.00 per share; (C) 250,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable or exercisable within 60 days of March 27, 2013 at $6.00 per share; (D) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.2919 per share; (E) 888,011 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.3041 per share; (F) 411,984 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.2403 per share); and (ii) indirectly 16,960,050 shares of Common Stock (consisting of:  (A) 4,423,264 shares of Common Stock owned of record by Laura Baudo Sillerman, Sillerman’s spouse; (B) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.08 per share; (C) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per shares; (D) 362,637 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.273 per share; (E) 618,557 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.291 per share; (F) 572,410 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2621 per share; (G) 505,575 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2018 per share; (H) 625,390 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2399 per share; (I) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2634 per share; (J) 43,250 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.5778 per share; and (K) 5,501,611 shares of Common Stock owned of record by Atlas).  Excludes shares issuable upon conversion of Series A Convertible Preferred Shares and Series B Convertible Preferred Shares, as follows: (A) 856,531 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman and his spouse, as joint tenants, that are convertible at $0.2335 per share; (B) 369,913 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman and his spouse that are convertible at $0.2433 per share; (C) 151,099 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2184 per share; (D) 257,732 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2328 per share; (E) 238,435 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2097 per share; (F) 210,630 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1614 per share; (G) 260,552 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1919 per share; (H) 560,600 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2107 per share; and (I) 18,023 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.4622 per share.

(3)  Kanavos beneficially owns (i) directly 24,147,055 shares of Common Stock (consisting of: (A) 354,254 shares of Common Stock owned of record by Kanavos; (B) 11,619,273 shares of Common Stock owned of record by Kanavos and his spouse, Dayssi Olarte de Kanavos, as joint tenants; (C) 500,000 shares of Common Stock owned of record by the Paul C. Kanavos 2008 GRAT; (D) 1,142,860 shares of Common Stock issuable upon the exercise of presently exercisable warrants held by Kanavos and his spouse, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; (E) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable at $5.00 per share; (F) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable or exercisable within 60 days of March 27, 2013 at $6.00 per share; (G) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.08 per share; (H) 362,637 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.273 per share; (I) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per share; (J) 572,410 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2621 per share; (K) 411,984 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2403 per share; (L) 505,575 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2018 per share; (M) 625,390 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2399 per share; (N) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2634 per share) and (O) 43,250 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.5778 per share; and (ii) indirectly 16,558,481 shares of Common stock (consisting of: (A) 5,556,870 shares of Common Stock held by the Kanavos Dynasty Trust 2011, a trust formed by Kanavos for the benefit of his spouse and children (“KDT”); (B) 362,637 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.273 per share; (C) 618,557 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.291 per share; (D) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.2919 per share; (E) 888,011 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.3041 per share; (F) 436,345 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.2621 per share; and (G) 5,501,611 shares of Common Stock (consisting of the shares of Common Stock owned of record by Atlas). Kanavos’ beneficial ownership excludes 500,000 shares of Common Stock owned of record by his spouse’s GRAT, the Dayssi Olarte de Kanavos 2008 GRAT. Excludes shares issuable upon conversion of Series A Convertible Preferred Shares and Series B Convertible Preferred Shares, as follows: (A) 151,099 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2184 per share; (B) 257,732 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2328 per share; (C) 856,531 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2335 per share; (D) 369,913 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2433 per share; (E) 238,435 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2097 per share; (F) 210,630 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.1614 per share; (G) 260,552 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.1919 per share; (H) 560,600 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.2107 per share; and (I) 18,022.5 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.4622 per share.

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

(6)  Messrs. Kanavos and Torino hold 2,071,471 and 3,117,155 of the shares reported above through the Private Clients and Asset Management business group of (“PCAM”) of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”).  Deutsche Bank AG and Deutsche Bank Trust Company Americas has filed a Schedule 13G dated February 11, 2011 for such shares held by PCAM wherein it indicates PCAM holds such shares in the capacity of an investment adviser.  According to the Schedule 13G, the filing does not reflect securities, if any, beneficially owned by any other business group of DBAG and the filing should not be construed as an admission that PCAM is, for purposes of Section 13(d) under the Securities Exchange Act, the beneficial owner of any of the shares covered by the filing.  The address of DBAG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

(7)  Includes:  832,239 shares of Common Stock issuable upon the exercise of warrants held by Mr. Ledy that are presently exercisable at $0.2403 per share.  Excludes 529,291 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Mr. Ledy that are convertible at $0.32 per share.

(8)  Includes: (i) 32,695 shares of Common Stock owned of record by Mr. Meyer; and (ii) 448,611  shares of Common Stock issuable upon the exercise of stock options held by Mr. Meyer that are presently exercisable at $0.18 per share.

(9)   Includes (i) 95,571 shares of Common Stock held by LMN 134 Family Company, LLC, a family company of which Mr. Nelson is manager; (ii) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Nelson that are presently exercisable at $5.00 per share; and (iii) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Nelson that are presently exercisable or exercisable within 60 days of March 27, 2013 at $6.00 per share.

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

(11)  Includes an aggregate of 26,754,957 shares of common stock underlying presently exercisable warrants and options described above in notes 2, 3, 4, 6, 7, 8, 9, and 10.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are a number of conflicts of interest of which stockholders should be aware regarding our ownership and operations. Set forth below a list of related parties with whom we have engaged in one or more transactions as well as a summary of each transaction involving such related parties.

Related Parties

●	Robert F.X. Sillerman, our former Chairman and Chief Executive Officer and current Director, owns approximately 29.3% of the outstanding equity of Flag Luxury Properties.
●	Paul Kanavos, our President and Chief Executive Officer of Flag Luxury Properties, owns approximately 29.3% of the outstanding equity of Flag Luxury Properties.
●
Viggle Inc. and the Company entered into a shared services agreement as of February 15, 2011 relating to services to be performed by Mitchell J. Nelson as Executive Vice President and General Counsel of both companies to share employment and overhead-related expenses.  Viggle Inc. is a publicly traded company controlled by Robert F.X. Sillerman.

●
SFX Holding Corporation and the Company entered  into a shared services agreement as of January 4, 2013, relating to services to be performed by Mitchell J. Nelson for both companies to share employment and overhead-related expenses.  SFX Holding Corporation is a private company also controlled by Robert F.X. Sillerman.

Flag Shared Services Arrangement

We are party to a shared services arrangement with Flag Luxury Properties, a company owned and controlled by Robert F.X Sillerman, Paul Kanavos and Brett Torino, pursuant to which Flag reimburses the Company for the services of Mitchell J. Nelson and certain administrative employees, based on an allocation of time spent on Flag matters and certain administrative personnel, based on an allocation of their time spent with respect to Company matters. The shared services arrangement is at will and may be terminated at any time by either party.

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

The Company presents the report prepared as described above to the Audit Committee. Because the shared services arrangement with Flag constitutes an agreement with a related party, the allocation and reimbursements are reviewed and approved by the Audit Committee of the board of directors of the Company, which consists entirely of independent members of the board of directors. If the Audit Committee raises any questions or issues with respect to the report, the parties cause their duly authorized representatives to meet promptly to address such questions or issues in good faith and, if appropriate, prepare a revised report. If the report is approved by the Audit Committee, then the net payment due as shown in the report is promptly paid.  For the year ended December 31, 2012, Flag incurred and billed the Company $0.8 million.

BPS Shared Services Arrangement

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement runs until December 31, 2012, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties.  Payments under the agreements are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. For the year ended December 31, 2012, BPS incurred and billed the Company $0.1 million.  The shared services agreement with BPS was terminated on July 31, 2012.

Viggle Shared Services Arrangement

As of February 15, 2011, the Company entered into a shared services agreement with Viggle Inc. (formerly known as Function (x) Inc.) (“Viggle”), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Viggle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The audit committee of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company’s Audit Committee and a majority of the independent members of the Company’s Board of Directors have approved this shared services agreement.   For the year ended December 31, 2012, Viggle incurred and billed the Company $0.3 million.

SFX Shared Services Arrangement

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation (“SFX”), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company and Viggle for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  Because this transaction is subject to certain rules regarding “affiliate” transactions, the Company’s Audit Committee and a majority of the independent members of the Company’s Board of Directors have approved this shared services agreement.

Private Equity and Debt Financings

During 2011 and 2012, the Company sold certain of its equity securities in private placements to certain of its directors, executive officers and greater than 10% stockholders and their affiliates and received unsecured demand loans from certain of these persons as described under “Item 1. Business—2011and 2012 Private Equity and Debt Financings.” These private placements and unsecured demand loans were approved by a majority of the Company’s disinterested directors, to the extent applicable.

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

Messrs  Ledy, Meyer, Silverman and Perel, whose biographical information is included above under the heading “Executive Officers and Directors of Circle Entertainment Inc.,” have been appointed to our Board as independent directors and qualify as such under the applicable rules of The NASDAQ Global Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the aggregate fees for services provided by L.L. Bradford & Company, LLC. to the Company and its subsidiaries with respect to the years ended December 31, 2012 and December 31, 2011:

	2012	2011

Audit Fees(1)	$81,500	$94,000
Audit-Related Fees
Tax Fees
All Other Fees

Total	$81,500	$94,000

(1)
For 2012 and 2011, audit fees were for the quarterly reviews of the Form 10-Q reports for the quarters ended March 31, June 30, and September 30, 2012 and 2011 and for audit services, including (i) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on the Company's consolidated financial statements and (ii) consultation with management as to the accounting or disclosure treatment of transactions or events.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Documents filed as part of this Report:

(1) Financial Statements

See Table of Contents to Financial Statements at page 24.

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012 and December 31, 2011.

Financial Statement Schedule

SCHEDULE II

Circle Entertainment Inc.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(DOLLARS IN THOUSANDS)

	Balance at		Additions	Additions
	Beginning		Charged (Credited)	Charged
	of		to Costs	to Other			Balance at
Description	Period		And Expenses	Accounts	Deductions		End of Period
For the Year Ended December 31, 2012
Allowance for doubtful accounts	$	---	$ ---	$ ---	$	---	$	---
Deferred taxes valuation allowance		---	---	---		---		---

Total	$	---	$ ---	$ ---	$	---	$	---

For The Year Ended December 31, 2011
Allowance for doubtful accounts	$	---	---	---		---		---
Deferred taxes valuation allowance		---	---	---		---		---

Total	$	---	---	---		---		---

Exhibits

The documents set forth below are filed or furnished herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Certificate of Designation of Non-Voting Preferred Stock of the registrant (5)

3.3	Certificate of Designation of Series A Convertible Preferred Stock of the registrant (16)

3.4	Certificate of Designation of Series B Convertible Preferred Stock of the registrant (19)

3.5	Certificate of Ownership and Merger of the registrant (22)

3.6	Amended and Restated By-Laws of the registrant (4)

4.1	Certificate of Designation of Non-Voting Preferred Stock of the registrant (5)

4.2	Certificate of Designation of Series A Convertible Preferred Stock of the registrant (16)

4.3	Certificate of Designation of Series B Convertible Preferred Stock of the registrant (19)

10.1	Employment Agreement between the registrant and Mitchell J. Nelson, dated as of December 31, 2007 (3)

10.2	Employment Agreement between the registrant and Paul C. Kanavos, dated as of December 31, 2007 (3)

10.3	2007 Long-Term Incentive Compensation Plan (4)

10.4	2007 Executive Equity Incentive Plan (4)

10.5	Registration Rights Agreement, dated as of May 13, 2008, by and between FX Real Estate and Entertainment Inc. and The Huff Alternative Fund, L.P. and The Huff Alternative Parallel Fund, L.P. (6)

10.6	Form of Subscription Agreement (7)

10.7	Form of $4.50 Warrant (7)

10.8	Form of $5.50 Warrant (7)

10.9	Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Long-Term Incentive Compensation Plan (8)

10.10	Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Executive Equity Incentive Plan (8)

10.11	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Paul C. Kanavos (9)

10.12	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Mitchell J. Nelson (9)

10.13	Form of Subscription Agreement (10)

10.14	Form of Warrant (10)

10.15	Form of Subscription Agreement (11)

10.16	Form of Warrant (11)

10.17	Shared Services Agreement dated as of October 1, 2010 by and between BPS Parent, LLC and the registrant (12)

10.18	Form of Subscription Agreement (13)

10.19	Form of Warrant (13)

10.20	Exclusive License Agreement entered into September 10, 2010 by and among William J. Kitchen, US ThrillRides, LLC and Circle Entertainment SV-I, LLC (14)

10.21	Development Agreement dated and effective as of September 10, 2010 by and among Circle Entertainment SV-I, LLC and US ThrillRides, LLC and William J. Kitchen (as to certain provisions thereof) (14)

10.22	Form of Warrant issued to William J. Kitchen and his designees (14)

10.23	Transaction Agreement by and between Circle Entertainment Property-Orlando, LLC and The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (15)

10.24
First Amendment to Transaction Agreement by and between Circle Entertainment Property-Orlando, LLC and The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (16)

10.25	Operating Agreement (16)

10.26	Funding Agreement (16)

10.27	Termination and Settlement Agreement by and among William J. Kitchen, US ThrillRides, LLC and Circle Entertainment SV-I, LLC (12)

10.28	Form of Promissory Note (17)

10.29	Stipulation and Settlement Agreement with the Huff Alternative Fund and the Huff Alternative Parallel Fund (18)

10.30†	Shared Services Agreement dated as of February 15, 2011 by and between Function (x) Inc. and the registrant

14.1	Code of Ethics (4)

21.1†	List of Subsidiaries

23.1†	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)

31.1†	Certification of Principal Executive Officer.

31.2†	Certification of Principal Accounting Officer

32.1†	Section 1350 Certification of Principal Executive Officer

32.2†	Section 1350 Certification of Principal Accounting Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Extension Schema Document
______________________
† Filed herewith
†	* Furnished herewith (not filed)

(1)	Incorporated by reference to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on December 6, 2007.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 9, 2008.

(3)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on February 4, 2008

(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 31, 2008

(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 17, 2008

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 29, 2008

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated June 23, 2009

(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 9, 2009

(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 11, 2010

(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated August 17, 2012

(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated August 18, 2010

(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 10, 2010

(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 28, 2011

(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated November 16, 2012

(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 3, 2011

(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 12, 2012

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 is listed in exhibits 10.1, 10.2, 10.3, 10.4, 10.9, 10.10, 10.11 and 10.12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Circle Entertainment Inc.

By:	/s/ Paul C. Kanavos	March 27, 2013
Paul C. Kanavos President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul C. Kanavos	March 27, 2013
Paul C. Kanavos, President

By:	/s/ Gary McHenry	March 27, 2013
Gary McHenry, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Bryan E. Bloom	March 27, 2013
Bryan E. Bloom, Director

By:	/s/ David M. Ledy	March 27, 2013
David M. Ledy, Director

By:	/s/ Michael Meyer	March 27, 2013
Michael Meyer, Director

By:	/s/ Andrew Perel	March 27, 2013
Andrew Perel, Director

By:	/s/ Robert F.X. Sillerman	March 27, 2013
Robert F.X. Sillerman, Director

By:	/s/ Harvey Silverman	March 27, 2013
Harvey Silverman, Director

INDEX TO EXHIBITS

The documents set forth below are filed or furnished herewith.

Exhibit Number	Description

10.31†	Shared Services Agreement dated as of January 4, 2013 by and between SFX Holding Corporation and the registrant
21.1†	List of Subsidiaries
23.1†	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936).
31.1†	Certification of Principal Executive Officer.
31.2†	Certification of Principal Accounting Officer
32.1†	Section 1350 Certification of Principal Executive Officer
32.2†	Section 1350 Certification of Principal Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.LAB*	XBRL Extension Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
______________________
† Filed herewith
†	* Furnished herewith (not filed)