Form 10-K/A
period 2012-12-31
Circle Entertainment, Inc.
filed 2013-05-08
CIK 1410402

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

70 East 55 th Street
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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

Circle Entertainment Inc. (the “Company”) is amending its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2013, to restate its audited consolidated financial statements (other than its consolidated statement of operations) as of December 31, 2012 and for the year then ended to reflect the effects of accounting and reporting errors related to the incorrect classification and recording of the funds the Company received prior to December 31, 2012 under the Funding Agreement as debt. The funds received by the Company prior to December 31, 2012 under the Funding Agreement should be classified and recorded as equity contributions. Reference is made to Item 1 of Part I of the Original Filing and this Amendment No. 1 for a description of the Funding Agreement. These accounting and reporting errors and the related adjustments resulted in an understatement of additional paid in capital of $3,981,616, an overstatement of total shareholders’ deficit of $3,981,616 and an overstatement of the liability due to related parties of $3,981,616 for the year ended December 31, 2012.

In addition, the Company has concluded that these accounting and reporting errors constitute an additional material weakness in the Company’s internal control over financial reporting as of December 31, 2012 and that its disclosure controls and procedures were ineffective at December 31, 2012 (by reason of this additional material weakness as well as other previously existing material weaknesses cited in the Original Filing; see Item 9A of Part II, “Controls and Procedures (Restated)”, “Management’s Report on Internal Control Over Financial Reporting (Restated)” and “Changes in Internal Control over Financial Reporting (Restated)” herein.

Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates in this Amendment No. 1 have been made to the Original Filing. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment No. 1 does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this Amendment No. 1. Accordingly, this Amendment No. 1 only amends and restates Items 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications pursuant Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2 and an updated signature page.

Circle Entertainment Inc.
Annual Report on Form 10-K/A (Amendment No. 1)
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

As has been previously reported, in November 2012, the Company restructured its position under the existing transaction agreement (the “Transaction Agreement”, as more particularly described herein) for the Orlando project ( i.e ., co-development of an entertainment destination center on International Drive in Orlando, Florida) pursuant to a First Amendment to the Transaction Agreement and Assignment of Rights (the “First Amendment”, as more particularly described herein).

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

Funding Agreement .

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

The SkyView ™ Agreements

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

Termination of the SkyView Agreements

On August 23, 2012, a Termination and Settlement Agreement was entered into by the Company, terminating the License Agreement and the Development Agreement (together with the License Agreement, the “ SkyView™ Agreements ”) relating to the SkyView™ technology. The principal terms of the Termination and Settlement Agreement are as follows:

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

You must consider our proposed business and prospects in light of the risks and difficulties we will encounter as a company with no existing operations or operating history, senior management with limited experience in our line of business and limited financial resources. We are subject to significant business, economic and competitive uncertainties and contingencies frequently encountered by fledgling businesses in competitive environments, many of which are beyond our control. Because we have no operating history in this line of business, it may be more difficult for us to prepare for and respond to these types of risks and the risks described under this “ Item 1.A. Risk Factors” and elsewhere in this report than for a company with an established business and operating cash flow. If we are unable to successfully address these risks and difficulties, our business, operating results and financial condition could be materially and adversely affected.

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
____________
(1)      The Company has moved its executive office from 650 Madison Avenue to 70 East 55 th Street effective March 14, 2013.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

As has been previously reported, in November 2012, the Company restructured its position under the existing transaction agreement (the “Transaction Agreement”) for the Orlando project ( i.e ., co-development of an entertainment destination center on International Drive in Orlando, Florida) pursuant to a First Amendment to the Transaction Agreement and Assignment of Rights (the “First Amendment”).

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

Reference is made to “ Item 1. Business—Evolution of the Company’s Current Business ” of this report for a further description of the preceding events and related agreements.

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

For 2012, our cash needs were funded from borrowings under unsecured demand loans as described under “ Item 1. Business—2011 and 2012 Private Equity and Debt Financings.” of this report  and under the Funding Agreement. Because we do not currently generate any revenue, we intend to fund our current line of business and satisfy our liquidity requirements for the next twelve months through the Funding Agreement or, if that fails to be adequate for such purpose for any reason, through equity and/or debt financings. There is no assurance the Funding Agreement will provide sufficient funds or that we will be able to complete equity and/or debt financings, if necessary, on terms acceptable to us or at all.

Unless we can successfully develop and commercialize our location-based entertainment line of business, it is highly unlikely that we will be able to continue as a going concern.

Cash Flow for the Year Ended December 31, 2012

Operating Activities

Cash used in operating activities of approximately $5.9 million for the year ended December 31, 2012 consisted primarily of the net loss for the period of approximately $13.9 million, a decrease in other assets of approximately $1.0 million and a decrease in accounts payable of approximately $0.1 million, which was offset by an increase in interest accrued under the debt owed to related parties of approximately $0.6 million, an increase in reclassified capitalized development costs of approximately $2.9 million, an increase in write-off of capitalized development costs of approximately $2.6 million, an increase in write-off of advanced royalty fees of approximately $1.4 million, an increase in the write-off of license fees of approximately $0.9 million and other expenses of $0.7 million. There were changes in working capital levels of approximately $6.4 million for the year ended December 31, 2012.

Investing Activities

Cash used in investing activities of approximately $1.7 million for the year ended December 31, 2012 primarily reflects approximately $1.7 million used for capitalized development costs during the period.

Financing Activities

Cash provided by financing activities of approximately $8.0 million for the year ended December 31, 2012 reflects proceeds from the net contribution received from the Funding Agreement of approximately $4.0 million and approximately $4.0 million in proceeds from demand loans from related parties.

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

As discussed in Note 11 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2012 and the related statements of stockholders’ equity and cash flows for the year ended December 31, 2012 have been restated.

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

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
March 27, 2013 (except for the effect of the restatement discussed in Note 11 to the consolidated financial statements, for which the date is May 8, 2013).

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS	(Restated)
Current assets:
Cash and cash equivalents	$1,024	$577
Restricted cash	---	---
Prepaid expenses and other current assets	20	98

Total current assets	1,044	675
Investment in real estate:
Furniture, fixtures and equipment	20	18
Capitalized development costs	---	3,977
Less: accumulated depreciation	(15)	(11)

Net investment in real estate	5	3,984
Other assets	2	1,545
Due from related party	181	---

Total assets	$1,232	$6,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,356	$4,701
Other current liabilities
Due to related parties	898	329
Loans from and payable to related parties	11,083	7,050

Total current liabilities	16,337	12,080
Other long-term liabilities	---	---

Total liabilities	16,337	12,080
Contingently redeemable stockholders’ deficit	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1,500 shares of Series A Preferred, 2,500 shares of Series B Preferred, and 1 share of Non-Voting Designated Stock issued and outstanding at December 31, 2012 and December 31, 2011, respectively

Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,161 and 65,076,161 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	651	651
Additional paid-in-capital	95,607	90,939
Accumulated deficit	(111,363)	(97,466)

Total stockholders’ deficit	(15,105)	(5,876)

Total liabilities and stockholders’ deficit	$1,232	$6,204

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

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Consolidated	Consolidated
	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:	(Restated)
Net (loss) income	$(13,897)	$(5,277)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	4	11
Write down of capitalized development costs	2,589	---
Write down of advanced royalty fees	1,375	---
Write down of license fees	922	---
Reclassified capitalized development costs	2,947	---
Surrender of accrued salary	687	---
Share based payments	---	—
Changes in operating assets and liabilities:
Other current and non-current assets	(967)	(799)
Accounts payable and accrued expenses	(126)	2,365
Accrued license fees	---	---
Due to related parties	569	169

Net cash (used in) provided by operating activities	(5,897)	(3,531)

Cash flows (used in) provided by investing activities:
Capitalized development costs	(1,668)	(3,754)
Purchase of property and equipment	(2)	(10)

Net cash (used in) provided by investing activities	(1,670)	(3,764)

Cash flows provided by financing activities:
Proceeds from private placement of units	---	450

Net contribution received from Funding Agreement	3,981	---
Loans from related parties	4,033	7,050

Net cash provided by financing activities	8,014	7,500

Net increase in cash and equivalents	447	205
Cash and cash equivalents — beginning of period	577	372

Cash and cash equivalents — end of period	$1,024	$577

Supplemental cash flow disclosures:
Cash paid for interest	$294	$517

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (RESTATED)
(amounts in thousands, except share data)

	Preferred Stock			Common Stock		Additional	Stock Subscription	Accumulated
	Shares	Amount		Shares	Amount	Paid-In-Capital	Receivable	Deficit	Total

Balance at December 31, 2010	3,550	$	---	65,403,876	$654	$90,486	$ ---	$(92,189)	$(1,049)
Private placement of units	450		---	---	---	450	---	---	450
Stock subscription receivable	---		---	---	---	---	---	---	---
Stock option expense	---		---	---	---	---	---	---	---
Eliminated amounts of discontinued operations	---		---	(327,715)	(3)	3	---	---	---
Warrant valuation	---		---	---	---	---	---	---	---
Net income	---		---	---	---	---	---	(5,277)	(5,277)
Balance at December 31, 2011	4,000		---	65,076,161	651	90,939	---	(97,466)	(5,876)
Private placement of units	---		---	---	---	---	---	---	---
Stock subscription receivable	---		---	---	---	---	---	---	---
Stock option expense	---		---	---	---	---	---	---	---
Accrued salary surrender and reversal	---		---	---	---	687	---	---	687
Net contribution received from the Funding Agreement	---		---	---	---	3,981	---	---	3,981
Net income	---		---	---	---	---	---	(13,897)	(13,897)
Balance at December 31, 2012	4,000		---	65,076,161	651	95,607	---	(111,363)	(15,105)

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.
(F/K/A FX Real estate and Entertainment Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

As has been previously reported, in November 2012, the Company restructured its position under the existing transaction agreement (the “Transaction Agreement”, as more particularly described herein) for the Orlando project ( i.e ., co-development of an entertainment destination center on International Drive in Orlando, Florida) pursuant to a First Amendment to the Transaction Agreement and Assignment of Rights (the “First Amendment”, as more particularly described herein).

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

Funding Agreement .

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

The SkyView ™ Agreements

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

Termination of the SkyView Agreements

On August 23, 2012, a Termination and Settlement Agreement was entered into by the Company, terminating the License Agreement and the Development Agreement (together with the License Agreement, the “ SkyView™ Agreements ”) relating to the SkyView™ technology. The principal terms of the Termination and Settlement Agreement are as follows:

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

Loss Per Share/Common Shares Outstanding

Earnings (loss) per share are computed in accordance with Financial Accounting Standards concerning Earnings Per Share . Basic earnings (loss) per share are calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the years ended December 31, 2012 and December 31, 2011, 10,962,794 and 10,962,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Share-Based Payments

In accordance with Financial Accounting Standards concerning Share-Based Payment s, the fair value of stock options is estimated as of the grant date based on a Black-Scholes option pricing model. Judgment is required in determining certain of the inputs to the model, specifically the expected life of options and volatility. As a result of the Company’s short operating history, no reliable historical data is available for expected lives and forfeitures. The Company estimates the expected life of its stock option grants at the midpoint between the vesting dates and the end of the contractual term. This methodology is known as the simplified method and is used because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. We estimated forfeitures based on management’s experience. The expected volatility is based on an analysis of comparable public companies operating in the Company’s industry.

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

7. Share-Based Payments

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

11. Restatement of Audited Consolidated Financial Statements

The Company has restated its audited consolidated financial statements (other than its consolidated statement of operations) as of December 31, 2012 and for the year then ended to reflect the effects of accounting and reporting errors related to the incorrect classification and recording of the funds the Company received prior to December 31, 2012 under the Funding Agreement. The funds received by the Company prior to December 31, 2012 under the Funding Agreement have been reclassified as a net contribution to equity because the Company has no obligation to repay such funds, as opposed to the original classification of debt due to a related party. The error resulted in an understatement of additional paid-in-capital of approximately $4.0 million, an oversstatement of shareholders’ deficit of approximately $4.0 million and an overstatement of the liability due to related parties of approximately $4.0 million. The funds received under the Funding Agreement have been classified as equity contributions because of the material mutual ownership relationship of the parties to the Funding Agreement.

12. Subsequent Events

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES (RESTATED)

Restatement

As discussed elsewhere in this Amendment No. 1 and in Note 11 to the audited consolidated financial statements contained in Part II, Item 8 hereof, the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2012 to restate its audited consolidated financial statements (other than the consolidated statement of operations) as of December 31, 2012 and for the year then ended to reflect the effects of accounting and reporting errors related to the incorrect classification and recording of the funds the Company received prior to December 31, 2012 under the Funding Agreement with the Project Owner of the Orlando project as debt. The funds received by the Company prior to December 31, 2012 under the Funding Agreement should be classified and recorded as equity contributions.

Evaluation of Disclosure Controls and Procedures (Restated)

In the Company’s Annual Report on Form 10-K (“Original Filing”) for the year ended December 31, 2012, as filed with the SEC on March 27, 2013, management, with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 or 15d-15 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Original Filing. Based on that evaluation, the Company’s management initially concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective. In connection with the restatement discussed above, our principal executive officer and chief financial officer reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 pursuant to SEC Rule 13a-15(b) under the Exchange Act. As a result of such reevaluation and the material weakness in our internal control over financial reporting described below, our management has now concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting (Restated)

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

3. In the Original Filing, based on management’s evaluation under this framework, the Company determined that there are material weaknesses in its internal control over financial reporting as of December 31, 2012, which are discussed below under “ Changes In Internal Control Over Financial Reporting .” In addition, in connection with the restatement discussed in Note 11 to the Company’s audited consolidated financial statements included elsewhere herein, management has subsequently determined that an additional material weakness existed as of December 31, 2012. This additional material weakness in the Company’s disclosure control procedures is that the Company did not properly classify and record the funds it received prior to December 31, 2012 under the Funding Agreement. Accordingly, management has again concluded that the Company’s internal control over financial reporting as of December 31, 2012 was not effective and restated its report on internal control over financial reporting.

Changes in Internal Control over Financial Reporting (Restated)

The loss of certain key accounting and finance personnel, coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets, accounting for funds received under the Funding Agreement and the financial statement close process. Due to the impact of these events on our internal control over financial reporting in these areas, significant adjustments have been and continue to be necessary to present our consolidated financial statements in accordance with generally accepted accounting principles. As a result, material weaknesses in internal controls over financial reporting, as previously determined since before December 31, 2010, continue to persist.

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

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code is posted on our website located at http://fxle.client.shareholder.com .

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website at http://fxle.client.shareholder.com .

Corporate Governance Guidelines

The Company has Corporate Governance Guidelines which provide, among other things, that a majority of the Company’s board of directors must meet the criteria for independence required by The NASDAQ Stock Market ® (even though the Company’s stock is no longer traded on such market) and that the Company shall at all times have a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committees will be made up entirely of independent directors. The Corporate Governance Guidelines also outline director responsibilities, provide that the board of directors shall have full and free access to officers and employees of the Company and require the board of directors to conduct an annual self-evaluation to determine whether it and its committees are functioning effectively. The Corporate Governance Guidelines and the charters for these committees can be found on the Company’s website at http://fxle.client.shareholder.com .

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
__________
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

The total compensation accrued by our non-employee directors during fiscal year 2012 is shown in the following table (1):

	Fees	Option
	Accrued	Awards	Total
Name	($) (1)	($) (2)	($)
David M. Ledy	$41,457	---	41,457
Michael Meyer	$124,250	---	124,250
John Miller	$54,543	---	$54,543
Harvey Silverman	$107,000	---	$107,000
Robert Sudack	$60,000	---	$60,000
Bryan Bloom	$20,000	---	$20,000

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

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during the past fiscal year an officer or employee of us, was formerly an officer of us or any of our subsidiaries or has an immediate family member that was an officer or employee of us or had any relationship requiring disclosure under “ Item 13. Certain Relationships, Related Transactions, and Director Independence ” of this report.

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

As of March 27, 2013, there were 65,076,161 shares of the registrant’s common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock

Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)	29,665,806	30.9%
Paul C. Kanavos (3) (6)	36,114,518	46.2%
Brett Torino (4) (6)	25,451,794	32.4%
The Huff Alternative Fund, L.P. (5)	9,864,543	14.7%

Directors and Named Executive Officers (not otherwise included above):
Bryan Bloom	0	0
Gary McHenry	0	*
David M. Ledy (7)	832,293	1.3%
Michael J. Meyer (8)	481,306	*
Mitchell J. Nelson (9)	295,571	*
Andrew Perel	0	*
Harvey Silverman (10)	4,369,229	6.5%
All directors and executive officers as a group (9 individuals) (11)	97,210,517	92.1%
_________________________
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

Private Equity and Debt Financings

During 2011 and 2012, the Company sold certain of its equity securities in private placements to certain of its directors, executive officers and greater than 10% stockholders and their affiliates and received unsecured demand loans from certain of these persons as described under “ Item 1. Business—2011and 2012 Private Equity and Debt Financings.” These private placements and unsecured demand loans were approved by a majority of the Company’s disinterested directors, to the extent applicable.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the aggregate fees for services provided by L.L. Bradford & Company, LLC. to the Company and its subsidiaries with respect to the years ended December 31, 2012 and December 31, 2011:

	2012	2011

Audit Fees (1)	$81,500	$94,000
Audit-Related Fees
Tax Fees
All Other Fees

Total	$81,500	$94,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES (RESTATED)

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

10.25	Operating Agreement (16)

10.26	Funding Agreement (16)

10.27	Termination and Settlement Agreement by and among William J. Kitchen, US ThrillRides, LLC and Circle Entertainment SV-I, LLC (12)

10.28	Form of Promissory Note (17)

10.29	Stipulation and Settlement Agreement with the Huff Alternative Fund and the Huff Alternative Parallel Fund (18)

10.30†	Shared Services Agreement dated as of February 15, 2011 by and between Function (x) Inc. and the registrant

14.1	Code of Ethics (4)

21.1 †	List of Subsidiaries

23.1 †	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)

31.1 †	Certification of Principal Executive Officer (Restated)

31.2 †	Certification of Principal Accounting Officer (Restated)

32.1 †	Section 1350 Certification of Principal Executive Officer (Restated)

32.2 †	Section 1350 Certification of Principal Accounting Officer (Restated)

101.INS*	XBRL Instance Document (Restated)

101.SCH*	XBRL Extension Schema Document (Restated)

101.CAL*	XBRL Extension Calculation Linkbase Document (Restated)

101.LAB*	XBRL Extension Label Linkbase Document (Restated)

101.PRE*	XBRL Presentation Linkbase Document (Restated)

101.DEF*	XBRL Definition Linkbase Document (Restated)

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Extension Schema Document
______________________
† Filed herewith
†	* Furnished herewith (not filed)

(1)	Incorporated by reference to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on December 6, 2007.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 9, 2008.

(3)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on February 4, 2008

(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 31, 2008

(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 17, 2008

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 29, 2008

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated June 23, 2009

(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 9, 2009

(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 11, 2010

(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated August 17, 2012

(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated August 18, 2010

(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 10, 2010

(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 28, 2011

(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated November 16, 2012

(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 3, 2011

(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 12, 2012

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 is listed in exhibits 10.1, 10.2, 10.3, 10.4, 10.9, 10.10, 10.11 and 10.12.

SIGNATURES (RESTATED)

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Circle Entertainment Inc.

By:	/s/ Paul C. Kanavos	May 8, 2013
Paul C. Kanavos President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul C. Kanavos	May 8, 2013
Paul C. Kanavos, President

By:	/s/ Gary McHenry	May 8, 2013
Gary McHenry, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Bryan E. Bloom	May 8, 2013
Bryan E. Bloom, Director

By:	/s/ David M. Ledy	May 8, 2013
David M. Ledy, Director

By:	/s/ Michael Meyer	May 8, 2013
Michael Meyer, Director

By:	/s/ Andrew Perel	May 8, 2013
Andrew Perel, Director

By:	/s/ Robert F.X. Sillerman	May 8, 2013
Robert F.X. Sillerman, Director

By:	/s/ Harvey Silverman	May 8, 2013
Harvey Silverman, Director

INDEX TO EXHIBITS

The documents set forth below are filed or furnished herewith.

Exhibit Number	Description

10.31 †	Shared Services Agreement dated as of January 4, 2013 by and between SFX Holding Corporation and the registrant
21.1 †	List of Subsidiaries
23.1 †	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)
31.1 †	Certification of Principal Executive Officer (Restated)
31.2 †	Certification of Principal Accounting Officer (Restated)
32.1 †	Section 1350 Certification of Principal Executive Officer (Restated)
32.2 †	Section 1350 Certification of Principal Accounting Officer (Restated)
101.INS*	XBRL Instance Document (Restated)
101.SCH*	XBRL Extension Schema Document (Restated)
101.CAL*	XBRL Extension Calculation Linkbase Document (Restated)
101.LAB*	XBRL Extension Label Linkbase Document (Restated)
101.PRE*	XBRL Presentation Linkbase Document (Restated)
101.DEF*	XBRL Definition Linkbase Document (Restated)
________________
† Filed herewith
†	* Furnished herewith (not filed)