Form 10-Q
period 2013-03-31
Circle Entertainment, Inc.
filed 2013-05-09
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______________

Commission File No. 001-33902

Circle Entertainment Inc.
(Exact name of Registrant as specified in its charter)

Delaware	36-4612924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

70 East 55th Street, New York, New York 10022
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 796-8199

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

As of May 8, 2013, there were 65,076,161 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the words “we,” “us,” “our,” “Circle Entertainment,” and the “Company” collectively refer to Circle Entertainment Inc. and its consolidated subsidiaries, Circle Entertainment SV-I, LLC, Circle Entertainment SV-Management, LLC, Circle Entertainment SV-Orlando, LLC, Circle Entertainment Orlando-Property LLC, FXL, Inc., Circle Heron LLC, FX Luxury, LLC, and Circle I Drive LLC.

We have been pursuing the development and commercialization of our location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing. We do not currently generate any revenue from our location-based entertainment line of business and our expenses are currently being funded by proceeds from a development loan for the Orlando, Florida project in which we have a minority ownership interest.  This funding from the development loan may be inadequate to fund our expenses or cease under certain circumstances, in either case our ability to continue as a going concern will depend on our ability to complete equity and/or debt financings until such time, if ever, as we commercialize and generate significant revenue from our location-based entertainment line of business. Investors should read all of the information set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2012 in order to better understand the financial condition of, and risks of investing in, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Circle Entertainment Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31,
	Unaudited	2012
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$354,305	$1,023,674

Prepaid expenses and other current assets	13,597	19,779

Total current assets	367,902	1,043,453
Investment in real estate:
Furniture, fixtures and equipment	20,254	20,254
Leasehold improvements	24,000	---
Less: accumulated depreciation	(16,157)	(15,115)

Net investment in real estate	28,097	5,139
Other assets, net	207,437	183,495

Total assets	$603,436	$1,232,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,884,209	$4,356,269
Due to related parties	1,095,657	897,986

Loans payable to related parties	11,083,000	11,083,000
Total current liabilities	16,062,866	16,337,255
Other long-term liabilities	---	---

Total liabilities	16,062,866	16,337,255
Commitments and contingencies	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share of Non-Voting Designated Preferred Stock issued and outstanding at March 31, 2013 and December 31, 2012, respectively 1,500 shares of Series A Convertible Preferred Stock issued and outstanding at March 31, 2013 and December 31, 2012, respectively, and 2,500 shares of Series B Convertible Preferred Stock issued and outstanding at March 31, 2013 and December 31, 2012, respectively	40	40
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,161 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	650,762	650,762
Additional paid-in-capital	95,698,549	95,607,547

Accumulated deficit	(111,808,781)	(111,363,517)

Total stockholders’ deficit	(15,459,430)	(15,105,168)

Total liabilities and stockholders’ deficit	$603,436	$1,232,087

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	246,552	933,693
Depreciation and amortization	1,042	903
Real estate taxes	---	185,628

Total operating expenses	247,594	1,120,224

Loss from operations	(247,594)	(1,120,224)
Interest income	1	1
Interest expense	(197,671)	(241,886)
Other expense

Net loss	(445,264)	(1,362,109)
Basic and diluted loss per share	$(0.01)	$(0.02)
Basic and diluted average number of common shares outstanding	65,076,161	65,076,161

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc
  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net loss	$(445,264)	$(1,362,109)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,042	903
Changes in operating assets and liabilities:
Receivables
Other current assets	(17,760)	(255,288)
Accounts payable and accrued expenses	(472,060)	180,086

Due to related parties	197,671	115,647

Net cash (used in) provided by operating activities	(736,371)	(1,320,761)

Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(24,000)	(2,500)
Capitalized development costs	---	(464,227)

Net cash (used in) provided by investing activities	(24,000)	(466,727)

Cash flows provided by financing activities:
Net contribution from funding agreement	91,002	---
Proceeds from loans payable to related parties	---	1,350,000

Net cash provided by financing activities	91,002	1,350,000

Net (decrease) / increase in cash and equivalents	(669,369)	(437,488)
Cash and cash equivalents — beginning of period	1,023,674	577,373

Cash and cash equivalents — end of period	$354,305	$139,885

Supplemental cash flow data:
Cash paid for interest	$ ---	$126,239

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 reflect the results of operations of Circle Entertainment Inc., a Delaware corporation (hereinafter, “Circle” or the “Company”), and its consolidated subsidiaries, Circle Entertainment SV-I, LLC, Circle Entertainment SV-Management, LLC, Circle Entertainment SV-Orlando, LLC, Circle Entertainment Orlando-Property LLC, FXL, Inc., Circle Heron LLC, FX Luxury, LLC, and Circle I Drive LLC.

The consolidated financial statements for the three months ended March 31, 2013 and 2012 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The consolidated balance sheet at December 31, 2012 has been derived from the Company’s restated audited consolidated financial statements (other than its consolidated statement of operations) as of that date. These unaudited consolidated financial statements for the three months ended March 31, 2013 and 2012 should be read in conjunction with such restated audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for such year as filed with the Securities and Exchange Commission on May 8, 2013 (the “2012 Form 10-K/A”). As described in the 2012 Form 10-K/A, the Company restated its audited consolidated financial statements (other than its consolidated statements of operations) as of December 31, 2012 and for the year then ended to reflect the effects of accounting and reporting errors related to the incorrect classification and recording of the funds the Company received prior to December 31, 2012 under the Funding Agreement (as described in the 2012 Form 10-K/A and Note 2 below). The funds received by the Company prior to December 31, 2012 under the Funding Agreement were reclassified as a net contribution to equity because the Company has no obligation to repay such funds, as opposed to the original classification of debt due to a related party. The error resulted in an understatement of additional paid-in-capital of approximately $4.0 million, an overstatement of shareholders’ deficit of approximately $4.0 million and an overstatement of the liability due to related parties of approximately $4.0 million as of and for the year ended December 31, 2012. In the Company’s restated audited consolidated financial statements (other than its consolidated statement of operations) as of December 31, 2012 and for the year then ended and in these unaudited consolidated financial statements for the three months ended March 31, 2013, the funds received under the Funding Agreement have been classified as equity contributions because of the material mutual ownership relationship of the parties to the Funding Agreement.

The operating results for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for the full year.

2.	Business of the Company

The Company has been pursuing the development and commercialization of its location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing. The Company does not currently generate any revenue from its location-based entertainment line of business and, as described below, its expenses are currently being funded by proceeds from a development loan for the Orlando, Florida project in which the Company has a minority ownership interest. This funding from the development loan may be inadequate to fund the Company’s expenses or cease under certain circumstances, in either case the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generate significant revenue from its location-based entertainment line of business.

As has been previously reported, in November 2012, the Company restructured its position in the proposed co-development of an entertainment destination center on International Drive in Orlando, Florida (the “Orlando Project”). As a consequence of the restructuring, the Company now owns an 8.5% membership interest in I Drive Live Parent LLC, the owner of the Orlando Project (the “Project Owner”), pursuant to an operating agreement (the “Operating Agreement”). The Principals (as hereinafter defined), which include certain directors, officers, and greater than 10% stockholders of the Company (the “Company Principals”) and others (with the Company Principals, the “Principals”) own approximately 87.25% of the membership interests in the Project Owner, and a consultant to the Company owns an additional 4.25%. The Principals provided guarantees as a condition of obtaining financing from an institutional investor/lender (the “Financing Source”) that acquired the parcel of land designated for the Orlando Project (the “Square Parcel”) and has leased the Square Parcel to entities owned by the Project Owner. As part of the restructuring, the Company entered into a funding agreement (the “Funding Agreement”), pursuant to which the Company is to receive from the project development loan amounts between $100,000 and $250,000 per month to meet its ongoing overhead expenses as long as the Financing Source continues to fund the project development loan for the Orlando Project. For a more complete description of the restructuring of the Company’s position in the Orlando Project, including changes to the original transaction agreement (the “Transaction Agreement”) pursuant to the related First Amendment and Assignment of Rights Agreement (the “First Amendment”), reference is made to “Item 1. Business—Overview of the Company and its Current Business” of the 2012 Form 10-K/A

Pursuant to the Operating Agreement, the affairs of Project Owner will be managed by managers selected by the members other than the Company. The Company will be liable for its pro rata share of required additional capital contributions, but the remedies if it is unable to fund all or any portion of required additional capital contributions would be dilution of its membership interest (dilution of 25% and 50% for the first and second time, respectively, and dilution of 25% for each time thereafter), the Company's right to receive distributions of net cash flow would be subordinated and the Company's voting rights would be relinquished. Voting by members is in accordance with percentage interests, so the Company’s vote of 8.5% will, in all likelihood, not be significant in decision-making authority. The Operating Agreement further provides that the transfer of membership interests may only be made with consent of a super-majority of the non-transferring members. There are tag-along rights in the event a member decides to sell its membership interest. Under the Operating Agreement, distributions of cash or property will be made first, to members for a preferred return of 12% per annum on their capital contributions; second, to unreturned additional capital contributions; and third, in accordance with percentage interests. Because of the terms of the loans on the Square Parcel, aside from the amounts set forth above, it is not anticipated that the Company will receive any distributions until the $50,000,000 loan to construct the observation wheel (located on the Square Parcel) is paid off, as the Financing Source has a cash sweep provision and will apply all excess cash to repayment of the loan and interest earned thereon, estimated to be a minimum of more than 5 years from the opening of the Orlando Project. Construction of the Orlando Project is now underway and completion is estimated to occur by the first quarter 2015. There is no assurance that there will ever be distributions to the Company under the Operating Agreement or the amount of any such distributions.

Under the Funding Agreement, certain proceeds shall be disbursed to the Company from project financing, from time to time, only if, as and when disbursed by the lenders. The Funding Agreement includes a separate commitment to fund between $100,000 and $250,000 a month for ongoing overhead expenses of the Company from the monthly draws for construction and improvements to the property so long as such draws continue, which is anticipated to be approximately 18 to 20 months (from December 2012) during the construction period and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.

As has been previously reported, on August 23, 2012, the Company, pursuant to a termination and settlement agreement, terminated (i) the Exclusive License Agreement with William J. Kitchen and US ThrillRides, LLC, pursuant to which the Company was granted a worldwide exclusive license to use and commercially exploit all of these counterparties’ patents and other intellectual property, trade secrets and know-how pertaining to all aspects of the adaptation of an observation wheel legally known as a SkyView™ including, without limitation, its engineering, design, development, construction, operation and maintenance, and (ii) the related Development Agreement with these counterparties (these agreements are collectively referred to as “SkyView Agreements” ). The Company’s obligations with respect to the SkyView Agreements have been satisfied in full.

The Transaction Agreement remains in effect as to the other property, known as the “OHI Parcel”, consisting of 10 acres in Orlando, Florida. The closing date for acquisition of the OHI Parcel has been delayed to June 30, 2013. The Company will require at least $1,000,000 to fund closing the acquisition of the OHI Parcel. The Company does not currently have sufficient cash on hand or any financing commitment to fund the closing of the OHI Parcel. The Company is considering its alternatives for the OHI Parcel.

For a more detailed description of the Transaction Agreement, its First Amendment, the Operating Agreement, the Funding Agreement and the termination of the SkyView Agreements, reference is made to “Item 1. Business—Overview of the Company and its Current Business” of the 2012 Form 10-K/A.

3.	Going Concern

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

However, because we do not currently generate any revenue from our new line of business, we may not be able to continue as a going concern for the next twelve months. Our ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando Project and the Project Owner continuing to provide us with funds under the Funding Agreement and/or our ability to complete equity and/or debt financings.

The Company has received an opinion from its auditor expressing substantial doubt as to its ability to continue as a going concern. Investors are encouraged to read the information set forth herein and in the 2012Form 10-K/A in order to better understand the financial condition of, and risks of investing in, the Company.

4.	Accounting Policies

Significant Accounting Policies

During the three months ended March 31, 2013, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the 2012 Form 10-K/A.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly periods ended March 31, 2013 and 2012, or which are expected to impact future periods, which were not previously disclosed in prior periods.

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

Earnings/(loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings/(loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings/(loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the three months ended March 31, 2013 and 2012, 5,563,350 and 10,892,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

6.	Loans Payable to Related Parties

During 2012 and 2011, the Company funded its short-term capital requirement through private equity financings. The financings made were unsecured demand loans, bearing interest at the rate of 6% per annum. The total loan proceeds for the periods ended March 31, 2013 and December 31, 2012 were $11,083,000, respectively.

The Company used the loan proceeds to fund working capital requirements and for general corporate purposes. Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

7.	Share-Based Payments

There was no compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses for the three months ended March 31, 2013 and 2012, respectively.

8.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended March 31, 2013 and 2012, respectively, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2013.

There are no income tax audits currently in process with any taxing jurisdictions.

9.	Commitments and Contingencies

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

Under the Settlement Agreement, among other things, the Company agreed to elect to its board of directors an additional independent director, who shall also serve as a member of all committees of the board of directors. The Company is required to elect such additional independent director within sixty (60) days after the Effective Date and is not permitted to decrease the number of independent directors for a period of at least three (3) years from the Effective Date. Therefore, the Company’s Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee, unanimously elected Andrew Perel as a member of the Board of Directors, effective March 1, 2013, to serve until the next annual meeting of stockholders or the earlier of his resignation, removal and death and appointed Mr. Perel to serve as a member of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Immediately prior to Mr. Perel’s election to the Board and his appointment to the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, the Board increased the size of the Board to seven (7) members from six (6) members and increased the size of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee by one member. Mr. Perel is an "independent" director (as defined in the Settlement Agreement and also as defined in the Company’s Charters for the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and by applicable rules of The NASDAQ Global Market and the Securities and Exchange Commission relating thereto).

Preferred Dividends in Arrears

As of March 31, 2013, there were total dividend arrearages on the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of approximately $360,044 and $483,744, respectively. These dividend arrearages constitute $240.03 and $193.50 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively

10.	Related Party Transactions

Shared Services Agreement and Arrangement

Certain employees of Flag Luxury Properties, LLC (“Flag”) (a company owned and controlled by Paul Kanavos, Robert F.X. Sillerman and Brett Torino), from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the Company’s audit committee. For the three months ended March 31, 2013 and 2012, Flag incurred and billed the Company $0.1 and $0.1 million, respectively. The services provided for the three months ended March 31, 2013 and 2012 were approved by the Company’s audit committee. The services provided consisted primarily of accounting and legal services provided by Flag on behalf of Circle. Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate. This arrangement was approved by the Company’s independent directors. To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor. Such arrangement is reviewed by the Company’s audit committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology. Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto. The Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee. A true-up will be made if there are any adjustments. The term of the shared services agreement ran until December 31, 2011, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties). Payments under the agreement are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due. For the three months ended March 31, 2013 and 2012, BPS incurred and billed the Company $0 and $0.1 million, respectively. The shared services agreement with BPS was terminated on July 31, 2012.

As of February 15, 2011, the Company entered into a shared services agreement with Function (x) Inc., now known as Viggle Inc. (“Viggle”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel and General Counsel to Viggle. The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which were initially estimated to be divided evenly between the companies. However, during the first quarter of 2013, Circle’s share was reduced to 25%. Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. For the three months ended March 31, 2013and 2012, Viggle incurred and billed the Company $0.1 million and less than $0.1 million, respectively.

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation, now known as SFX Entertainment Inc. (“SFX”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its General Counsel. The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson. Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company or Viggle directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). During the first quarter of 2013, SFX’s share was 25%, which was reimbursed directly to Viggle. For the three months ended March 31, 2013, SFX did not incur or bill the Company for any shared services.

As a result of the foregoing shared services agreements with Viggle and SFX, the Company is responsible for 25% of the costs for legal and administrative services in support of Mr. Nelson, its General Counsel.

Unsecured Demand Loans

During 2012 and 2011, the Company funded its short-term capital requirement through private equity financings. The financings made were unsecured demand loans, bearing interest at the rate of 6% per annum. The total loan proceeds for the periods ended March 31, 2013 and December 31, 2012 were $11,083,000, respectively.

The Company used the loan proceeds to fund working capital requirements and for general corporate purposes. Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

11.	Subsequent Events

Restatement

As discussed in Note 1, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2012 to restate its audited consolidated financial statements (other than the consolidated statement of operations) as of December 31, 2012 and for the year then ended to reflect the effects of accounting and reporting errors related to the incorrect classification and recording of the funds the Company received prior to December 31, 2012 under the Funding Agreement. The Company filed its Annual Report on Form 10-K/A (Amendment No. 1) with such restated audited consolidated financial statements with the Securities and Exchange Commission on May 8, 2013 after reporting the need to do so in a Current Report on Form 8-K it filed with the Securities and Exchange Commission on May 2, 2013.

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

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements (restated as of December 31, 2012 and for the year then ended) and related notes of the Company included in its Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2012 and the consolidated financial statements and related notes of the Company included elsewhere in this Quarterly Report.

Executive Summary

We have been pursuing the development and commercialization of our new location-based entertainment line of business since September 10, 2010. We do not currently generate any revenues from this line of business.

As has been previously reported, in November 2012, the Company restructured its position under the Transaction Agreement for the Orlando project (i.e., co-development of an entertainment destination center on International Drive in Orlando, Florida) pursuant to the First Amendment.

Also has been previously reported in August 2012, the Company terminated the SkyView Agreements pursuant to a termination and settlement agreement.

In connection with the First Amendment, an institutional investor/lender (the “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of certain directors, officers and greater than 10% stockholders of the Company (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such Principals guaranteed as a condition to obtaining the financing. The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately $5,700,000) were satisfied by the Project Owner. The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing.

Reference is made to note 2 to our consolidated financial statements included elsewhere in this report for a further description of the preceding events and related agreements.

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

Consolidated Operating Results for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue

No revenue was generated for the three months ended March 31, 2013 and 2012.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 were approximately $248,000. Actual operating expenses, excluding depreciation, decreased in the first quarter of 2013 as compared to the first quarter of 2012 by approximately $873,000. This decrease includes a decrease of approximately $687,000 in selling, general and administrative expenses due to a decrease in salaries and wages of approximately $75,000, a decrease in legal fees of approximately $94,000; an increase in funded SG&A costs of $485,000, a decrease in rent of $30,000, a decrease in shared services of $59,000, a decrease in other expenses of $36,000 offset by an increase of approximately $92,000 in consulting fees. The balance of the $873,000 decrease in operating expenses was due to a decrease of approximately $186,000 in real estate taxes. Included in corporate overhead expenses for the three months ended March 31, 2013 is a charge of approximately $83,000 in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization remained unchanged in the first quarter of 2013 as compared to the first quarter of 2012 due primarily to the minimal investment in capitalized property and equipment.

Interest Expense

Interest expense, net, decreased by approximately $44,000 in the first quarter of 2013 as compared to the first quarter of 2012 due to a decrease in debt service incurred on the Orlando property pursuant to the restructured Transaction Agreement.

Income Taxes

For the three months ended March 31, 2013 and 2012, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Liquidity and Capital Resources

During the three months ended March 31, 2013, we have funded our short-term capital requirements through the Funding Agreement.

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

Cash Flow for the Three Months Ended March 31, 2013 and 2012

Operating Activities

Cash used in operating activities of approximately $736,000 for the three months ended March 31, 2013 consisted primarily of the net loss for the period of approximately $445,000, which includes depreciation and amortization costs of approximately $1,000 and a decrease in accounts payable of approximately $472,000, a decrease in other assets of approximately $17,000 offset by an increase in due to related parties of approximately $198,000. There was a decrease in working capital levels during the quarter of approximately $292,000 for the three months ended March 31, 2013.

Investing Activities

Cash used in investing activities of $24,000 for the three months ended March 31, 2013 primarily reflects the purchase of property and equipment.

Financing Activities

Cash provided by financing activities of approximately $91,000 for three months ended March 31, 2013 represents the net contribution received from the Funding Agreement.

Uses of Capital

At March 31, 2013, we had $11,083,000 of principal amount of debt outstanding and approximately $354,000 in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.

Capital Expenditures

Our business plan is to develop and commercial our location-based entertainment line of business, including development opportunities for destination entertainment centers anchored by an observation wheel-type attraction. The development and commercialization of this location-based entertainment line of business will require significant expenditures for which we do not have adequate sources of financing at this time.

Dividends

We currently intend to retain any future earnings to support operations and to finance development and commercialization of our location-based entertainment line of business and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Furthermore, our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are senior to our Common Stock as to the right to receive cash dividends. There are current dividend arrearages on our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and unless and until such arrearages are satisfied in full, we may not pay cash dividends on our Common Stock. In addition, the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our common stock.

Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2013.

Inflation

Inflation is not expected to have an immediate impact on our location-based entertainment line of business.

Application of Critical Accounting Policies

During the quarter ended March 31, 2013, there were no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2012.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

ITEM 4.	CONTROLS AND PROCEDURES

Restatement

As discussed in note 1 to the Company’s consolidated financial statements included elsewhere in this report, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2012 to restate its audited consolidated financial statements (other than the consolidated statement of operations) as of December 31, 2012 and for the year then ended to reflect the effects of accounting and reporting errors related to the incorrect classification and recording of the funds the Company received prior to December 31, 2012 under the Funding Agreement. The funds received by the Company prior to and since December 31, 2012 under the Funding Agreement have been classified and recorded as equity contributions.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer, Paul C. Kanavos, and its principal financial officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2013. Based on this evaluation and as a result of the restatement discussed above, the chief executive officer and principal financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective.

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

Although we had initiated a process which would allow our company to remediate the internal control weaknesses, this process has been terminated due to our financial constraints and limited activities.

There is no assurance we will proceed at any time to complete the process, or even if we do that the process will remediate the foregoing internal control weaknesses or prevent the occurrence of additional material weaknesses in our internal control over financial reporting.

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to note 9 (Huff Litigation) to the Company’s consolidated financial statements included elsewhere in this report for the information required by this Item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Reference is made to note 9 (Preferred Dividends in Arrears) to the Company’s consolidated financial statements included elsewhere in this report for the information required by this Item.

ITEM 6.	EXHIBITS

The documents set forth below are filed or furnished herewith.

Exhibit Number	Description

31.1 †	Certification of Principal Executive Officer

31.2 †	Certification of Principal Financial Officer

32.1 *	Section 1350 Certification of Principal Executive Officer

32.2 *	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.DEF*	XBRL Definition Linkbase Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Extension Schema Document
___________
† Filed herewith

* Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf of the undersigned thereunto duly authorized.

Circle Entertainment Inc.

May 9, 2013	By:	/s/ Paul C. Kanavos
Paul C. Kanavos President (Principal Executive Officer)

By:	/s/ Gary McHenry
Gary McHenry Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

31.1†	Certification of Principal Executive Officer

31.2†	Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2 *	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.DEF*	XBRL Definition Linkbase Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Extension Schema Document
__________
† Filed herewith

* Furnished herewith (not filed)