Form 10-Q
period 2013-06-30
Circle Entertainment, Inc.
filed 2013-08-09
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, there were 65,076,161 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Circle Entertainment Inc.

CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2013	2012
ASSETS	Unaudited	(Restated)
Current assets:
Cash and cash equivalents	$340,421	$1,023,674

Prepaid expenses and other current assets	19,802	19,779

Total current assets	360,223	1,043,453
Investment in real estate:
Furniture, fixtures and equipment	20,254	20,254
Leasehold improvements	24,000	---
Capitalized development costs	4,772	---
Less: accumulated depreciation	(17,199)	(15,115)

Net investment in real estate	31,827	5,139
Due from related party	170,000	181,317
Other assets, net	119,050	2,178

Total assets	$681,100	$1,232,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,084,193	$4,356,269
Due to related parties	1,262,353	897,986

Loans payable to related parties	11,083,000	11,083,000
Total current liabilities	16,429,546	16,337,255
Other long-term liabilities	---	---

Total liabilities	16,429,546	16,337,255
Commitments and contingencies	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1 share of Non-Voting Designated Preferred Stock issued and outstanding at June 30, 2013 and December 31, 2012, respectively, 1,500 shares of Series A Convertible Preferred Stock issued and outstanding at June 30, 2013 and December 31, 2012, respectively, and 2,500 shares of Series B Convertible Preferred Stock issued and outstanding at June 30, 2013 and December 31, 2012, respectively	40	40
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,161 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	650,762	650,762
Additional paid-in-capital	95,856,726	95,607,547

Accumulated deficit	(112,255,974)	(111,363,517)

Total stockholders’ deficit	(15,748,446)	(15,105,168)

Total liabilities and stockholders’ deficit	$681,100	$1,232,087

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30, 2013	June 30, 2012

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	279,456	984,436
Depreciation and amortization	1,041	1,041
Real estate taxes	---	60,000

Total operating expenses	280,497	1,045,477

Loss from operations	(280,497)	(1,045,477)
Interest income	---	1
Interest expense	(166,696)	(263,664)
Other expense	---	(950,000)

Net loss	(447,193)	(2,259,140)
Basic and diluted loss per share	$(0.01)	$(0.03)
Basic and diluted average number of common shares outstanding	65,076,161	65,076,161

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	526,008	1,918,129
Depreciation and amortization	2,083	1,944
Real estate taxes	---	245,628

Total operating expenses	528,091	2,165,701

Loss from operations	(528,091)	(2,165,701)
Interest income	1	2
Interest expense	(364,367)	(505,550)
Settlement expense	----	(950,000)

Net loss	(892,457)	(3,621,249)
Basic and diluted loss per share	$(0.01)	$(0.06)
Basic and diluted average number of common shares outstanding	65,076,161	65,076,161

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.

  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net loss	$(892,457)	$(3,621,249)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,083	1,944
Changes in operating assets and liabilities:
Receivables		---
Other current assets	(105,577)	(342,724)
Accounts payable and accrued expenses	(272,076)	1,620,834

Due to related parties	364,367	253,072

Net cash (used in) provided by operating activities	(903,660)	(2,088,123)

Cash flows (used in) provided by investing activities:
Purchase of property and equipment	(24,000)	(2,500)
Capitalized development costs	(4,772	(822,016)

Net cash (used in) provided by investing activities	(28,772)	(824,516)

Cash flows provided by financing activities:
Net contribution from funding agreement	249,179	---
Proceeds from loans payable to related parties	---	2,550,000

Net cash provided by financing activities	249,179	2,550,000

Net (decrease) / increase in cash and equivalents	(683,253)	(362,639)
Cash and cash equivalents — beginning of period	1,023,674	577,373

Cash and cash equivalents — end of period	$340,421	$214,734

Supplemental cash flow data:
Cash paid for interest	$ ---	$126,239

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 reflect the results of operations of Circle Entertainment Inc., a Delaware corporation (hereinafter, “Circle” or the “Company”), and its consolidated subsidiaries, Circle Entertainment SV-I, LLC, Circle Entertainment SV-Management, LLC, Circle Entertainment SV-Orlando, LLC, Circle Entertainment Orlando-Property LLC, FXL, Inc., Circle Heron LLC, FX Luxury, LLC, and Circle I Drive LLC.

The consolidated financial statements for the three months ended June 30, 2013 and 2012 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The consolidated balance sheet at December 31, 2012 has been derived from the Company’s restated audited consolidated financial statements (other than its consolidated statement of operations) as of that date. These unaudited consolidated financial statements for the three months ended June 30, 2013 and 2012 should be read in conjunction with such restated audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for such year as filed with the Securities and Exchange Commission on May 8, 2013 (the “2012 Form 10-K/A”). As described in the 2012 Form 10-K/A, the Company restated its audited consolidated financial statements (other than its consolidated statements of operations) as of December 31, 2012 and for the year then ended to reflect the effects of accounting and reporting errors related to the incorrect classification and recording of the funds the Company received prior to December 31, 2012 under the Funding Agreement (as described in the 2012 Form 10-K/A and Note 2 below). The funds received by the Company prior to December 31, 2012 under the Funding Agreement were reclassified as a net contribution to equity because the Company has no obligation to repay such funds, as opposed to the original classification of debt due to a related party. The error resulted in an understatement of additional paid-in-capital of approximately $4.0 million, an overstatement of shareholders’ deficit of approximately $4.0 million and an overstatement of the liability due to related parties of approximately $4.0 million as of and for the year ended December 31, 2012.   In the Company’s restated audited consolidated financial statements (other than its consolidated statement of operations) as of December 31, 2012 and for the year then ended and in these unaudited consolidated financial statements for the three and six months ended June 30, 2013, the funds received under the Funding Agreement have been classified as equity contributions because of the material mutual ownership relationship of the parties to the Funding Agreement.

The operating results for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results for the full year.

2.  Business of the Company

The Company has been pursuing the development and commercialization of its location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing.  The Company does not currently generate any revenue from its location-based entertainment line of business and, as described below, its expenses are currently being funded by proceeds from a development loan for the Orlando, Florida project in which the Company has a minority ownership interest.  This funding from the development loan may be inadequate to fund the Company’s expenses or cease under certain circumstances, in either case the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based entertainment line of business.

As has been previously reported, in November 2012, the Company restructured its position in the proposed co-development of an entertainment destination center on International Drive in Orlando, Florida (the “Orlando Project”).  As a consequence of the restructuring, the Company now owns an 8.5% membership interest in I Drive Live Parent LLC, the owner of the Orlando Project (the “Project Owner”), pursuant to an operating agreement (the “Operating Agreement”).  The Principals (as hereinafter defined), which include certain directors, officers, and greater than 10% stockholders of the Company (the “Company Principals”) and others (with the Company Principals, the “Principals”) own approximately 87.25% of the membership interests in the Project Owner, and a consultant to the Company owns an additional 4.25%.  The Principals provided guarantees as a condition of obtaining financing from an institutional investor/lender (the “Financing Source”) that acquired the parcel of land designated for the Orlando Project (the “Square Parcel”) and has leased the Square Parcel to entities owned by the Project Owner.  As part of the restructuring, the Company entered into a funding agreement (the “Funding Agreement”), pursuant to which the Company is to receive from the project development loan amounts between $100,000 and $250,000 per month to meet its ongoing overhead expenses as long as the Financing Source continues to fund the project development loan for the Orlando Project.  For a more complete description of the restructuring of the Company’s position in the Orlando Project, including changes to the original transaction agreement (the “Transaction Agreement”) pursuant to the related First Amendment and Assignment of Rights Agreement (the “First Amendment”), reference is made to “Item 1.  Business—Overview of the Company and its Current Business” of the 2012 Form 10-K/A

Pursuant to the Operating Agreement, the affairs of Project Owner will be managed by managers selected by the members other than the Company. The Company will be liable for its pro rata share of required additional capital contributions1, but the remedies if it is unable to fund all or any portion of required additional capital contributions would be dilution of its membership interest (dilution of 25% and 50% for the first and second time, respectively, and dilution of 25% for each time thereafter), the Company's right to receive distributions of net cash flow would be subordinated and the Company's voting rights would be relinquished. Voting by members is in accordance with percentage interests, so the Company’s vote of 8.5% will, in all likelihood, not be significant in decision-making authority. The Operating Agreement further provides that the transfer of membership interests may only be made with consent of a super-majority of the non-transferring members. There are tag-along rights in the event a member decides to sell its membership interest. Under the Operating Agreement, distributions of cash or property will be made first, to members for a preferred return of 12% per annum on their capital contributions; second, to unreturned capital contributions; and third, in accordance with percentage interests. Because of the terms of the loans on the Square Parcel, aside from amounts under the Funding Agreement, it is not anticipated that the Company will receive any distributions until the $50,000,000 loan to construct the observation wheel (located on the Square Parcel) is paid off, as the Financing Source has a cash sweep provision and will apply all excess cash to repayment of the loan and interest earned thereon, estimated to be a minimum of more than 5 years from the opening of the Orlando Project. Construction of the Orlando Project is now underway and completion is estimated to occur by the first quarter 2015. There is no assurance that there will ever be distributions to the Company under the Operating Agreement or the amount of any such distributions.

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

 The Transaction Agreement remains in effect as to the other property, known as the “OHI Parcel”, consisting of 10 acres in Orlando, Florida.  As has been previously reported, on June 11, 2013, the Company and the other parties to the Transaction Agreement entered into the Second Amendment to Transaction Agreement pursuant to which the closing date for acquisition of the OHI Parcel was extended to December 31, 2013 from June 30, 2013.  In addition, pursuant to the Second Amendment to Transaction Agreement, the Company’s required capital contribution to purchase the 65% interest in the OHI Parcel has been increased from $1,000,000.00 to $2,000,000.00. As an inducement for Charles Whittall and his affiliated entities (the “Whittal Parties”) to enter into the Second Amendment to Transaction Agreement, certain of the majority owners of the Project Owner, who are also the majority stockholders of the Company, agreed to extend the Whittal Parties a loan of up to $2,000,000.00 to fund tenant improvements on the OHI Parcel.

The Company will require at least $2,000,000 to fund closing the acquisition of the OHI Parcel.  The Company does not currently have sufficient cash on hand or any financing commitment to fund the closing of the OHI Parcel. The Company is considering its alternatives for the OHI Parcel.

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

However, because the Company does not currently generate any revenue from its new line of business, the Company may not be able to continue as a going concern for the next twelve months.  The Company’s ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando Project and the Project Owner continuing to provide the Company with funds under the Funding Agreement and/or its ability to complete equity and/or debt financings.

The Company has received an opinion from its auditor expressing substantial doubt as to its ability to continue as a going concern. Investors are encouraged to read the information set forth herein and in the 2012 Form 10-K/A in order to better understand the financial condition of, and risks of investing in, the Company.

4. Accounting Policies

Significant Accounting Policies

During the three months ended June 30, 2013, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the 2012 Form 10-K/A.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly periods ended June 30, 2013 and 2012, or which are expected to impact future periods, which were not previously disclosed in prior periods.

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

5. Earnings (Loss) Per Share

Earnings/(loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings/(loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings/(loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the three months ended June 30, 2013 and 2012, 5,563,350 and 5,563,350 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.  For the six months ended June 30, 2013 and 2012, 5,563,350 and 5,563,350 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

6. Loans Payable to Related Parties

During 2012, the Company funded its working capital requirements through private debt financings. The debt financings made were unsecured demand loans, bearing interest at the rate of 6% per annum. The total loan proceeds for the year ended December 31, 2012 were $4,033,000.

Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

7. Share-Based Payments

There was no compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses for the three and six months ended June 30, 2013 and 2012, respectively.

8. Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three and six months ended June 30, 2013 and 2012, respectively, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2013.

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

Preferred Dividends in Arrears

As of June 30, 2013, there were total dividend arrearages on the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of approximately $389,962 and $533,609, respectively.  These dividend arrearages constitute $259.97 and $213.44 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively

10. Related Party Transactions

Shared Services Agreement and Arrangement

Certain employees of Flag Luxury Properties, LLC (“Flag”) (a company owned and controlled by Paul Kanavos, Robert F.X. Sillerman and Brett Torino), from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the Company’s audit committee. For the three and six months ended June 30, 2013 and 2012, Flag incurred and billed the Company $0.1 and $0.1 million, respectively. The services provided for the three months ended June 30, 2013 and 2012 were approved by the Company’s audit committee. The services provided consisted primarily of accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s audit committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement runs until December 31, 2011, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties).  Payments under the agreement are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.  For the three and six months ended June 30, 2013 BPS incurred and billed the Company $0 and $0 million, respectively.  For the three and six months ended June 30, 2012, BPS incurred and billed the Company $0.1 million and $0.1 million, respectively.  The shared services agreement with BPS was terminated on July 31, 2012.

As of February 15, 2011, the Company entered into a shared services agreement with Function (x) Inc., now known as Viggle Inc. (“Viggle”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, the Company’s General Counsel and Executive Vice President to Viggle. The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which were initially estimated to be divided evenly between the companies. However, during the first quarter of 2013, Circle’s share was reduced to 25%.  Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. For the three and six months ended June 30, 2013 and 2012, Viggle incurred and billed the Company less than$0.1 million and $0.1 million, respectively.

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation, now known as SFX Entertainment Inc. (“SFX”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its Senior Legal Advisor and the Company’s General Counsel.  The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson.  Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company or Viggle directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  For the three months ended June 30, 2013, SFX’s share was 50%, which is to be reimbursed directly to Viggle.

Unsecured Demand Loans

During 2012, the Company funded its working capital requirements through private debt financings. The debt financings made were unsecured demand loans, bearing interest at the rate of 6% per annum. The total loan proceeds for the year ended December 31, 2012 were $4,033,000.

Because certain of the directors, executive officers and greater than 10% stockholders of the Company made the loans, a majority of the Company’s disinterested directors approved the loans.

Due From Related Parties

As part of restructuring completed in November 2012, the Company entered into a funding agreement (the “Funding Agreement”), pursuant to which the Company is to receive from the project development loan amounts between $100,000 and $250,000 per month to meet its ongoing overhead expenses as long as the Financing Source continues to fund the project development loan for the Orlando Project. At June 30, 2013 the Company was due $170,000 from I Drive Live Parent LLC which represents the funding amount for the month of June 2013. At December 31, 2012, the Company was due $181,317 from SFX for legal and administrative services support. The amounts due above were satisfied.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements (other than the consolidated statements of operations, restated as of December 31, 2012 and for the year then ended) and related notes of the Company included in its Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2012 and the consolidated financial statements and related notes of the Company included elsewhere in this Quarterly Report.

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

Consolidated Operating Results for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenue

No revenue was generated for the three months ended June 30, 2013 and 2012.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 and 2012 were approximately $280,497 and $1,045,477, respectively. Actual operating expenses, excluding depreciation, decreased in the second quarter of 2013 as compared to the second quarter of 2012 by approximately $764,980. This decrease includes a decrease of approximately $705,185 in selling, general and administrative expenses due to a decrease in salaries and wages of approximately $83,000, a decrease in legal and professional fees of approximately $40,600; an increase in funded SG&A costs of approximately$421,303, a decrease in rent of approximately$40,700, a decrease in shared services expense of approximately $86,200, a decrease in other expenses of approximately$15,000, a decrease in travel and entertainment expense of approximately $28,200 offset by an increase of approximately $100,000 in consulting fees and an increase in Directors’ compensation of approximately $31,000. The balance of the $764,980 decrease in operating expenses was due to a decrease of approximately $61,000 in real estate and other taxes.  Included in corporate overhead expenses for the three months ended June 30, 2013 is a charge of approximately $135,978 in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization remained unchanged in the second quarter of 2013 as compared to the second quarter of 2012 due primarily to the minimal investment in capitalized property and equipment.

Interest Expense

Interest expense, net, decreased by approximately $96,968 in the second quarter of 2013 as compared to the second quarter of 2012 due to a decrease in debt service incurred on the Orlando property pursuant to the restructured Transaction Agreement.

 Settlement Expense

During the three months ended June 30, 2012, the Company incurred a settlement expense of $950,000 under the Settlement Agreement (described in note 9 of the consolidated financial statements included elsewhere herein) for settlement of the then pending stockholder derivative lawsuit.

Income Taxes

For the three months ended June 30, 2013 and 2012, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Consolidated Operating Results for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenue

No revenue was generated for the six months ended June 30, 2013 and 2012.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 and 2012 were approximately $528,091 and $2,165,701. Actual operating expenses, excluding depreciation, decreased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 by approximately $1,637,610. This decrease includes a decrease of approximately $1,397,641 in selling, general and administrative expenses due to a decrease in salaries and wages of approximately $157,690, an increase in legal and professional fees of approximately $43,630; an increase in funded SG&A costs of approximately$906,480, a decrease in rent of approximately$70,120, a decrease in shared services of approximately $144,740, a decrease in travel and entertainment expense of approximately $43,300, a decrease in management fees of approximately $108,840, a decrease in other expenses of approximately$-26,453 offset by an increase] of approximately $43,170 in directors’ compensation fees and an increase in insurance expense of approximately $29,750. The balance of the $1,637,610 decrease in operating expenses was due to a decrease of approximately $56,560 in real estate and other taxes.  Included in corporate overhead expenses for the six months ended June 30, 2013 is a charge of approximately $251,755 in shared services charges provided by Flag pursuant to its arrangement with the Company.  Included in corporate overhead expenses for the six months ended June 30, 2012 is a charge of less than $0.3 million in shared services charges provided by Flag and less than $0.1 million in shared services charges provided by BPS Partners pursuant to their arrangements with the Company.

Depreciation and Amortization

Depreciation and amortization remained basically unchanged in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due primarily to the minimal investment in capitalized property and equipment.

Interest Expense

Interest expense, net, decreased by approximately $141,180 in the first six months of 2013 as compared to the first six months of 2012 due to a decrease in debt service incurred on the Orlando property pursuant to the restructured Transaction Agreement.

Settlement Expense

During the six months ended June 30, 2012, the Company incurred a settlement expense of $950,000 under the Settlement Agreement (described in note 9 of the consolidated financial statements included elsewhere herein) for settlement of the then pending stockholder derivative lawsuit.

Income Taxes

For the six months ended June 30, 2013 and 2012, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Liquidity and Capital Resources

During the three and six months ended June 30, 2013, we have funded our short-term capital requirements through the Funding Agreement.

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

Cash Flow for the Six Months Ended June 30, 2013 and 2012

Operating Activities

Cash used in operating activities of approximately $903,660 for the six months ended June 30, 2013 consisted primarily of the net loss for the period of approximately $892,457, which includes depreciation and amortization costs of approximately $1,041 and a decrease in accounts payable of approximately $272,076, a decrease in other assets of approximately $105,577 offset by an increase in due to related parties of approximately $364,367.  There was a decrease in working capital levels of approximately $13,286 for the six months ended June 30, 2013.

Cash used in operating activities of approximately $2,088,123 for the six months ended June 30, 2012 consisted primarily of the net loss for the period of approximately $3,621,249, which includes depreciation and amortization costs of approximately $1,944 and an increase in accounts payable of approximately $1,620,834, an increase in due to related parties of approximately $253,072, offset by a decrease in other assets of approximately $342,724.  There was an increase in working capital levels of approximately $1,531,182 for the six months ended June 30, 2012.

Investing Activities

Cash used in investing activities of $28,772 for the six months ended June 30, 2013 primarily reflects the purchase of property and equipment of approximately $24,000 and an increase in capitalized development costs of $4,772. Cash used in investing activities of $824,516 for the six months ended June 30, 2012 primarily reflects the addition to capitalized development costs.

Financing Activities

Cash provided by financing activities of approximately $249,179 for the three months ended June 30, 2013 represents the net contribution received from the Funding Agreement.  Cash provided by financing activities of approximately $2,550,000 for the three months ended June 30, 2012 reflects proceeds from the unsecured demand loans from related parties.

Uses of Capital

At June 30, 2013, we had $11,083,000 of principal amount of debt outstanding and approximately $340,421 in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.

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

Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of June 30, 2013.

Inflation

Inflation is not expected to have an immediate impact on our location-based entertainment line of business.

Application of Critical Accounting Policies

During the quarter ended June 30, 2013, there were no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer, Paul C. Kanavos, and its principal financial  officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2013.  Based on this evaluation and as a result of the restatement discussed above, the chief executive officer and principal financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective.

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

The documents set forth below are filed, incorporated by reference or furnished herewith.

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

† Filed herewith

* Furnished herewith (not filed)

(1) Incorporated by reference from the registrant’s Current Report on Form 8-K dated June 11, 2013.

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

August 9, 2013

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

† Filed herewith

* Furnished herewith (not filed)