Form 10-K
period 2013-12-31
Circle Entertainment, Inc.
filed 2014-03-25
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013, based on the closing bid price of such stock on the Pink Sheets on such date, was $317,350.

As of March 25, 2014, there were 65,076,162 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

Circle Entertainment Inc.
Annual Report on Form 10-K
December 31, 2013

PART I

ITEM 1.  BUSINESS

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

Recent Development

As has been previously reported, on December 30, 2013, the independent members of the Board of Directors (the "Board") of the Company received a letter (the "Letter") from Paul C. Kanavos, the President and a greater than 10% stockholder of the Company, Robert F.X. Sillerman, a non-independent member of the Board and a greater than 10% stockholder of the Company, and Brett Torino, a greater than 10% stockholder of the Company, in which Kanavos, Sillerman and Torino have proposed to acquire all of shares of common stock of the Company that they do not beneficially own for a purchase price of $0.03 per share pursuant to a short-form merger and related transactions (the "Proposal").

Messrs. Kanavos, Sillerman and Torino beneficially own more than 50% of the outstanding shares of the Company’s common stock.

The Letter acknowledges that the Board will establish a special committee composed solely of independent and disinterested members of the Board to negotiate the terms of the transactions contemplated by the Proposal.

No binding obligation on the part of Messrs. Kanavos, Sillerman and Torino or the Company will arise with respect to the Letter or Proposal (other than as indicated below) unless and until a definitive agreement with the Company is executed and delivered.

Pursuant to the terms of the Letter, Kanavos, Sillerman and Torino have agreed to pay certain of the professional fees of the Company (including those of the special committee of the Board) incurred in connection with the transactions contemplated by the Proposal whether or not completed.

The Board will review and evaluate the Letter and the Proposal in due course, consistent with its fiduciary duties. Accordingly, in March 2014, the Board formed a Special Committee of independent directors to evaluate the Proposal. The members of the Special Committee are Michael J. Meyer and David Ledy, both of whom the Board believes are independent and disinterested in respect of the Proposal. The Special Committee has retained independent legal counsel and an independent financial advisor in connection with its evaluation of the Proposal.

In March 2014, Harvey Silverman, a member of our Board, and Mitchell J. Nelson, our Executive Vice President and General Counsel, among others, indicated that they intend to participate with Messrs. Sillerman, Kanavos and Torino in the transactions contemplated by the Proposal.

Overview of the Company and its Current Business

           The Company has been pursuing the development and commercialization of its location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing.  The Company does not currently generate any revenue from its location-based entertainment line of business and, as described below, its expenses are currently being funded by proceeds from a development loan for the Orlando, Florida project in which the Company has a minority ownership interest and under a Funding Agreement (as described below) between the project owner (which is controlled by Messrs. Sillerman, Kanavos and Torino) and the Company. However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the project owner’s discretion and, thus, may cease at any time, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based line of business. Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through most of 2012.

As has been previously reported, in November 2012, the Company restructured its position under the existing transaction agreement (the “Transaction Agreement”, as more particularly described herein) for the Orlando project (i.e ., co-development of an entertainment destination center on International Drive in Orlando, Florida) pursuant to a First Amendment to the Transaction Agreement and Assignment of Rights (the “First Amendment”, as more particularly described herein).

Also has been previously reported, in August 2012, the Company terminated its SkyView™ related license and development agreements (the “SkyView Agreements”, as more particularly described herein) pursuant to a termination and settlement agreement as described herein.

In connection with the First Amendment, an institutional investor/lender (the  “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project  (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of Messrs. Kanavos, Sillerman and Torino  (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such  Principals  guaranteed as a condition to obtaining the financing.  The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately $5,700,000) were satisfied by the Project Owner, including those required to be satisfied in connection with our termination of the SkyView Agreements pursuant to a Termination and Settlement Agreement (as more particularly described herein).  The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing, and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.  As of December 31, 2013, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $229,634 as of December 31, 2013. Amounts accrued to Mr. Nelson are approximately $93,750 as of December 31, 2013.  The Company has amounts accrued to Maple Hill Companies LLC, the consultant referenced above, of approximately $300,000 as of December 31, 2013. Such amounts are included in the item “Accounts payable and accrued other” set forth on the Company’s consolidated balance sheets and consolidated statements of cash flows included elsewhere in this report.  More specific details regarding these developments, as they evolved, are contained in this Section.

While evaluating the Proposal, the Company has ceased pursuing the development and commercialization of its location-based entertainment line of business.

Because we do not currently generate any revenue from this line of business, we may not be able to continue as a going concern for the next twelve months.   Our ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando project and the Project Owner continuing to provide us at its discretion with funds under the Funding Agreement and/or our ability to complete equity and/or debt financings.    As a result, we have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern.

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

However, eventually, the Financing Source emerged and agreed to explore possible methods for financing the purchase of the property, its development and erection of the observation wheel as an entertainment destination center, but only if acceptable credit enhancements would come forward.  The Principals agreed to provide personal guarantees and other consideration (as described below) which served as the basis for the Financing Source to finalize the transaction.

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

The foregoing description of the First Amendment is not complete and is qualified in its entirety by reference to the full text of the First Amendment, which is listed and incorporated by reference as Exhibit 10.24 and is incorporated herein by reference.

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

●
(i) the Company received an 8.5% membership interest in the Parent subject to the terms and conditions of the Parent’s operating agreement (the “Operating Agreement”) into which the Company and the Principals entered on November 16, 2012 and a description of which is set forth below and (ii) the Company received a commitment from the Project Owner and the IDL Subsidiaries to disburse to the Company certain of the construction loan proceeds they receive from the Financing Source subject to the terms and conditions of the Funding Agreement into which the parties entered on November 16, 2012 and a description of which is set forth below; and

●
The Principals and the Company agreed to share with the Financing Source 10% of the profits in excess of $90,000,000 generated from one or more observation wheels in which all or any of them have an ownership interest for 7 years after completion of this destination center and observation wheel.

The completion of the foregoing transactions on November 16, 2012 represented a restructuring of those originally contemplated under the Transaction Agreement.

The Second Amendment to the Transaction Agreement

On December 31, 2013, the Transaction Agreement expired as to the other property, known as the “OHI Parcel”, consisting of 10 acres in Orlando, Florida.  As has been previously reported, on June 11, 2013, the Company and the other parties to the Transaction Agreement entered into the Second Amendment to Transaction Agreement (the “Second Amendment”) pursuant to which the closing date for acquisition of the OHI Parcel was extended to December 31, 2013 from June 30, 2013.  In addition, pursuant to the Second Amendment to Transaction Agreement, the Company’s required capital contribution to purchase the 65% interest in the OHI Parcel has been increased from $1,000,000.00 to $2,000,000.00. As an inducement for the Whittal Parties to enter into the Second Amendment to Transaction Agreement, certain of the majority owners of the Project Owner, who are also the majority stockholders of the Company, agreed to extend the Whittal Parties a loan of up to $2,000,000.00 to fund tenant improvements on the OHI Parcel.

However, the closing of the acquisition of the OHI Parcel did not occur on December 31, 2013.  As a result, the Transaction Agreement, as amended by the Second Amendment, expired.  Currently, the Company and the Whittal Parties are in discussions about reinstating and extending the Transaction Agreement for the acquisition of the OHI Parcel, though there are no assurances that the parties will agree to any reinstatement and extension.  If the Transaction Agreement is reinstated and extended based on its current terms, the Company will require at least $2,000,000 to fund closing the acquisition of the OHI Parcel.  The Company does not currently have sufficient cash on hand or any financing commitment to fund a closing of the OHI Parcel.

The foregoing description of the Second Amendment is not complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is listed and incorporated by reference as Exhibit 10.31 and is incorporated herein by reference.

Operating Agreement

Subject to the terms and conditions of the Operating Agreement, the Company, through a wholly-owned subsidiary, owns an 8.5% membership interest in the Project Owner while the Principals (through corporate affiliates) own approximately 87.25% of the total membership interests in the Project Owner and a consultant to the Company owns approximately 4.25%.

Pursuant to the Operating Agreement, the affairs of Project Owner will be managed by managers selected by the members other than the Company.  The Company will be liable for its pro rata share of required additional capital contributions, but the remedies if it is unable to fund all or any portion of required additional capital contributions would be dilution of the Company’s membership interest (dilution of 25% and 50% for the first and second time, respectively, and dilution of 25% for each time thereafter), subordination of the Company's right to receive distributions of net cash flow and the loss of the Company's voting rights.  Voting by members is in accordance with percentage interests, so the Company’s vote of 8.5% will, in all likelihood, not be significant in decision-making authority.  The Operating Agreement further provides that the transfer of membership interests may only be made with consent of a super-majority of the non-transferring members.  There are tag-along rights in the event a member decides to sell its membership interest.  Under the Operating Agreement, distributions of cash or property  will be made first, to members for a preferred return of 12% per annum on their capital contributions; second, to unreturned additional capital contributions; and third, in accordance with percentage interests.  Because of the terms of the loans on the Square Parcel, it is not anticipated that the Company will receive any distributions until the $50,000,000 loan to construct the observation wheel is paid off, as the Financing Source has a cash sweep provision and will apply all excess cash to repayment of the loan and interest earned thereon, estimated to be a minimum of more than 5 years from closing.  There is no assurance that there will ever be distributions to the Company under the Operating Agreement or the amount of any such distributions.

The foregoing description of the Operating Agreement is not complete and is qualified in its entirety by reference to the full text of the Operating Agreement, which is listed and incorporated by reference as Exhibit 10.25 and is incorporated herein by reference.

Funding Agreement

Under the Funding Agreement, certain proceeds shall be disbursed to the Company from project financing, from time to time, only if, as and when disbursed by the lenders.  The Funding Agreement includes a separate commitment to fund between $100,000 and $250,000 a month for ongoing overhead expenses of the Company from the monthly draws for construction and improvements to the property so long as such draws continue, which is anticipated to be approximately 18 to 20 months (from December 2012) during the construction period and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company,  have agreed to subordinate his salary to the payment of  the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of  the other overhead expenses. As of December 31, 2013, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $171,946 as of December 31, 2013. Amounts accrued to Mr. Nelson are approximately $93,750 as of December 31, 2013. The Company has amounts accrued to Maple Hills Companies LLC, the consultant referenced above, of approximately $300,000 as of December 31, 2013. Such amounts are included in the item “Accounts payable and accrued other” set forth on the Company’s consolidated balance sheets and consolidated statements of cash flows included elsewhere in this report.

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

 However, funding under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the Project Owner’s discretion and, thus, may cease at any time, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based line of business.

The foregoing description of the Funding Agreement is not complete and is qualified in its entirety by reference to the full text of the Funding Agreement, which is listed and incorporated by reference as Exhibit 10.26 and is incorporated herein by reference.

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

The foregoing description of the Termination and Settlement Agreement is not complete and is qualified in its entirety by reference to the full text of the form of Termination and Settlement Agreement which is listed and incorporated by reference as Exhibit 10.27 and is incorporated herein by reference.

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

2013 and 2012 Funding under the Funding Agreement; 2012 and 2011 Private Equity and Debt Financings

During 2013, the Company funded its short-term capital requirements with funding of approximately $1,900,000 under the Funding Agreement.

During the fourth quarter of 2012, the Company funded its short-term capital requirements and obligations under the Termination and Settlement Agreement with funding of approximately of $5.7 million under the Funding Agreement.

During 2012 (prior to the Funding Agreement) and 2011, the Company funded its short-term capital requirements through the following private equity and debt financings:

As a result, the Company recorded equity contributions during the years ended December 31, 2013 and 2012 in the amount of approximately $605,346 and $4,668,222, respectively.
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

Reference is made to Note 2 to our consolidated financial statements included elsewhere in this report for a description of the dividend rights, preferences and other privileges of the Series B Convertible Preferred Stock.

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

Employees

As of December 31, 2013, the Company had a total of 1 full-time employee.  Management considers its relations with its employee to be good.

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

Because we do not currently generate any revenue, we are dependent on continued funding under the Funding Agreement to fund our liquidity needs and continue as a going concern.  However, funding under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the Project Owner’s discretion and, thus, may cease at any time, whereupon we will need to raise capital through debt and/or equity financings to continue as a going concern and there is no assurance we will be able to do so on terms acceptable to us or at all.

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

Our independent registered public accounting firm has issued an audit report dated March 25, 2014 in connection with the audit of our consolidated financial statements as of and for the period ending December 31, 2013 that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to pay our obligations as they become due. If  the funding provided to us under the Funding Agreement is either insufficient or ceases for any reason whatsoever and we are not able to obtain debt and/or equity financing, we may not be able to continue as a going concern and you could lose all of the value of our common stock.

The concentration of ownership of our capital stock with our affiliates will limit your ability to influence corporate matters.

Robert F.X. Sillerman, a director of the Company, and Paul C. Kanavos, our President, beneficially own in the aggregate approximately 57.28% of our outstanding common stock and 33% of our outstanding Series A and Series B Convertible Preferred Stock, and our executive officers and directors together beneficially own approximately 60.43% of our outstanding common stock and 51% of our outstanding Series A and Series B Convertible Preferred Stock. Our executive officers and directors therefore have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any stock splits or any merger, consolidation or sale of all or substantially all of our assets. As a result of this concentrated control, unaffiliated stockholders of our company have a limited ability to meaningfully influence corporate matters and, as a result, we may take actions that our unaffiliated stockholders do not view as beneficial. As a result, the value and/or liquidity of our common stock could be adversely affected.

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

●
Mitchell J. Nelson, our Executive Vice President and General Counsel, is permitted to devote a portion of his time to providing services for or on behalf of Viggle Inc., a publicly-traded company, and SFX Entertainment Inc., a publicly-traded company, for each of which Mr. Sillerman is the Executive Chairman, Chief Executive Officer and controlling stockholder, and with which we have shared services agreements, and to other businesses, so long as he devotes sufficient time to satisfy his work requirements with our company.

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

As of February 15, 2011, the Company entered into a shared services agreement with Function (x) Inc., now known as Viggle, Inc. (“Viggle”), pursuant to which it shares costs for legal services and administrative services in support of Mitchell J. Nelson, its General Counsel and Executive Vice President to Viggle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his services for each company, and an allocation generally based on the services provided by Mr. Nelson, which are initially estimated to be divided evenly between the companies.  Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by the Company for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the President of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.

As of October 31, 2013, the Company has stopped making payments to Viggle for its share of Mr. Nelson’s salary, and Mr. Nelson is not being paid for the 25% of his salary that would be paid by the Company.

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation, now known as SFX Entertainment Inc. (“SFX”), pursuant to which it shares costs for legal services and administrative services in support of Mitchell J. Nelson, its Senior Legal Advisor and the Company’s General Counsel.  The shared services agreement provides, in general, for sharing the applicable support provided by either company to Mr. Nelson, and an allocation generally based on the services provided by Mr. Nelson, which are estimated to be divided 25% to Viggle, 50% to SFX, and 25% to the Company.  Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company or Viggle for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).

We may lose the services of our key personnel, including certain senior executives and critical consultants and advisors, if we are not able to satisfy our payment obligations under their agreements.

Our performance is dependent on the continued efforts of our executive officers and consultants and advisors with whom we have agreements. Due to our current financial situation, there can be no guarantee that we will be able to continue to make required payments under the executive employment agreements for 2012 or required payments under our agreements with critical consultants and advisors.  The loss of the services of any of our executive officers or other key employees or critical consultants and advisors could adversely affect our business.  Such payments have not been made since October 1, 2009.  Amounts accrued for Paul Kanavos are approximately $1,791,946 as of December 31, 2013.  Mr. Kanavos was not paid between October 1, 2009 and March 31, 2011 and has received partial payment of $25,000 per month since April 1, 2011.  Amounts accrued for Mitchell Nelson are approximately $656,250 as of December 31, 2013.  Mr. Nelson was not paid between October 1, 2009 and April 30, 2010 and has received partial payment of $20,000 per month since May 1, 2010, increasing to $25,000 on April 1, 2011.  Messrs. Kanavos and Nelson have each agreed to subordinate his salary to the payment of our other overhead expenses if the funding we receive under the Funding Agreement is insufficient to meet all of our overhead expenses.

We continue to need to enhance our internal controls and financial reporting systems to comply with the Sarbanes-Oxley Act of 2002.

We are subject to reporting and other obligations under the Securities and Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to assess and attest to the effectiveness of our internal control over financial reporting.  The loss of certain key accounting and finance personnel, coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process. In addition, we amended our Annual Report on Form 10-K for the year ended December 31, 2012 to restate its audited consolidated financial statements (other than the consolidated statement of operations) as of December 31, 2012 and for the year then ended to reflect the effects of accounting and reporting errors related to the incorrect classification and recording of the funds the Company received prior to December 31, 2012 under the Funding Agreement.  The funds received by the Company prior to and since December 31, 2012 under the Funding Agreement have been classified and recorded as equity contributions.

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

All of the outstanding shares of common stock belonging to officers, directors and other affiliates are currently “restricted securities” under the Securities Act. Approximately 55 million shares of these restricted securities are eligible for sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise. Sales of a significant number of these shares of common stock in the public market or the appearance of such sales could reduce the market price of our common stock and could negatively impact our ability to sell equity in the market to fund our business plans. In addition, we expect that we will be required to issue a large amount of additional common stock and other equity securities in order to adequately capitalize the Company. The issuance of these securities could negatively affect the value of our stock.

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

We are entitled, under our certificate of incorporation to issue up to 300 million common and 75 million “blank check” preferred shares. After taking into consideration our outstanding common stock and Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 25, 2014, we will be entitled to issue up to 234,923,838 additional common shares, and 74,996,000 preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. Reference is made to Note 2 to our consolidated financial statements included elsewhere in this report for a description of the dividend rights, preferences and other privileges of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

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

●
Our bylaws also provide that any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written action in lieu of a meeting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Company’s principal location as of December 31, 2013.

Location	Name of Property	Type/Use of Property	Approximate Size	Owned or Leased

New York, NY	Corporate Office	Executive Offices	5,000 sq. ft.	Leased through September 2019(1)

(1)           This lease is cancelable at any time, without premium or payment, at the discretion of the Company.

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

Miscellaneous

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2013.

ITEM 4.  MINE SAFETY DISCLOSURES

 This Item is not applicable to the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.01 per share (the “Common Stock”), is quoted on Pink Sheets under the symbol CEXE. PK.   The following table sets forth the high and low closing  bid prices for our Common Stock for the quarterly periods for the years ended December 31, 2013 and 2012.  These bid prices represent prices quoted by broker-dealers on the Pink Sheets.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	2013
	High	Low

December 31, 2013	$0.0985	$0.021
September 30, 2013	$0.05	$0.03
June 30, 2013	$0.08	$0.0211
March 31, 2013	$0.12	$0.01

	2012
	High	Low

December 31, 2012	$0.14	$0.05
September 30, 2012	$0.17	$0.08
June 30, 2012	$0.20	$0.05
March 31, 2012	$0.10	$0.05

As of March 24, 2014, there were 401 holders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2013.

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

Recent Development

As has been previously reported, on December 30, 2013, the independent members of the Board of Directors (the "Board") of the Company received a letter (the "Letter") from Paul C. Kanavos, the President and a greater than 10% stockholder of the Company, Robert F.X. Sillerman, a non-independent member of the Board and a greater than 10% stockholder of the Company, and Brett Torino, a greater than 10% stockholder of the Company, in which Kanavos, Sillerman and Torino have proposed to acquire all of shares of common stock of the Company that they do not beneficially own for a purchase price of $0.03 per share pursuant to a short-form merger and related transactions (the "Proposal").

Messrs. Kanavos, Sillerman and Torino beneficially own more than 50% of the outstanding shares of the Company’s common stock.

The Letter acknowledges that the Board will establish a special committee composed solely of independent and disinterested members of the Board to negotiate the terms of the transactions contemplated by the Proposal.

No binding obligation on the part of Messrs. Kanavos, Sillerman and Torino or the Company will arise with respect to the Letter or Proposal (other than as indicated below) unless and until a definitive agreement with the Company is executed and delivered.

Pursuant to the terms of the Letter, Kanavos, Sillerman and Torino have agreed to pay certain of the professional fees of the Company (including those of the special committee of the Board) incurred in connection with the transactions contemplated by the Proposal whether or not completed.

The Board will review and evaluate the Letter and the Proposal in due course, consistent with its fiduciary duties.  Accordingly, in March 2014, the Board formed a Special Committee of independent directors to evaluate the Proposal. The members of the Special Committee are Michael J. Meyer and David Ledy, both of whom the Board believes are independent and disinterested in respect of the Proposal. The Special Committee has retained independent legal counsel and an independent financial advisor in connection with its evaluation of the Proposal.

In March 2014, Harvey Silverman, a member of our Board, and Mitchell J. Nelson, our Executive Vice President and General Counsel, among others, indicated that they intend to participate with Messrs. Sillerman, Kanavos and Torino in the transactions contemplated by the Proposal.

Executive Summary

The Company has been pursuing the development and commercialization of its location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing.  The Company does not currently generate any revenue from its location-based entertainment line of business and, as described below, its expenses are currently being funded by proceeds from a development loan for the Orlando, Florida project in which the Company has a minority ownership interest. However, funding by the Project Owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the project owner’s discretionary and, thus, may cease at any time, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based line of business. Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through most of 2012.

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

In connection with the First Amendment, an institutional investor/lender (the  “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project  (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of certain directors, officers and greater than 10% stockholders of the Company  (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such  Principals  guaranteed as a condition to obtaining the financing.  The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately $5,700,000) were satisfied by the Project Owner, including those required to be satisfied in connection with our termination of the SkyView Agreements pursuant to the termination and settlement agreement.  The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing, and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.  As of December 31, 2013, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $229,634 as of December 31, 2013. Amounts accrued to Mr. Nelson are approximately $93,750 as of December 31, 2013.  The Company has amounts accrued to Maple Hill Companies LLC, the consultant referenced above, of approximately $300,000 as of December 31, 2013. Such amounts are included in the item “Accounts payable and accrued other” set forth on the Company’s consolidated balance sheets and consolidated statements of cash flows included elsewhere in this report.

Reference is made to “ Item 1. Business—Evolution of the Company’s Current Business ” of this report for a further description of the preceding events and related agreements.

While evaluating the Proposal, the Company has ceased pursuing the development and commercialization of its location-based entertainment line of business.

Because we do not currently generate any revenue from this line of business, we may not be able to continue as a going concern for the next twelve months.   Our ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando project and the Project Owner continuing to provide us, at its discretion, with funding in excess of the limit under the Funding Agreement and/or our ability to complete equity and/or debt financings.    As a result, we have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern.

Circle Entertainment Operating Results

Our results for the year ended December 31, 2013 reflected revenue of $0.0 million and operating expenses of approximately $1.1 million. The Company incurred corporate overhead expenses of approximately $1.1 million for the year ended December 31, 2013. Included in corporate overhead expenses for the year ended December 31, 2013 are approximately $0.8 million in shared services charges and professional fees, including legal and accounting costs.   For the year ended December 31, 2013, we had net interest expense of approximately $0.7 million.

For the year ended December 31, 2013, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.   As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception.

Results for the Year Ended December 31, 2013 and 2012

(amounts in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Variance
Revenue	$—	$—	$—
Operating expenses (excluding depreciation and amortization and impairment of land)	(1,062)	(8,825)	7,763

Depreciation and amortization	(15)	(4)	(11)

Income (loss) from operations	(1,077)	(8,829)	7,752
Interest expense, net and other	(725)	(949)	224
Other expense	---	(4,119)	4,119

Net income (loss)	$(1,802)	(13,897)	$12,095

Revenue

The Company did not generate any revenue in either 2013 or 2012.

Operating Expenses

Operating expenses decreased by approximately $7.8 million, or 88.0 % in 2013 as compared to 2012 primarily due to a decrease in selling, general and administration costs of approximately $2.6 million, a decrease in real estate tax expense of $0.3 million and a decrease in other expense of $4.9 million.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by approximately $11,000, or 275.0%, in 2013 as compared to 2012 primarily due to the purchase of property and equipment by the Company in connection with tenant lease improvements completed in October 2013.

Interest Income/Expense

Interest expense, net, decreased approximately $0.2 million, or 23.6 % in 2013 as compared to 2012 due to a decrease in interest incurred on the Florida development project.

Other Expense

           Other expense was approximately $0.0 million in 2013 as compared to approximately $4.1 million in 2012.  Other expense in 2012 consisted of the net settlement expense incurred by the Company for the following: (1) the amount funded in consideration of the settlement of the stockholder derivative lawsuit of approximately $0.65 million and (2) the net amount due under the Termination and Settlement Agreement terminating the SkyView Agreements of approximately $3.45 million.

Liquidity and Capital Resources

Introduction — The historical financial statements included in this annual report are not necessarily representative of our planned business going forward or indicative of our future operating and financial results.

During 2013, we funded our short-term capital requirements with funding of approximately $1,900,000 under the Funding Agreement.

During the fourth quarter of 2012, we funded our short-term capital requirements and obligations under the Termination and Settlement Agreement with funding of approximately of $5.7 million under the Funding Agreement.  During 2012 (prior to the Funding Agreement), our cash needs were funded from borrowings under unsecured demand loans as described under “ Item 1. Business—2013 and 2012 Funding under the Funding Agreement; 2012 and 2011 Private Equity and Debt Financings.” of this report.  Because we do not currently generate any revenue, we expect to fund our current line of business and satisfy our liquidity requirements for the next twelve months through the Funding Agreement. However, funding under the Funding Agreement has exceeded its limit and the Project Owner, which has continued to provide funding thereunder at its discretion, may at any time cease to continue doing so, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based line of business.  There is no assurance that we will be able to complete equity and/or debt financings, if necessary, on terms acceptable to us or at all.

As a result, the Company recorded equity contributions during the years ended December 31, 2013 and 2012 in the amount of approximately $605,346 and $4,668,222, respectively.
Unless we can successfully develop and commercialize our location-based entertainment line of business, it is highly unlikely that we will be able to continue as a going concern.

Cash Flow for the Year Ended December 31, 2013

Operating Activities

Cash used in operating activities of approximately $1.04 million for the year ended December 31, 2013 consisted primarily of the net loss for the period of approximately $1.8 million and an increase in other assets of approximately $0.2 million, which was offset by a decrease in accounts payable of approximately $0.2 million, an increase in due to related parties of approximately $0.73 million and an increase in depreciation of approximately of $0.01 million. There were changes in working capital levels of approximately $0.75 million for the year ended December 31, 2013.

Investing Activities

Cash used in investing activities of approximately $0.3 million for the year ended December 31, 2013 primarily reflects the purchase of property and equipment in connection with tenant lease improvements during the period.

Financing Activities

Cash provided by financing activities of approximately $0.6 million for the year ended December 31, 2013 reflects proceeds from the net contribution received from the Funding Agreement.

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

Commitments and Contingencies

Litigation

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2013.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2013 and 2012, or which are expected to impact future periods, which were not previously disclosed in prior periods.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Circle Entertainment Inc.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Circle Entertainment Inc.:

We have audited the accompanying consolidated balance sheets of Circle Entertainment Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circle Entertainment Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/   L.L. Bradford & Company, LLC
Las Vegas, Nevada
March 25, 2014

Circle Entertainment Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS		(Restated)

Current assets:
Cash and cash equivalents	$271,549	$1,023,674
	---	---
Prepaid expenses and other current assets	21,481	19,779

Total current assets	293,030	1,043,453
Investment in real estate:
Furniture, fixtures and equipment	336,288	20,254
Capitalized development costs	---	---
Less: accumulated depreciation	(30,458)	(15,115)

Net investment in real estate	305,830	5,139
Other assets	---	2,178
Due from related party	378,538	181,317

Total assets	$977,398	$1,232,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,573,290	$4,356,269
Other current liabilities
Due to related parties	1,623,380	897,986
Loans from and payable to related parties	11,083,000	11,083,000

Total current liabilities	17,279,670	16,337,255
Other long-term liabilities	---	---

Total liabilities	17,279,670	16,337,255
Contingently redeemable stockholders’ deficit	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1,500 shares of Series A Preferred, 2,500 shares of Series B Preferred issued and outstanding at December 31, 2013 and December 31, 2012, and no share and 1 share of Non-Voting Designated Stock issued and outstanding at December 31, 2013 and December 31, 2012, respectively	40	40
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,162 and 65,076,161 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	650,762	650,762
Additional paid-in-capital	96,212,893	95,607,547
Accumulated deficit	(113,165,967)	(111,363,517)

Total stockholders’ deficit	(16,302,272)	(15,105,168)

Total liabilities and stockholders’ deficit	$977,398	$1,232,087

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Consolidated	Consolidated
	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012

Revenue	$ ---	$—

Operating expenses:
Selling, general and administrative expenses	1,061,715	3,625,582
Depreciation and amortization	15,343	4,028
Real estate taxes	---	313,128
Write down of capitalized development costs	---	2,588,905
Write down of advanced royalty fees	---	1,375,000
Write down of license fees	---	922,463

Total operating expenses	1,077,058	8,829,106

Loss from operations	(1,077,058)	(8,829,106)

Interest income	3	3
Interest expense	(725,395)	(948,600)
Other income (expense)	---	(4,119,549)
Income tax expense	---	—

Net loss	$(1,802,450)	$(13,897,252)

Basic and diluted loss per share	$(0.03)	$(0.21)

Basis and diluted average number of common shares outstanding	65,076,162	65,076,161

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Consolidated	Consolidated
	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net loss	$(1,802,450)	$(13,897,252)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	15,343	4,028
Write down of capitalized development costs	---	2,588,905
Write down of advanced royalty fees	---	1,375,000
Write down of license fees	---	922,463
Reclassified capitalized development costs	---	2,947,365
Surrender of accrued salary	---	687,606
Share based payments	---	—
Changes in operating assets and liabilities:
Other current and non-current assets	(196,745)	(967,942)
Accounts payable and accrued expenses	217,021	125,878
Accrued license fees	---	---
Due to related parties	725,394	569,372

Net cash used in operating activities	(1,041,437)	(5,896,333)

Cash flows used in investing activities:
Capitalized development costs	---	(1,668,842)
Purchase of property and equipment	(316,034)	(2,500)

Net cash used in investing activities	(316,034)	(1,670,982)

Cash flows provided by financing activities:
Proceeds from private placement of units	---	---

Net contribution received from Funding Agreement	605,346	3,980,616
Loans from related parties	---	4,033,000

Net cash provided by financing activities	605,346	8,013,616

Net increase in cash and equivalents	752,125	446,301
Cash and cash equivalents — beginning of period	1,023,674	577,373

Cash and cash equivalents — end of period	$271,549	$1,023,674

Supplemental cash flow disclosures:
Cash paid for interest	$ ---	$294,228

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Paid-In-Capital	Receivable	Deficit	Total

Balance at December 31, 2011	4,000	$40	65,076,161	$650,762	$90,329,326	$ ---	$(97,466,265)	$(5,876,137)
Private placement of units	---	---	---	---	---	---	---	---
Stock subscription receivable	---	---	---	---	---	---	---	---
Stock option expense	---	---	---	---	---	---	---	---
Accrued salary surrender and reversal	---	---	---	---	687,606	---	---	687,606
Net contribution received from the Funding Agreement	---	---	---	---	3,980,616	---	---	3,980,616
Net income	---	---	---	---	---	---	(13,897,252)	(13,897,252)
Balance at December 31, 2012 (Restated)	4,000	40	65,076,161	650,762	95,607,547	---	(111,363,517)	(15,105,168)
Private placement of units	---	---	---	---	---	---	---	---
Stock subscription receivable	---	---	---	---	---	---	---	---
Stock option expense	---	---	---	---	---	---	---	---
Conversion of Non-Voting preferred Share	---	---	1	---	---	---	---	---
Net contribution received from the Funding Agreement	---	---	---	---	605,346	---	---	605,346
Net income	---	---	---	---	---	---	(1,802,450)	(1,802,450)
Balance at December 31, 2013	4,000	40	65,076,162	650,762	96,212,893	---	(113,165,967)	(16,302,272)

See accompanying notes to consolidated and combined financial statements

Circle Entertainment Inc.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial information contained in these consolidated financial statements for the years ended December 31, 2013 and 2012 reflects the results of operations of Circle Entertainment Inc. (“Circle” or the “Company”), a Delaware corporation, and its consolidated subsidiaries.

The consolidated financial statements of Circle include the accounts of all subsidiaries and the Company’s share of earnings or losses of joint ventures and affiliated companies under the equity method of accounting. All intercompany accounts and transactions have been eliminated.

2.   Business of the Company

Recent Development

As has been previously reported, on December 30, 2013, the independent members of the Board of Directors (the "Board") of the Company received a letter (the "Letter") from Paul C. Kanavos, the President and a greater than 10% stockholder of the Company, Robert F.X. Sillerman, a non-independent member of the Board and a greater than 10% stockholder of the Company, and Brett Torino, a greater than 10% stockholder of the Company, in which Kanavos, Sillerman and Torino have proposed to acquire all of shares of common stock of the Company that they do not beneficially own for a purchase price of $0.03 per share pursuant to a short-form merger and related transactions (the "Proposal").

Messrs. Kanavos, Sillerman and Torino beneficially own more than 50% of the outstanding shares of the Company’s common stock.

The Letter acknowledges that the Board will establish a special committee composed solely of independent and disinterested members of the Board to negotiate the terms of the transactions contemplated by the Proposal.

No binding obligation on the part of Messrs. Kanavos, Sillerman and Torino or the Company will arise with respect to the Letter or Proposal (other than as indicated below) unless and until a definitive agreement with the Company is executed and delivered.

Pursuant to the terms of the Letter, Kanavos, Sillerman and Torino have agreed to pay certain of the professional fees of the Company (including those of the special committee of the Board) incurred in connection with the transactions contemplated by the Proposal whether or not completed.

The Board will review and evaluate the Letter and the Proposal in due course, consistent with its fiduciary duties.  Accordingly, in March 2014, the Board formed a Special Committee of independent directors to evaluate the Proposal. The members of the Special Committee are Michael J. Meyer and David Ledy, both of whom the Board believes are independent and disinterested in respect of the Proposal. The Special Committee has retained independent legal counsel and and independent financial advisor in connection with its evaluation of the Proposal.

In March 2014, Harvey Silverman, a member of our Board, and Mitchell J. Nelson, our Executive Vice President and General Counsel, among others, indicated that they intend to participate with Messrs. Sillerman, Kanavos and Torino in the transactions contemplated by the Proposal.

Overview of the Business

The Company has been pursuing the development and commercialization of its new location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing. The Company does not currently generate any revenue from its location-based entertainment line of business and, as described below, its expenses are currently being funded by proceeds from a development loan for the Orlando, Florida project in which the Company has a minority ownership interest and under a Funding Agreement (as described below) between the project owner (which is controlled by Messrs. Sillerman, Kanavos and Torino) and the Company. However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the project owner’s discretion and, thus, may cease at any time, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based line of business. Messrs. Kanavos, Sillerman and Torino  financed substantially all of our short-term liquidity requirements from 2010 through most of 2012.

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

In connection with the First Amendment, an institutional investor/lender (the  “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project  (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of Messrs. Kanavos, Sillerman and Torino  (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such  Principals  guaranteed as a condition to obtaining the financing.  The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately   $5,700,000) were satisfied by the Project Owner, including those required to be satisfied in connection with our termination of the SkyView Agreements pursuant to a Termination and Settlement Agreement (as more particularly described herein).  The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.  As of December 31, 2013, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $171,946 as of December 31, 2013. Amounts accrued to Mr. Nelson are approximately $93,750 as of December 31, 2013.  The Company has amounts accrued to Maple Hill Companies LLC, the consultant referenced above, of approximately $300,000 as of December 31, 2013. Such amounts are included in the item “Accounts payable and accrued other” set forth on the Company’s consolidated balance sheets and consolidated statements of cash flows included elsewhere in this report. More specific details regarding these developments, as they evolved, are contained in this note.

While evaluating the Proposal, the Company has ceased pursuing the development and commercialization of its location-based entertainment line of business.

Because the Company does not currently generate any revenue from this line of business, it may not be able to continue as a going concern for the next twelve months. The Company’s ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando project and the Project Owner continuing to provide us at its discretion with funds under the Funding Agreement and/or the Company’s ability to complete equity and/or debt financings.

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

However, eventually, the Financing Source emerged and agreed to explore possible methods for financing the purchase of the property, its development and erection of the observation wheel as an entertainment destination center, but only if acceptable credit enhancements would come forward.  The Principals agreed to provide personal guarantees and other consideration (as described below) which served as the basis for the Financing Source to finalize the transaction.

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

●
The Company received an 8.5% membership interest in the Parent subject to the terms and conditions of the Parent’s operating agreement (the “Operating Agreement”) into which the Company and the Principals entered on November 16, 2012 and a description of which is set forth below and (ii) the Company received a commitment from the Project Owner and the IDL Subsidiaries to disburse to the Company certain of the construction loan proceeds they receive from the Financing Source subject to the terms and conditions of the Funding Agreement into which the parties entered on November 16, 2012 and a description of which is set forth below; and

●
The Principals and the Company agreed to share with the Financing Source 10% of the profits in excess of $90,000,000 generated from one or more observation wheels in which all or any of them have an ownership interest for 7 years after completion of this destination center and observation wheel.

The completion of the foregoing transactions on November 16, 2012 represented a restructuring of those originally contemplated under the Transaction Agreement.

The Second Amendment to the Transaction Agreement

On December 31, 2013, the Transaction Agreement expired as to the other property, known as the “OHI Parcel”, consisting of 10 acres in Orlando, Florida.  As has been previously reported, on June 11, 2013, the Company and the other parties to the Transaction Agreement entered into the Second Amendment to Transaction Agreement (the “Second Amendment”) pursuant to which the closing date for acquisition of the OHI Parcel was extended to December 31, 2013 from June 30, 2013.  In addition, pursuant to the Second Amendment to Transaction Agreement, the Company’s required capital contribution to purchase the 65% interest in the OHI Parcel has been increased from $1,000,000.00 to $2,000,000.00. As an inducement for the Whittal Parties to enter into the Second Amendment to Transaction Agreement, certain of the majority owners of the Project Owner, who are also the majority stockholders of the Company, agreed to extend the Whittal Parties a loan of up to $2,000,000.00 to fund tenant improvements on the OHI Parcel.

However, the closing of the acquisition of the OHI Parcel did not occur on December 31, 2013.  As a result, the Transaction Agreement, as amended by the Second Amendment, expired.  Currently, the Company and the Whittal Parties are in discussions about reinstating and extending the Transaction Agreement for the acquisition of the OHI Parcel, though there are no assurances that the parties will agree to any reinstatement and extension.  If the Transaction Agreement is reinstated and extended based on its current terms, the Company will require at least $2,000,000 to fund closing the acquisition of the OHI Parcel.  The Company does not currently have sufficient cash on hand or any financing commitment to fund a closing of the OHI Parcel.

Operating Agreement

Subject to the terms and conditions of the Operating Agreement, the Company, through a wholly-owned subsidiary, owns an 8.5% membership interest in the Project Owner while the Principals (through corporate affiliates) own approximately 87.25% of the total membership interests in the Project Owner and a consultant to the Company owns approximately 4.25%.

Pursuant to the Operating Agreement, the affairs of Project Owner will be managed by managers selected by the members other than the Company.  The Company will be liable for its pro rata share of required additional capital contributions, but the remedies if it is unable to fund all or any portion of required additional capital contributions would be dilution of the Company’s membership interest (dilution of 25% and 50% for the first and second time, respectively, and dilution of 25% for each time thereafter), subordination of the Company's right to receive distributions of net cash flow and the loss of the Company's voting rights. Voting by members is in accordance with percentage interests, so the Company’s vote of 8.5% will, in all likelihood, not be significant in decision-making authority.  The Operating Agreement further provides that the transfer of membership interests may only be made with consent of a super-majority of the non-transferring members.  There are tag-along rights in the event a member decides to sell its membership interest.  Under the Operating Agreement, distributions of cash or property  will be made first, to members for a preferred return of 12% per annum on their capital contributions; second, to unreturned additional capital contributions; and third, in accordance with percentage interests.  Because of the terms of the loans on the Square Parcel, it is not anticipated that the Company will receive any distributions until the $50,000,000 loan to construct the observation wheel is paid off, as the Financing Source has a cash sweep provision and will apply all excess cash to repayment of the loan and interest earned thereon, estimated to be a minimum of more than 5 years from closing.  There is no assurance that there will ever be distributions to the Company under the Operating Agreement or the amount of any such distributions.

Funding Agreement

Under the Funding Agreement, certain proceeds shall be disbursed to the Company from project financing, from time to time, only if, as and when disbursed by the lenders.  The Funding Agreement includes a separate commitment to fund between $100,000 and $250,000 a month for ongoing overhead expenses of the Company from the monthly draws for construction and improvements to the property so long as such draws continue, which is anticipated to be approximately 18 to 20 months (from December 2012) during the construction period and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company,  have agreed to subordinate his salary to the payment of  the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of  the other overhead expenses. As of December 31, 2013, the Company is inarrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $171,946 as of December 31, 2013. Amounts accrued to Mr. Nelson are approximately $93,750 as of December 31, 2013. The Company has amounts accrued to Maple Hills Companies LLC, the consultant referenced above, of approximately $300,000 as of December 31, 2013. Such amounts are included in the item “Accounts payable and accrued other” set forth on the Company’s consolidated balance sheets and consolidated statements of cash flows included elsewhere in this report.

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

However, funding under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the Project Owner’s discretionary and, thus, may cease at any time, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based line of business.

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

2013 and 2012 Funding under the Funding Agreement; 2012 and 2011 Private Equity and Debt Financings

During 2013, the Company funded its short-term capital requirements with funding of approximately $1,900,000 under the Funding Agreement.

During the fourth quarter of 2012, the Company funded its short-term capital requirements and obligations under the Termination and Settlement Agreement with funding of approximately of $5.7 million under the Funding Agreement.

As a result, the Company recorded equity contributions during the years ended December 31, 2013 and 2012 in the amount of approximately $605,346 and $4,668,222, respectively.

During 2012 (prior to the Funding Agreement) and 2011, the Company funded its short-term capital requirements through the following private equity and debt financings:

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

Loss Per Share/Common Shares Outstanding

Earnings (loss) per share are computed in accordance with Financial Accounting Standards concerning Earnings Per Share . Basic earnings (loss) per share are calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share include the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the years ended December 31, 2013 and December 31, 2012, 10,962,794 and 10,962,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  For the year ended December 31, 2013, the Company did not record income tax expense due to the losses incurred since inception.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2013.

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

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2013 and 2012, or which are expected to impact future periods, which were not previously disclosed in prior periods.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.

5.  Commitments

Total rent expense for the Company under operating leases for the years ended December 31, 2013 and 2012 was less than $0.1 million and $0.1 million, respectively. The Company does not have any future minimum rental commitments under non-cancelable operating leases.

The employment agreements for Mr. Kanavos and Mr. Nelson are terminable on 60 days’ notice.  The severance payments, if employment is terminated, are set forth in Item 11. Executive Compensation.  Mr. Sillerman’s employment agreement terminated on December 31, 2012.

6.  Stockholders’ Deficit

As of December 31, 2013 and 2012, there were 65,076,162 and 65,076,161 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company’s Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.   As of December 31, 2013 and 2012, there were 1,500 shares of Series A Convertible Preferred Stock issued and outstanding.  The rights, preferences and privileges of the Series A Convertible Preferred Stock are summarized below.  As of December 31, 2013 and 2012, there were 2,500 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.   The rights, preferences and privileges of the Series B Convertible Preferred Stock are summarized in note 2 to these consolidated financial statements. As of December 31, 2013 and 2012, there was no share and one (1) share of Non-Voting Designated preferred stock issued and outstanding, respectively.

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

The foregoing description of the Series A Convertible Preferred Stock  is not complete and is qualified in its entirety by reference to the full text of the Series A Certificate of Designation and the form of Warrant, copies of which are listed and incorporated by reference as Exhibit 3.3 to this report in which these consolidated financial statements are included, and are incorporated herein by reference.

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

Stock Option Grants

The weighted average fair value of the options granted on January 10, 2008 and May 19, 2008 to executive-designees and other non-employees was $0.00 per option at December 31, 2013. Fair value at December 31, 2013 was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	2.24%
Volatility	67%
Weighted average expected life	2.6 years
Dividend yield	0.0%

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

As of December 31, 2013 and 2012, the Company has a total of 5,563,350 and 5,563,350 options outstanding, respectively, to employees, directors, executive-designees and other non-employees. Compensation expense for stock option grants included in the accompanying statements of operations in selling, general and administrative expenses and loss from incidental operations is being recognized ratably over the vesting periods of the grants and was $0.0 million and $0.0 million for the years ended December 31, 2013 and 2012, respectively.

8.  Income Taxes

The Company has $168.3 million of net operating losses as of December 31, 2012, which start expiring in 2027.

The Company adopted the provisions of Financial Accounting Standards concerning Accounting for Uncertainty in Income Taxes an interpretation of previous Financial Accounting Standards upon the formation of the Company on June 15, 2007. As a result of the implementation of the accounting standards, the Company reviewed its uncertain tax positions in accordance with the recognition of the standards. As a result of this review, the Company concluded that it has no uncertain tax positions. Any potential uncertain tax positions relating to the partnerships that it acquired would accrue to the partnerships’ historic partners and not to the Company. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2013.

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

Miscellaneous

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2013.

10.  Related Party Transactions

Shared Services Agreements

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the Audit Committee. For the year ended December 31, 2013, Flag incurred and billed Circle $0.6 million. The services provided for the year ended December 31, 2013 were approved by the Audit Committee. For the year ended December 31, 2012, Flag incurred and billed Circle $0.6 million. The services provided for the year ended December 31, 2012 were approved by the Audit Committee and the related fees were paid subsequent to December 31, 2012. The services provided consisted primarily of accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s Audit Committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

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

As of February 15, 2011, the Company entered into a shared services agreement with Function (x), now known as Viggle Inc. (“Viggle”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal services and administrative services in support of Mitchell J. Nelson, its General Counsel and Executive Vice President to Viggle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which were initially estimated to be divided evenly between the companies.  However, during the first quarter of 2013, the Company’s share was reduced to 25%. Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  As of October 31, 2013, the Company has stopped making payments to Viggle for its share of Mr. Nelson’s salary, and Mr. Nelson is not being paid for the 25% of his salary that would be paid by the Company.  For the years ended December 31, 2013 and 2012, Viggle incurred and billed the Company $0.2 million and $0.3 million, respectively.  Approximately $0.1 million of the amount for 2013 has yet to be paid by the Company.

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation, now known as SFX Entertainment Inc. (“SFX”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its Senior Legal Advisor and the Company’s General Counsel.  The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson.    Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company or Viggle directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).   For the year ended December 31, 2013, SFX incurred charges for $0.3 million and reimbursed the Company $0.0 million.

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

11.  Restatement of Audited Consolidated Financial Statements

In 2013, the Company restated its audited consolidated financial statements as of December 31, 2012 and for the year then ended to reflect the effects of accounting and reporting errors related to the incorrect classification and recording of the funds the Company received prior to December 31, 2012 under the Funding Agreement. The funds received by the Company prior to December 31, 2012 under the Funding Agreement have been reclassified as a net contribution to equity because the Company has no obligation to repay such funds, as opposed to the original classification of debt due to a related party. The error resulted in an understatement of additional paid-in-capital of approximately $4.0 million, an overstatement of shareholders’ deficit of approximately $4.0 million and an overstatement of the liability due to related parties of approximately $4.0 million. The funds received under the Funding Agreement prior to December 31, 2012 have been classified as equity contributions because of the material mutual ownership relationship of the parties to the Funding Agreement.

12.  Subsequent Events

None.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A.  CONTROLS AND PROCEDURES

Restatement

As discussed elsewhere in Note 11 to the audited consolidated financial statements contained in Part II, Item 8 hereof, in 2013, the Company restated its audited consolidated financial statements (other than the consolidated statement of operations) as of December 31, 2012 and for the year then ended to reflect the effects of accounting and reporting errors related to the incorrect classification and recording of the funds the Company received prior to December 31, 2012 under the Funding Agreement with the Project Owner of the Orlando project as debt.  The funds received by the Company prior to and since December 31, 2012 under the Funding Agreement have been classified and recorded as equity contributions.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 or 15d-15 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013.  Based on that evaluation, the Company’s management initially concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective.

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

3.  Based on management’s evaluation under this framework, the Company determined that there are material weaknesses in its internal control over financial reporting as of December 31, 2013, which are discussed below under “Changes In Internal Control Over Financial Reporting.”   Accordingly, management has concluded that the Company’s internal control over financial reporting as of December 31, 2013 was not effective.

Changes in Internal Control over Financial Reporting

The loss of certain key accounting and finance personnel, coupled with our limited financial and human resources has materially affected our internal controls over financial reporting, including internal controls over accounting for stock based compensation, accounting for long-lived assets and the financial statement close process. In addition, during 2013, we restated our audited consolidated financial statements (other than the consolidated statement of operations) as of December 31, 2012 and for the year then ended to reflect the effects of accounting and reporting errors related to the incorrect classification and recording of the funds the Company received prior to December 31, 2012 under the Funding Agreement.  The funds received by the Company prior to and since December 31, 2012 under the Funding Agreement have been classified and recorded as equity contributions.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Circle Entertainment Inc.

The following table lists the names, ages and positions of our directors and executive officers as of March 25, 2014:

Name	Age	Position
Paul C. Kanavos	57	President, Director
David M. Ledy	64	Director
Gary McHenry	63	Chief Financial Officer
Michael J. Meyer	47	Director
Mitchell Nelson	66	Executive Vice President, General Counsel, Secretary
Andrew Perel	53	Director
Robert F.X. Sillerman	65	Director
Harvey Silverman	71	Director

Paul C. Kanavos was elected as a director and appointed President of the Company on August 20, 2007. Mr. Kanavos is the Founder, Chairman and Chief Executive Officer of Flag Luxury Properties, LLC. Prior to founding Flag Luxury Properties, he worked for over 20 years at the head of Flag Management. Most recently he has developed Ritz-Carltons in South Beach, Coconut Grove and Jupiter and was involved in developing Temenos Anguilla. Mr. Kanavos is a director, executive officer and controlling stockholder of Atlas Real Estate Funds, Inc., a greater than 5% stockholder of the Company (“Atlas”).  Mr. Kanavos’ early career experience includes a position at Chase Manhattan Bank, where he negotiated, structured and closed over $1 billion in loans.  The Board of Directors selected Mr. Kanavos to serve as a director because it believes his real estate development expertise will benefit the Company.

David M. Ledy was elected as a director of the Company in August 2012.  Mr. Ledy previously served as a director of the Company from October 2007 until August 2009.  Mr. Ledy is the Chief Operating Officer of U.S. Realty Advisors, LLC, a privately held firm based in New York that specializes in equity investments in corporate real estate assets and real estate advisory services to public companies, financial institutions and major private developers and investors.  Prior to joining US Realty Advisors in 1991, Mr. Ledy was a partner in the New York law firm Shea & Gould, where he was a member of the real estate department and chairman of the real estate workout group.  Mr. Ledy is a director of the First National Bank of New York.    Mr. Ledy was selected to serve as a director because the Board of Directors believes his wide-ranging real estate experience will benefit the Company.

Michael J. Meyer was elected a director of the Company in May 2008. Mr. Meyer is the founding partner of 17 Broad LLC, a diversified investment vehicle and securities consulting firm. Prior to founding 17 Broad, from 2002 to 2007, Mr. Meyer served as Managing Director and Head of Credit Sales and Trading for Bank of America. Prior to that, Mr. Meyer spent four years as the Head of High Grade Credit Sales and Trading for UBS.  Mr. Meyer has served as a director of Viggle Inc. (formerly known as Function (x) Inc.) since May 2013, a publicly traded company of which Robert F.X. Sillerman is the controlling shareholder.  Mr. Meyer is also a director of SFX Entertainment Inc., a publicly traded company of which Robert F.X. Sillerman is the controlling shareholder.  The Board of Directors selected Mr. Meyer to serve as a director because the Board of Directors believes his experience in financial planning and debt issues will benefit the Company.

Andrew Perel was elected a director of the Company effective March 1, 2013 in accordance with the terms of the Settlement Agreement (as described under Item 3. Legal Proceedings—Huff Litigation).  Mr. Perel was also appointed to serve as a member of the Board of Directors’ standing committees (namely, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee) in accordance with the terms of the Settlement Agreement.  Mr. Perel is a Partner at the law firm of Troutman Sanders.  He was previously the Executive Vice-President, General Counsel and Secretary of a publicly traded real estate investment trust, and has worked as outside counsel to major financial institutions regarding real estate and capital markets transactions with emphasis on origination, securitization, mergers & acquisitions, corporate finance, litigation and insurance; providing due diligence, loss prevention, risk management and regulatory studies for the purchase, sale and financing of commercial real estate.   Mr. Perel has also served as counsel to insurance and reinsurance companies prosecuting and defending declaratory judgment actions and has extensive experience in all aspects of general liability and environmental insurance coverage, defense and subrogation matters.  He is on the Board of Directors for Trump Plaza, the Advisory Board for Lincoln Land Services (Chair), the Board of Directors for Sports Angels, Inc. and Chairs the Board of Directors for Manhattan Youth Baseball.  The Board of Directors selected Mr. Perel to serve as a director because the Board of Directors believes his finance and real estate legal and other experience will benefit the Company.

Gary A. McHenry has served as Chief Financial Officer of the Company since January 21, 2011.  Mr. McHenry served as the Company’s property subsidiary’s (and its predecessors’) Controller since 2007 and as Principal Accounting Officer since July 2009. In connection with the chapter 11 bankruptcy proceeding of the Company's former Las Vegas property subsidiary, Mr. McHenry served as Vice President of such Las Vegas property subsidiary. Mr. McHenry is a CPA with numerous years’ financial experience in the real estate, manufacturing and communications industries.

Mitchell J. Nelson has served as Executive Vice President, General Counsel and Secretary of the Company since December 31, 2007. On February 11, 2011, Mr. Nelson was appointed as a director and Executive Vice President and General Counsel of Viggle.  On January 4, 2013, Mr. Nelson was appointed as the Senior Legal Adviser of SFX.  In connection with the chapter 11 bankruptcy proceeding of the Company's former Las Vegas property subsidiary, Mr. Nelson served as its President. Mr. Nelson has served as Senior Vice President of Corporate Affairs for Flag Luxury Properties, LLC since February, 2003. He is a minority stockholder of Atlas, and served as its President until December 2008. He has served as counsel to various law firms since 1994. Prior to that, he was a senior real estate partner at the law firm of Wien, Malkin & Bettex, with supervisory responsibility for various commercial properties. Mr. Nelson was a director of The Merchants Bank of New York and its holding company until its merger with, and remains on the Advisory Board of, Valley National Bank. Additionally, he has served on the boards of various not-for-profit organizations, including as a director of the 92nd Street YMHA and a trustee of Collegiate School, both in New York City.

Robert F.X. Sillerman served as Chairman of the Board of Directors and Chief Executive Officer of the Company from January 10, 2008 until January 13, 2013.  On February 11, 2011, Mr. Sillerman became the Executive Chairman of Viggle.  Mr. Sillerman is also Executive Chairman and Chief Executive Officer of SFX. Mr. Sillerman previously served as the Chief Executive Officer and Chairman of CKX (from February 2005 until May 2010). From August 2000 to February 2005, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm. Mr. Sillerman is a director, executive officer and controlling stockholder of Atlas.   Mr. Sillerman is the founder and has served as managing member of FXM Asset Management LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, from November 2003 through April 2010. Prior to that, Mr. Sillerman served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX Entertainment, Inc., from its formation in December 1997 through its sale to Clear Channel Communications in August 2000.  The Board of Directors selected Mr. Sillerman to serve as a director because it believes his significant entertainment and financial expertise will benefit the Company.

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

Former Director

On September 30, 2013, Huff, the then holder of the Company’s single share of outstanding Non-Voting Designated Preferred Stock (the "Designated Preferred Stock"), sold its equity interests in the Company, including the share of Designated Preferred Stock, to TS2013 LLC, an affiliate of Brett Torino, a greater than 10% stockholder of the Company, as reported in the Schedule 13D/Amendment No. 22 filed by, among others, Mr. Torino with the Securities and Exchange Commission on October 3, 2013.

As a result of the foregoing sale, in accordance with the Certificate of Designation of the Designated Preferred Stock, the Company has exercised its right to convert the share of Designated Preferred Stock into one share of Company common stock effective September 30, 2013.

The right of the holder of the Designated Preferred Stock to appoint one member to the Company’s Board of Directors terminated upon its conversion into one share of Company common stock.

Therefore, effective September 30, 2013, Bryan Bloom, who was serving as a member of the Company’s Board of Directors as the designee of the holder of the Designated Preferred Stock, resigned as a member of the Company Board of Directors.

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

Independent Director Appointment Pursuant to Huff Derivative Litigation Settlement

Effective March 1, 2013, in accordance with the requirements of the Settlement Agreement (as described under Item 3. Legal Proceedings—Huff Litigation), the Company’s Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee, unanimously elected Andrew Perel as a member of the Board of Directors to serve until the next annual meeting of stockholders or the earlier of his resignation, removal and death and appointed Mr. Perel to serve as a member of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Immediately prior to Mr. Perel’s election to the Board and his appointment to the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, the Board increased the size of the Board to seven (7) members from six (6) members and increased the size of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee by one member.  Mr. Perel is an "independent" director (as defined in the Settlement Agreement and also as defined in the Company’s Charters for the Board of Directors’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and by applicable rules of The NASDAQ Global Market and the Securities and Exchange Commission relating thereto).  Mr. Perel was reelected as a member of the Board of Directors at the Company’s 2013 annual meeting of stockholders held on September 9, 2013.

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

To our knowledge, based solely on information furnished to us and contained in Section 16 reports filed with the Securities and Exchange Commission, as well as any written representations that no other reports were required, we believe that during 2013, all required Section 16 reports of our directors and executive officers and persons who own more than 10% of our outstanding common stock were timely filed.

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

  Board Committees

The following chart sets forth the membership of each board committee as of March 25, 2014.

Committee	Members

Audit Committee	Michael Meyer (Chairman) David M. Ledy Andrew Perel Harvey Silverman

Compensation Committee	Michael Meyer Andrew Perel Harvey Silverman

Nominating and Corporate Governance Committee	Harvey Silverman (Chairman) Michael Meyer Andrew Perel

Special Committee	Michael J. Meyer David Ledy

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

Compensation Committee

The Compensation Committee is comprised of Messrs. Ledy, Meyer, Perel and Silverman. Mr. Ledy is the Chairman of the Compensation Committee. The Compensation Committee represents our Company in reviewing and approving the executive compensation of our Chief Executive Officer, President, Chief Financial Officer and General Counsel. The Compensation Committee also reviews management’s recommendations with respect to executive compensation and employee benefits and is authorized to act on behalf of the board of directors with respect thereto. The Compensation Committee also administers the Company’s stock option and incentive plans, including our 2007 Long-Term Incentive Compensation Plan and our 2007 Executive Equity Incentive Plan. All members of the Compensation Committee are independent within the meaning of the rules and regulations of the SEC and our Corporate Governance Guidelines. The Compensation Committee’s charter can be found on the Company’s website at www.fxree.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of Messrs. Ledy, Meyer, Perel and Silverman. Mr. Silverman is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for recommending qualified candidates to the board for election as directors of our Company, including the slate of directors proposed by our board of directors for election by stockholders at our annual meetings of stockholders. The Nominating and Corporate Governance Committee also advises and makes recommendations to the board of directors on all matters concerning directorship practices and recommendations concerning the functions and duties of the committees of the board of directors. To assist in formulating such recommendations, the Nominating and Corporate Governance Committee utilizes feedback that it receives from the board of directors’ annual self-evaluation process, which it oversees and which includes a committee and director self-evaluation component. The Nominating and Corporate Governance Committee developed and recommended to the board of directors Corporate Governance Guidelines and will review, on a regular basis, the overall corporate governance of our Company.

All members of the Nominating and Corporate Governance Committee are independent within the meaning of our Corporate Governance Guidelines.  The Nominating and Corporate Governance Committee’s charter can be found on the Company’s website at www.fxree.com.
When considering the nomination of directors for election at an annual meeting of stockholders or, if applicable, a special meeting of stockholders, the Nominating and Corporate Governance Committee takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills and the extent to which the candidate would fill a present need on the board of directors. The Nominating and Corporate Governance Committee may engage, as appropriate, a third party search firm to assist in identifying qualified candidates. The process may also include interviews and all necessary and appropriate inquiries into the background and qualifications of possible candidates. The Nominating and Corporate Governance Committee does not currently have a policy whereby it will consider recommendations from stockholders for its director nominees.

Special Committee

The Special Committee is comprised of Messrs. Meyer and Ledy.  The Special Committee was form in February 2014 to evaluate the Proposal from Messrs. Kanavos, Sillerman and Torino as described under “Item 1. Business-Recent Development” of this report.

ITEM 11.    EXECUTIVE COMPENSATION

2013 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2013 and December 31, 2012 by our Chief Executive Officer and the two other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2013. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position(1)	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation		Total

Paul Kanavos	2013	$600,000			---		---		---	600,000
President	2012	600,000	(2)	$	---	$	---	$	---	$600,000

Mitchell Nelson	2013	150,000			---		---		---	150,000
General Counsel	2012	250,000	(2)		---		---	$	---	$250,000

(1)	The Company has not had a Chief Executive Officer since Mr. Sillerman resigned from such position effective January 12, 2013.
(2)
In connection with the modification of Mr. Kanavos’ employment agreement in June 2009, he is entitled to a retention bonus of $95,000, which has not been paid as of March 25, 2014. As of December 31, 2013, Mr. Kanavos’ accrued but unpaid salary was $171,946 for 2013, $375,000 for 2012, $400,000 for 2011 and $600,000 for 2010 as well as $245,000 for 2009.  As of December 31, 2013, Mr. Nelson’s accrued but unpaid salary was $93,750, $47,500 for 2011 and $365,000 for 2010 as well as $150,000 for 2009.

Outstanding Equity Awards at December 31, 2013

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

The employment agreements of each of Messrs. Kanavos and Nelson provide for the following benefits in the event of their death: (a) all earned but unpaid Base Salary at the time of the Executive’s death; the full costs relating to the continuation of any group health, medical, dental and life insurance program or plan provided through the Employer for a period of ninety (90) days after the termination of Employment; and all reimbursable business expenses incurred by the Executive through time of his death.  The approximate amount that would be due to the estates of Messrs. Kanavos and Nelson in the event of their death as of December 31, 2013 would be $1,849,634 and $656,250, respectively, because of accrued but unpaid Base Salary owed to Messrs. Kanavos and Nelson.

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

For 2013, non-employee directors accrued an annual fee of $80,000 plus $1,000 for attendance at each meeting of our board of directors and $750 for attending each meeting of a committee of which he is a member. The chairperson of the Audit Committee received an additional annual fee of $20,000 and each of the other members of the Audit Committee received an additional fee of $10,000 for serving on the Audit Committee.  The chairpersons of each other committee received an additional annual fee of $10,000 and each of the other members of such committees received an additional annual fee of $5,000. All fees described above are payable half in cash and half in equity awards or options under the Company’s 2007 Long-Term Incentive Compensation Plan, though each non-employee director will have the option to elect, on an annual basis, to receive 100% of his compensation in equity awards or stock options.

The Company pays non-employee directors on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate or options therefore on the date granted.  During 2013 and 2012 (as well as 2011 and 2010), fees earned were not paid.

The total compensation accrued by our non-employee directors during fiscal year 2013 is shown in the following table (1):

	Fees	Option
	Accrued	Awards	Total
Name	($) (1)	($) (2)	($)
David M. Ledy	$98,500	---	$98,500
Michael Meyer	$119,500	---	$119,500
Andrew Perel	$89,167	---	$89,167
Harvey Silverman	$111,000	---	$111,000

(1)
For 2013 (as well as 2012), fees have been accrued and not paid due to the Company’s cash position.  Directors are entitled to be paid half in cash and half in equity, unless they elect to receive a greater percentage of their compensation in equity.   The manner and timing of satisfying this obligation is under consideration and may be satisfied using cash, equity, or any combination thereof.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 25, 2014 by:

●	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock,
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to common stock purchase warrants or stock options held by that person that are exercisable as of March 25, 2014 or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

As of March 25, 2014, there were 65,076,162 shares of the registrant’s common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock
Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)	29,665,631	39.1%
Paul C. Kanavos (3) (5)	36,064,343	46.5%
Brett Torino (4) (5)	35,370,343	44.4%

Directors and Named Executive Officers (not otherwise included above):
Gary McHenry	0	0
David M. Ledy (6)	832,293	1.3%
Michael J. Meyer (7)	481,306	*
Mitchell J. Nelson (8)	295,571	*
Andrew Perel	0	0
Harvey Silverman (9)	4,369,229	6.5%
All directors and executive officers as a group (8 individuals) (10)	70,031,915	76.4%

*      Represents less than 1%.

(1)  Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o Circle Entertainment Inc., 70 East 55th Street, New York, New York 10022, telephone (212) 796-8199.

(2)  Sillerman beneficially owns (i) directly 12,705,756 shares of Common Stock (consisting of: (A) 8,850,263 shares of Common Stock owned by Sillerman; (B) 250,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable at $5.00 per share; (C) 250,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable at $6.00 per share; (D) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.2919 per share; (E) 888,011 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.3041 per share; (F) 411,984 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.2403 per share); and (ii) indirectly 16,959,875 shares of Common Stock (consisting of:  (A) 4,423,264 shares of Common Stock owned of record by Laura Baudo Sillerman, Sillerman’s spouse; (B) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.08 per share; (C) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per shares; (D) 362,637 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.273 per share; (E) 618,557 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.291 per share; (F) 572,410 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2621 per share; (G) 505,575 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2018 per share; (H) 625,390 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2399 per share; (I) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2634 per share; (J) 43,250 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.5778 per share; and (K) 5,501,436 shares of Common Stock owned of record by Atlas).  Excludes shares issuable upon conversion of Series A Convertible Preferred Shares and Series B Convertible Preferred Shares (not giving effect to any accrued but unpaid dividends) as follows: (A) 857,843 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman and his spouse, as joint tenants, that are convertible at $0.2331 per share; (B) 386,179 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman and his spouse that are convertible at $0.2331 per share; (C) 150,000 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.22 per share; (D) 259,901 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2309 per share; (E) 228,624 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2187 per share; (F) 212,121 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1603 per share; (G) 172,388 shares of common stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1914 per share; (H) 307,018 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1629 per share; (I) 724,638 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1380 per share; and (J) 19,380 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.4300 per share.

(3)  Kanavos beneficially owns (i) directly 20,644,989 shares of Common Stock (consisting of: (A) 354,254 shares of Common Stock owned of record by Kanavos; (B) 11,619,273 shares of Common Stock owned of record by Kanavos and his spouse, Dayssi Olarte de Kanavos, as joint tenants; (C) 500,000 shares of Common Stock owned of record by the Paul C. Kanavos 2008 GRAT; (D) 1,142,860 shares of Common Stock issuable upon the exercise of presently exercisable warrants held by Kanavos and his spouse, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; (E) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable at $5.00 per share; (F) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable at $6.00 per share; (G) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.08 per share; (H) 362,637 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.273 per share; (I) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per share; (J) 572,410 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2621 per share; (K) 411,984 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2403 per share; (L) 505,575 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2018 per share; (M) 625,390 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2399 per share; (N) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2634 per share) and (O) 43,250 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.5778 per share; and (ii) indirectly 14,419,354 shares of Common stock (consisting of: (A) 5,556,870 shares of Common Stock held by the Kanavos Dynasty Trust 2011, a trust formed by Kanavos for the benefit of his spouse and children (“KDT”); (B) 362,637 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.273 per share; (C) 618,557 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.291 per share; (D) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.2919 per share; (E) 888,011 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.3041 per share; (F) 436,345 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.2621 per share; and (G) 5,501,436 shares of Common Stock (consisting of the shares of Common Stock owned of record by Atlas). Kanavos’ beneficial ownership excludes 500,000 shares of Common Stock owned of record by his spouse’s GRAT, the Dayssi Olarte de Kanavos 2008 GRAT. Excludes shares issuable upon conversion of Series A Convertible Preferred Shares and Series B Convertible Preferred Shares Shares (not giving effect to any accrued but unpaid dividends) as follows: (A) 150,000 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2200 per share; (B) 259,901 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2309 per share; (C) 857,843 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2331 per share; (D) 386,179 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2331 per share; (E) 172,388 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.1914 per share; (F) 212,121 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.1603 per share; (G) 228,624 shares of common stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos’s spouse that are convertible at $0.2187 per share; (H) 307,018 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.1629 per share; (I) 724,628 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.1380 per share; and (J) 19,380 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.4300 per share; amd (K) 3,976 shares of Common Stock issuable upon the conversion of Series B Preferred Shares held by Kanovos and his spouse that are convertible at $0.4191 per share.

 (4)  Torino beneficially owns (i) directly 176,238 shares of Common Stock (consisting of 176,238 shares of Common Stock owned of record by Torino) and (ii) indirectly 35,193,925 shares of Common Stock (consisting of:  (A) 7,294,419 shares of Common Stock owned of record by TTERB; (B) 2,142,858 shares of Common Stock issuable upon the exercise of presently exercisable warrants held by TTERB, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; (C) 390,626 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.08 per share; (D) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by TTERB, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per share; (E) 362,637 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.273 per share; (F) 618,557 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.291 per share; (G) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2919 per share; (H) 888,011 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.3041 per share; (I) 572,410 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2621 per share; (J) 411,984 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2403 per share; (K) 505,575 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2018 per share; (L) 625,390 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2399 per share; (M) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2634 per share; (N) 43,250 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.5778 per share; (O) 5,501,436 shares of Common Stock owned of record by Atlas; (P) 7,781,210 shares of Common Stock owned of record by TS 2013, LLC and (Q) 2,083,334 shares of Common Stock issuable upon the exercise of warrants held by TS 2013, LLC.  Excludes shares issuable upon conversion of Series A Convertible Preferred Shares, as follows: (A)  150,000 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2200 per share; (B) 259,901 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2309 per share; (C) 857,843 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2331 per share; (D) 386,179 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2331 per share; (E) 228,624 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2187 per share; (F) 212,121 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.1603 per share; (G) 172,388 shares of common stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.1914 per share; (H) 307,018 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.1629 per share; (I) 724,638 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.1380 per share; and (J) 19,380 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.4300 per share.

(5)  Messrs. Kanavos and Torino hold 2,071,471 and 3,171,155 of the shares reported above through the Private Clients and Asset Management business group of (“PCAM”) of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”).  Deutsche Bank AG and Deutsche Bank Trust Company Americas has filed a Schedule 13G dated February 11, 2011 for such shares held by PCAM wherein it indicates PCAM holds such shares in the capacity of an investment adviser.  According to the Schedule 13G, the filing does not reflect securities, if any, beneficially owned by any other business group of DBAG and the filing should not be construed as an admission that PCAM is, for purposes of Section 13(d) under the Securities Exchange Act, the beneficial owner of any of the shares covered by the filing.  The address of DBAG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

(6)  Includes:  832,239 shares of Common Stock issuable upon the exercise of warrants held by Mr. Ledy that are presently exercisable at $0.2403 per share.  Excludes 529,291 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Mr. Ledy that are convertible at $0.32 per share.

(7)  Includes: (i) 32,695 shares of Common Stock owned of record by Mr. Meyer; and (ii) 448,611  shares of Common Stock issuable upon the exercise of stock options held by Mr. Meyer that are presently exercisable at $0.18 per share.

(8)   Includes (i) 95,571 shares of Common Stock held by LMN 134 Family Company, LLC, a family company of which Mr. Nelson is manager; (ii) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Nelson that are presently exercisable at $5.00 per share; and (iii) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Nelson that are presently exercisable at $6.00 per share.

(9)  Includes: (i) 1,384,119 shares of common stock owned of record by Mr. Silverman; (ii) 478,612 shares of common stock owned of record by Silverman Partners, L.P., of which Mr. Silverman is the sole general partner; (iii) 48,897 shares of common stock issuable upon the exercise of stock options held by Mr. Silverman that are presently exercisable, 25,641 shares at $5.00 per share and 23,256 shares at $6.00 per share; (iv) 571,430 shares of common stock underlying presently exercisable warrants owned of record by Silverman Partners, L.P (these warrants are exercisable at prices of $4.50 per share for 285,715 of the underlying shares and $5.50 per share for 285,715 of the underlying shares); (v) 1,430,615 shares of Common Stock issuable upon the exercise of warrants held by Mr. Silverman that are presently exercisable at $0.2097 per share; and (v) 455,556 shares of Common Stock issuable upon the exercise of stock options held by Silverman that are presently exercisable at $0.18 per share, excludes 595,948 shares issuable upon conversion of Series B Convertible Preferred Shares that are convertible at $0.1678 per share.

(10)  Includes an aggregate of 41,195,147 shares of common stock underlying presently exercisable warrants and options described above in notes 2, 3, 4, 5, 6, 7, 8, and 9.

ITEM 13 .  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are a number of conflicts of interest of which stockholders should be aware regarding our ownership and operations. Set forth below a list of related parties with whom we have engaged in one or more transactions as well as a summary of each transaction involving such related parties. Reference is made to “ Item 1. Business—Recent Developments” for information about the Proposal from Messrs. Kavanos, Sillerman and Torino.

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

●
SFX Entertainment Inc. and the Company entered into a shared services agreement as of January 4, 2013, relating to services to be performed by Mitchell J. Nelson for both companies to share employment and overhead-related expenses.  SFX Entertainment Inc.  is a private company also controlled by Robert F.X. Sillerman.

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

The Company presents the report prepared as described above to the Audit Committee. Because the shared services arrangement with Flag constitutes an agreement with a related party, the allocation and reimbursements are reviewed and approved by the Audit Committee of the board of directors of the Company, which consists entirely of independent members of the board of directors. If the Audit Committee raises any questions or issues with respect to the report, the parties cause their duly authorized representatives to meet promptly to address such questions or issues in good faith and, if appropriate, prepare a revised report. If the report is approved by the Audit Committee, then the net payment due as shown in the report is promptly paid.  For the year ended December 31, 2013, Flag incurred and billed the Company $0.6 million.

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

Viggle Shared Services Arrangement

As of February 15, 2011, the Company entered into a shared services agreement with Function (x), now known as Viggle Inc. (“Viggle”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal services and administrative services in support of Mitchell J. Nelson, its General Counsel and Executive Vice President to Viggle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with services to each company, and an allocation generally based on the services provided by Mr. Nelson, which were initially estimated to be divided evenly between the companies.  However, during the first quarter of 2013, the Company’s share was reduced to 25%. Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  For the years ended December 31, 2013 and 2012, Viggle incurred and billed the Company $0.2 million and $0.3 million, respectively.  Approximately $0.1 million of the amount for 2013 has yet to be paid by the Company.

As of October 31, 2013, the Company has stopped making payments to Viggle for its share of Mr. Nelson’s salary, and Mr. Nelson is not being paid for the 25% of his salary that would be paid by the Company.

SFX Shared Services Arrangement

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation, now known as SFX Entertainment Inc. (“SFX”), pursuant to which it shares costs for legal services and administrative services in support of Mitchell J. Nelson, its Senior Legal Advisor and the Company’s General Counsel.  The shared services agreement provides, in general, for sharing the applicable support provided by either company to Mr. Nelson, and an allocation generally based on the services provided by Mr. Nelson, which are estimated to be divided 25% to Viggle, 50% to SFX, and 25% to the Company.  Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company or Viggle for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  For the year ended December 31, 2013, SFX incurred charges for $0.3 million and reimbursed the Company $0.0 million.

Private Equity and Debt Financings

During 2011 and 2012, the Company sold certain of its equity securities in private placements to certain of its directors, executive officers and greater than 10% stockholders and their affiliates and received unsecured demand loans from certain of these persons as described under “ Item 1. Business—2013 and 2012 Funding under the Funding Agreement; 2012and 2011 Private Equity and Debt Financings.”  These private placements and unsecured demand loans were approved by a majority of the Company’s disinterested directors, to the extent applicable.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the aggregate fees for services provided by L.L. Bradford & Company, LLC. to the Company and its subsidiaries with respect to the years ended December 31, 2013 and December 31, 2012:

	2013	2012

Audit Fees (1)	$30,000	$81,500
Audit-Related Fees
Tax Fees
All Other Fees

Total	$30,000	$81,500

(1)
For 2013 and 2012, audit fees were for the quarterly reviews of the Form 10-Q reports for the quarters ended March 31, June 30, and September 30, 2013 and 2012 and for audit services, including (i) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on the Company's consolidated financial statements and (ii) consultation with management as to the accounting or disclosure treatment of transactions or events.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Documents filed as part of this Report:

(1) Financial Statements

See Table of Contents to Financial Statements at page 24.

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013 and December 31, 2012.

Financial Statement Schedule

SCHEDULE II

Circle Entertainment Inc.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(DOLLARS IN THOUSANDS)

	Balance at		Additions	Additions
	Beginning		Charged (Credited)	Charged
	of		to Costs	to Other			Balance at
Description	Period		And Expenses	Accounts	Deductions		End of Period
For the Year Ended December 31, 2013
Allowance for doubtful accounts	$	---	$ ---	$ ---	$	---	$	---
Deferred taxes valuation allowance		---	---	---		---		---

Total	$	---	$ ---	$ ---	$	---	$	---

For The Year Ended December 31, 2012
Allowance for doubtful accounts	$	---	---	---		---		---
Deferred taxes valuation allowance		---	---	---		---		---

Total	$	---	---	---		---		---

Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant (1)

3.2	Certificate of Designation of Non-Voting Preferred Stock of the registrant (5)

3.3	Certificate of Designation of Series A Convertible Preferred Stock of the registrant (15)

3.4	Certificate of Designation of Series B Convertible Preferred Stock of the registrant (17)

3.5	Certificate of Ownership and Merger of the registrant (11)

3.6	Amended and Restated By-Laws of the registrant (4)

4.1	Certificate of Designation of Non-Voting Preferred Stock of the registrant (5)

4.2	Certificate of Designation of Series A Convertible Preferred Stock of the registrant (15)

4.3	Certificate of Designation of Series B Convertible Preferred Stock of the registrant (18)

10.1	Employment Agreement between the registrant and Mitchell J. Nelson, dated as of December 31, 2007 (3)

10.2	Employment Agreement between the registrant and Paul C. Kanavos, dated as of December 31, 2007 (3)

10.3	2007 Long-Term Incentive Compensation Plan (4)

10.4	2007 Executive Equity Incentive Plan (4)

10.6	Form of Subscription Agreement (6)

10.7	Form of $4.50 Warrant (6)

10.8	Form of $5.50 Warrant (6)

10.9	Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Long-Term Incentive Compensation Plan (7)

10.10	Form of Option Agreement for FX Real Estate and Entertainment Inc. 2007 Executive Equity Incentive Plan (7)

10.11	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Paul C. Kanavos (8)

10.12	Letter Agreement entered into June 23, 2009 by and between FX Real Estate and Entertainment Inc. and Mitchell J. Nelson (8)

10.13	Form of Subscription Agreement (9)

10.14	Form of Warrant (9)

10.15	Form of Subscription Agreement (10)

10.16	Form of Warrant (10)

10.17	Shared Services Agreement dated as of October 1, 2010 by and between BPS Parent, LLC and the registrant (12)

10.18	Form of Subscription Agreement (13)

10.19	Form of Warrant (13)

10.20	Exclusive License Agreement entered into September 10, 2010 by and among William J. Kitchen, US ThrillRides, LLC and Circle Entertainment SV-I, LLC (14)

10.21	Development Agreement dated and effective as of September 10, 2010 by and among Circle Entertainment SV-I, LLC and US ThrillRides, LLC and William J. Kitchen (as to certain provisions thereof) (14)

10.22	Form of Warrant issued to William J. Kitchen and his designees (14)

10.23	Transaction Agreement by and between Circle Entertainment Property-Orlando, LLC and The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (15)

10.24
First Amendment to Transaction Agreement by and between Circle Entertainment Property-Orlando, LLC and The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (16)

10.25	Operating Agreement (16)

10.26	Funding Agreement (16)

10.27	Termination and Settlement Agreement by and among William J. Kitchen, US ThrillRides, LLC and Circle Entertainment SV-I, LLC (12)

10.28	Form of Promissory Note (17)

10.29	Stipulation and Settlement Agreement with the Huff Alternative Fund and the Huff Alternative Parallel Fund (18)

10.30	Shared Services Agreement dated as of February 15, 2011 by and between Function (x) Inc. and the registrant (19)

10.31
Second Amendment to Transaction Agreement by and between Circle Entertainment Property-Orlando, LLC and The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (20)

14.1	Code of Ethics (21)

21.1 †	List of Subsidiaries

23.1 †	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)

31.1 †	Certification of Principal Executive Officer

31.2 †	Certification of Principal Accounting Officer

32.1 †	Section 1350 Certification of Principal Executive Officer

32.2 †	Section 1350 Certification of Principal Accounting Officer

101.INS †	XBRL Instance Document

101.SCH †	XBRL Extension Schema Document

101.CAL †	XBRL Extension Calculation Linkbase Document

101.LAB †	XBRL Extension Label Linkbase Document

101.PRE †	XBRL Presentation Linkbase Document

101.DEF †	XBRL Definition Linkbase Document

101.CAL†	XBRL Extension Calculation Linkbase Document

101.LAB†	XBRL Extension Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.SCH†	XBRL Extension Schema Document
______________________
† Filed herewith
†

(1)	Incorporated by reference to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on December 6, 2007.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 9, 2008.

(3)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on February 4, 2008

(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 31, 2008

(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 17, 2008

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 29, 2008

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated June 23, 2009

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 9, 2009

(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 11, 2010

(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 11, 2011

(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated August 17, 2012

(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated August 18, 2010

(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 10, 2010

(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 28, 2011

(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated November 16, 2012

(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 3, 2011

(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 12, 2012

(19)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012

(20)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated June 11, 2013

(21)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

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

Circle Entertainment Inc.

By:	/s/ Paul C. Kanavos	March 25, 2014
Paul C. Kanavos President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul C. Kanavos	March 25, 2014
Paul C. Kanavos, President

By:	/s/ Gary McHenry	March 25, 2014
Gary McHenry, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ David M. Ledy	March 25, 2014
David M. Ledy, Director

By:	/s/ Michael Meyer	March 25, 2014
Michael Meyer, Director

By:	/s/ Andrew Perel	March 25, 2014
Andrew Perel, Director

By:	/s/ Robert F.X. Sillerman	March 25, 2014
Robert F.X. Sillerman, Director

By:	/s/ Harvey Silverman	March 25, 2014
Harvey Silverman, Director

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

21.1	List of Subsidiaries
23.1	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)
31.1	Certification of Principal Executive Officer (Restated)
31.2	Certification of Principal Accounting Officer (Restated)
32.1	Section 1350 Certification of Principal Executive Officer (Restated)
32.2	Section 1350 Certification of Principal Accounting Officer (Restated)
101.INS	XBRL Instance Document (Restated)
101.SCH	XBRL Extension Schema Document (Restated)
101.CAL	XBRL Extension Calculation Linkbase Document (Restated)
101.LAB	XBRL Extension Label Linkbase Document (Restated)
101.PRE	XBRL Presentation Linkbase Document (Restated)
101.DEF	XBRL Definition Linkbase Document (Restated)
______________________

†