Form 10-Q
period 2014-03-31
Circle Entertainment, Inc.
filed 2014-05-07
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, there were 65,076,162 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the words “we,” “us,” “our,” “Circle Entertainment,” and the “Company” collectively refer to Circle Entertainment Inc. and its consolidated subsidiaries, Circle Entertainment SV-I, LLC, Circle Entertainment SV-Orlando, LLC, Circle Entertainment Orlando-Property LLC, FXL, Inc., Circle Heron LLC, FX Luxury, LLC, and Circle I Drive LLC.

Recent Development

As has been previously reported, on December 30, 2013, the independent members of the Board of Directors (the “Board”) of the Company received a letter (the “Letter”) from Paul C. Kanavos, the President and a greater than 10% stockholder of the Company, Robert F. X. Sillerman, a non-independent member of the Board and a greater than 10% stockholder of the Company, and Brett Torino, a greater than 10% stockholder of the Company, in which Kanavos, Sillerman and Torino have proposed to acquire all of the shares of common stock of the Company that they do not beneficially own for a purchase price of $0.03 per share pursuant to a short-form merger and related transactions (the ‘Proposal”).

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

The Board will review and evaluate the Letter and the Proposal in due course, consistent with its fiduciary duties. Accordingly, in February 2014, the Board formed a Special Committee of independent directors to evaluate the Proposal. The members of the special committee are Michael J. Meyer and David Ledy, both of whom the Board believes are independent and disinterested in respect of the Proposal.  The Special Committee has retained independent counsel and a financial advisor to evaluate whether any transaction arising out of the Proposal is fair, from a financial point of view, to the Company’s non-participating and unaffiliated shareholders.

In March 2014, Harvey Silverman, a member of our Board, Mitchell J. Nelson, our Executive Vice President and General Counsel, and Maple Hill Companies, LLC or an affiliate thereof, a consultant to the Company, among others, indicated that they intend to participate with Messrs. Kanavos, Sillerman and Torino in the transactions contemplated by the Proposal.

While evaluating the Proposal, the Company has ceased pursuing the development and commercialization of its location-based entertainment line of business, which it had been doing since September 10, 2010.

We do not currently generate any revenue from our location-based entertainment line of business, which requires significant capital and financing. Our expenses are currently being funded by proceeds from a development loan for the Orlando, Florida project in which we have a minority ownership interest and under a Funding Agreement between the project owner (which is controlled by Messrs. Sillerman, Kanavos and Torino) and the Company. However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the project owner’s discretion and, thus, may cease at any time, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based line of business. Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through most of 2012. Investors should read all of the information set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in order to better understand the financial condition of, and risks of investing in, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Circle Entertainment Inc.

CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2014	2013
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$92,031	$271,549

Prepaid expenses and other current assets	17,532	21,481

Total current assets	109,563	293,030
Investment in real estate:
Furniture, fixtures and equipment	152,823	122,523
Leasehold improvements	213,765	213,765
Capitalized development costs	---	---
Less: accumulated depreciation	(44,078)	(30,458)

Net investment in real estate	322,510	305,830
Other assets, net	---	378,538

Total assets	$432,073	$977,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,664,440	$4,573,290
Due to related parties	1,804,732	1,623,380

Loans payable to related parties	11,083,000	11,083,000
Total current liabilities	17,552,172	17,279,670
Other long-term liabilities	---	---

Total liabilities	17,552,172	17,279,670
Commitments and contingencies	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1,500 shares of Series A Convertible Preferred Stock issued and outstanding at March 31, 2014 and December 31, 2013, respectively, and 2,500 shares of Series B Convertible Preferred Stock issued and outstanding at March 31, 2014 and December 31, 2013, respectively	40	40
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,162 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	650,762	650,762
Additional paid-in-capital	96,212,893	96,212,893

Accumulated deficit	(113,983,794)	(113,165,967)

Total stockholders’ deficit	(17,120,099)	(16,302,272)

Total liabilities and stockholders’ deficit	$432,073	$977,398

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	622,855	246,552
Depreciation and amortization	13,620	1,042
	---	---

Total operating expenses	636,475	247,594

Loss from operations	(636,475)	(247,594)
Interest income	---	1
Interest expense	(181,352)	(197,671)
	---	---

Net loss	(817,827)	(445,264)
Basic and diluted loss per share	$(0.01)	$(0.01)
Basic and diluted average number of common shares outstanding	65,076,162	65,076,161

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.

  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net loss	$(817,827)	$(445,264)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	13,620	1,042
Changes in operating assets and liabilities:

Other current and non-current assets	382,487	(17,760)
Accounts payable and accrued expenses	91,150	(472,060)

Due to related parties	181,352	197,671

Net cash (used in) operating activities	(149,218)	(736,371)

Cash flows from investing activities:
Purchase of property and equipment	(30,300)	(24,000)
Capitalized development costs	---	---

Net cash (used in) provided by investing activities	(30,300)	(24,000)

Cash flows from financing activities:

Net contribution from funding agreement	---	91,002
Proceeds from loans payable to related parties	---	---

Net cash provided by financing activities	---	91,002

Net (decrease) / increase in cash and equivalents	(179,518)	(669,369)
Cash and cash equivalents — beginning of period	271,549	1,023,674

Cash and cash equivalents — end of period	$92,031	$354,305

Supplemental cash flow data:
Cash paid for interest	$ ---	$ ---

See accompanying notes to consolidated financial statements.

Circle Entertainment Inc.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 reflect the results of operations of Circle Entertainment Inc., a Delaware corporation (hereinafter, “Circle” or the “Company”), and its consolidated subsidiaries, Circle Entertainment SV-I, LLC, Circle Entertainment SV-Orlando, LLC, Circle Entertainment Orlando-Property LLC, FXL, Inc., Circle Heron LLC, FX Luxury, LLC, and Circle I Drive LLC.

The consolidated financial statements for the three months ended March 31, 2014 and 2013 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The consolidated balance sheet at December 31, 2013 has been derived from the Company’s audited consolidated financial statements as of that date. These unaudited consolidated financial statements for the three months ended March 31, 2014 and 2013 should be read in conjunction with such audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for such year (the “2013 Form 10-K”) as filed with the Securities and Exchange Commission on March 25, 2014.

The operating results for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results for the full year.

2.  Business of the Company

Recent Development

As has been previously reported, on December 30, 2013, the independent members of the Board of Directors (the “Board”) of the Company received a letter (the “Letter”) from Paul C. Kanavos, the President and a greater than 10% stockholder of the Company, Robert F. X. Sillerman, a non-independent member of the Board and a greater than 10% stockholder of the Company, and Brett Torino, a greater than 10% stockholder of the Company, in which Kanavos, Sillerman and Torino have proposed to acquire all of the shares of common stock of the Company that they do not beneficially own for a purchase price of $0.03 per share pursuant to a short-form merger and related transactions (the ‘Proposal”).

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

The Board will review and evaluate the Letter and the Proposal in due course, consistent with its fiduciary duties. Accordingly, in February 2014, the Board formed a Special Committee of independent directors to evaluate the Proposal. The members of the special committee are Michael J. Meyer and David Ledy, both of whom the Board believes are independent and disinterested in respect of the proposal.  The Special Committee has retained independent counsel and a financial advisor to evaluate whether any proposed transaction arising out of the Proposal is fair, from a financial point of view, to the Company’s non-participating and unaffiliated stockholders.

       In March 2014, Harvey Silverman, a member of our Board, Mitchell J. Nelson, our Executive Vice President and General Counsel, and Maple Hill Companies, LLC or an affiliate thereof, a consultant to the Company, among others, indicated that they intend to participate with Messrs. Kanavos, Sillerman and Torino in the transactions contemplated by the Proposal.

While evaluating the Proposal, the Company has ceased pursuing the development and commercialization of its location-based entertainment line of business.

The Company has been pursuing the development and commercialization of its location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing. The Company does not currently generate any revenue from its location-based entertainment line of business and, as described below, its expenses are currently being funded by proceeds from a development loan for the Orlando, Florida project in which the Company has a minority ownership interest and under a Funding Agreement between the project owner (which is controlled by Messrs. Sillerman, Kanavos and Torino) and the Company. However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the project owners’ discretion and, thus may cease at any time, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based entertainment line of business. Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through most of 2012.

As has been previously reported, in November 2012, the Company restructured its position in the proposed co-development of an entertainment destination center on International Drive in Orlando, Florida (the “Orlando Project”). As a consequence of the restructuring, the Company now owns an 8.5% membership interest in I Drive Live Parent LLC, the owner of the Orlando Project (the “Project Owner”), pursuant to an operating agreement (the “Operating Agreement”). The Principals (as hereinafter defined), which include certain directors, officers, and greater than 10% stockholders of the Company (the “Company Principals”) and others (with the Company Principals, the “Principals”) own approximately 87.25% of the membership interests in the Project Owner, and a consultant to the Company owns an additional 4.25%.  The Principals provided guarantees as a condition of obtaining financing from an institutional investor/lender (the “Financing Source”) that acquired the parcel of land designated for the Orlando Project (the “Square Parcel”) and has leased the Square Parcel to entities owned by the Project Owner.  As part of the restructuring, the Company entered into a funding agreement (the “Funding Agreement”), pursuant to which the Company is to receive from the project development loan amounts between $100,000 and $250,000 per month to meet its ongoing overhead expenses as long as the Financing Source continues to fund the project development loan for the Orlando Project.  For a more complete description of the restructuring of the Company’s position in the Orlando Project, including changes to the original transaction agreement (the “Transaction Agreement”) pursuant to the related First Amendment and Assignment of Rights Agreement (the “First Amendment”), reference is made to “Item 1.  Business—Overview of the Company and its Current Business” of the 2013 Form 10-K.

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

Under the Funding Agreement, certain proceeds shall be disbursed to the Company from project financing, from time to time, only if, as and when disbursed by the lenders.  The Funding Agreement includes a separate commitment to fund between $100,000 and $250,000 a month for ongoing overhead expenses of the Company from the monthly draws for construction and improvements to the property so long as such draws continue, which is anticipated to be approximately 18 to 20 months (from December 2012) during the construction period and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.. As of March 31, 2014, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $1,571,283 as of March 31, 2014. Amounts accrued to Mr. Nelson are approximately $693,750 as of March 31, 2014. The Company has amounts accrued to Maple Hill Companies LLC, the consultant referenced above, of approximately $375,000 as of March 31, 2014. Such amounts are included in the item “Accounts payable and accrued expenses” set forth on the Company’s consolidated balance sheets and consolidated statements of cash flows included elsewhere in this report.

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

 On December 31, 2013, the Transaction Agreement expired as to the other property, known as the “OHI Parcel”, consisting of 10 acres in Orlando, Florida.  As has been previously reported, on June 11, 2013, the Company and the other parties to the Transaction Agreement entered into the Second Amendment to Transaction Agreement pursuant to which the closing date for acquisition of the OHI Parcel was extended to December 31, 2013 from June 30, 2013.  In addition, pursuant to the Second Amendment to Transaction Agreement, the Company’s required capital contribution to purchase the 65% interest in the OHI Parcel has been increased from $1,000,000.00 to $2,000,000.00. As an inducement for Charles Whittall and his affiliated entities (the “Whittall Parties”) to enter into the Second Amendment to Transaction Agreement, certain of the majority owners of the Project Owner, who are also the majority stockholders of the Company, agreed to extend the Whittall Parties a loan of up to $2,000,000.00 to fund tenant improvements on the OHI Parcel.

However, the closing of the acquisition of the OHI Parcel did not occur on December 31, 2013. As a result, the Transaction Agreement, as amended by the Second Amendment, expired.  There are no further discussions between the parties relating to the OHI Parcel.

For a more detailed description of the Transaction Agreement, it’s First Amendment, the Operating Agreement, the Funding Agreement and the termination of the SkyView Agreements, reference is made to “Item 1. Business—Overview of the Company and its Current Business” of the 2013 Form 10-K.

3.	Going Concern

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Because the Company does not currently generate any revenue from its location-based entertainment line of business, the Company may not be able to continue as a going concern for the next twelve months.  The Company’s ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando Project and the Project Owner, at its discretion, continuing to provide the Company with funds under the Funding Agreement and/or its ability to complete equity and/or debt financings.

The Company has received an opinion from its auditor expressing substantial doubt as to its ability to continue as a going concern. Investors are encouraged to read the information set forth herein and in the 2013 Form 10-K in order to better understand the financial condition of, and risks of investing in, the Company.

4.	Accounting Policies

Significant Accounting Policies

During the three months ended March 31, 2014, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the 2013 Form 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly periods ended March 31, 2014 and 2013, or which are expected to impact future periods, which were not previously disclosed in prior periods.

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

Earnings/(loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings/(loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings/(loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the three months ended March 31, 2014 and 2013, 5,563,350 and 5,563,350 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

6.	Loans Payable to Related Parties

During 2012, the Company funded its working capital requirements through private debt financings. The debt financings made were unsecured demand loans, bearing interest at the rate of 6% per annum. The total loan proceeds for the year ended December 31, 2012 were $4,033,000.

Because Messrs. Kanavos, Sillerman and Torino made the loans, a majority of the Company’s disinterested directors approved the loans.

7.	Share-Based Payments

There was no compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively.

8.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three months ended March 31, 2014 and 2013, respectively, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through March 31, 2014.

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

Under the Settlement Agreement, among other things, the Company agreed to elect to its board of directors an additional independent director, who shall also serve as a member of all committees of the board of directors. The Company is required to elect such additional independent director within sixty (60) days after the Effective Date and is not permitted to decrease the number of independent directors for a period of at least three (3) years from the Effective Date.  Therefore, the Company’s Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee, unanimously elected Andrew Perel as a member of the Board of Directors, effective March 1, 2013, to serve until the next annual meeting of stockholders or the earlier of his resignation, removal and death and appointed Mr. Perel to serve as a member of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Immediately prior to Mr. Perel’s election to the Board and his appointment to the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, the Board increased the size of the Board to seven (7) members from six (6) members and increased the size of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee by one member.  Effective September 30, 2013, Bryan Bloom, who was serving as a member of the Company’s Board of Directors as the designee of the holder of the Designated Preferred Stock, resigned as a member of the Company Board of Directors, and therefore the size of the Board was decreased from seven (7) members to six (6) members.  The number of independent directors was not changed.  Mr. Bloom was not a member of any Committees of the Board of Directors.

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

Preferred Dividends in Arrears

As of March 31, 2014, there were total dividend arrearages on the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of approximately $480,044 and $682,190, respectively. These dividend arrearages constitute $320.03 and $272.88 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively.

10.	Related Party Transactions

Shared Services Agreement and Arrangement

Certain employees of Flag Luxury Properties, LLC (“Flag”) (a company owned and controlled by Paul Kanavos, Robert F.X. Sillerman and Brett Torino), from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the Company’s audit committee. For the three months ended March 31, 2014 and 2013, Flag incurred and billed the Company $0.1 million and $0.1 million, respectively. The services provided for the three months ended March 31, 2014 and 2013 were approved by the Company’s audit committee. The services provided consisted primarily of accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s audit committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

In late 2010, the Company entered into a shared services agreement with BPS Parent, LLC (“BPS”), a company substantially owned and controlled by Paul Kanavos and Brett Torino, pursuant to which the Company reimburses BPS for the services of management and related executive personnel in the field of real estate business development with respect to location-based entertainment businesses, advice in connection with specific development or construction projects, the preparation of financial projections, and construction administration and planning for the Company’s location-based entertainment business, and more particularly, development of the SkyView Technology.  Reimbursement is based on the allocation of time spent with respect to Company matters and the allocable overhead pertaining thereto.  The Chief Financial Officer reviews and, if appropriate, approves reimbursement, subject to further review and approval by the audit committee.  A true-up will be made if there are any adjustments.  The term of the shared services agreement runs until December 31, 2011, but may be extended or earlier terminated by either party upon 180 days’ prior written notice (or upon 90 days’ prior written notice if there is a determination in good faith that the provisions of the shared services agreement are not fair and consistent with those reasonably expected to apply in arm’s length agreements between affiliated parties).  Payments under the agreement are made on a quarterly basis and are determined taking into account a number of factors, including but not limited to, the overall type and volume of services provided, the individuals involved, the amount of time spent by such individuals and their current compensation rate with the company with which they are employed. Each quarter, representatives determine the net payment due from one party to the other for provided services performed by the parties during the prior calendar quarter, and prepare a report in reasonable detail with respect to the provided services so performed, including the value of such services and the net payment due.  For the three months ended March 31, 2014 and 2013, BPS incurred and billed the Company $0 million and $0.0 million, respectively.  The shared services agreement with BPS was terminated on July 31, 2012.

As of February 15, 2011, the Company entered into a shared services agreement with Function (x) Inc., now known as Viggle Inc. (“Viggle”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, the Company’s General Counsel and Executive Vice President to Viggle. The shared services agreement provides, in general, for sharing the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are estimated to be divided 25% to Viggle, 50% to SFX, and 25% to the Company. Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. For the three months ended March 31, 2014 and 2013, Viggle incurred and billed the Company $0 and $0.1 million, respectively.

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation, now known as SFX Entertainment Inc. (“SFX”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its Senior Legal Advisor and the Company’s General Counsel.  The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson.  Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company or Viggle directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  For the three months ended March 31, 2014, SFX’s share was 50%, which was reimbursed directly to Viggle.

11.	Subsequent Events

None

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

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the audited consolidated financial statements (other than the consolidated statements of operations) and related notes of the Company included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the consolidated financial statements and related notes of the Company included elsewhere in this Quarterly Report.

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

The Board will review and evaluate the Letter and the Proposal in due course, consistent with its fiduciary duties.  Accordingly, in February 2014, the Board formed a Special Committee of independent directors to evaluate the Proposal. The members of the special committee are Michael J. Meyer and David Ledy, both of whom the Board believes are independent and disinterested in respect of the Proposal. The Special Committee has retained independent counsel and a financial advisor to evaluate whether any transaction arising out of the Proposal is fair, from a financial point of view, to the Company’s non-participating and unaffiliated shareholders.

In March 2014, Harvey Silverman, a member of our Board, Mitchell J. Nelson, our Executive Vice President and General Counsel, and Maple Hill Companies, LLC or an affiliate thereof, a consultant to the Company, among others, indicated that they intend to participate with Messrs. Kanavos, Sillerman and Torino in the transactions contemplated by the Proposal.

Executive Summary

We have been pursuing the development and commercialization of our new location-based entertainment line of business since September 10, 2010.  The Company does not currently generate any revenue from its location-based entertainment line of business.

As has been previously reported, in November 2012, the Company restructured its position under the Transaction Agreement for the Orlando project (i.e., co-development of an entertainment destination center on International Drive in Orlando, Florida) pursuant to the First Amendment.

Also as has been previously reported in August 2012, the Company terminated the SkyView Agreements pursuant to a termination and settlement agreement.

In connection with the First Amendment, an institutional investor/lender (the “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project  (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of certain directors, officers and greater than 10% stockholders of the Company  (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such Principals guaranteed as a condition to obtaining the financing.  The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately $5,700,000) were satisfied by the Project Owner.  The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing ,and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.  As of March 31, 2014, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $0 as of March 31, 2014. Amounts accrued to Mr. Nelson are approximately $37,500 as of March 31, 2014.  The Company has amounts accrued to Maple Hill Companies LLC, the consultant referenced above, of approximately $375,000 as of March 31, 2014. Such amounts are included in the item “Accounts payable and accrued expenses” set forth on the Company’s consolidated balance sheets and consolidated statements of cash flows included elsewhere in this report.

Reference is made to note 2 to our consolidated financial statements included elsewhere in this report for a further description of the preceding events and related agreements.

While evaluating the Proposal, the Company has ceased to pursue the development and commercialization of its location-based entertainment line of business.

Because we do not currently generate any revenue from this line of business, we may not be able to continue as a going concern for the next twelve months.  Our ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando project and the Project Owner continuing to provide us, at its discretion, with funds in excess of the limit under the Funding Agreement and/or our ability to complete equity and/or debt financings.   As a result, we have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern.

Consolidated Operating Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue

No revenue was generated for the three months ended March 31, 2014 and 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and 2013 were approximately $636,475 and $247,594, respectively. Actual operating expenses, excluding depreciation, increased in the first quarter of 2014 as compared to the first quarter of 2013 by approximately $376,303. This increase includes a decrease in selling, general and administrative expenses due to an increase in salaries and wages of approximately $37,500, an increase in legal and professional fees of approximately $27,357; a decrease in funded SG&A costs of approximately $388,521, a decrease in rent of approximately $36,406, an increase in shared services expense of approximately $40,487, and a decrease in other expenses of approximately $3,804. Included in corporate overhead expenses for the three months ended March 31, 2014 is a charge of approximately $123,249 in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization increased in the first quarter of 2014 as compared to the first quarter of 2013 due primarily to the investment in leasehold improvements and furniture and fixtures.

Interest Expense

Interest expense, net, decreased by approximately $16,318 in the first quarter of 2014 as compared to the first quarter of 2013 due to a change in the interest calculation during the first quarter of 2013.

Income Taxes

For the three months ended March 31, 2014 and 2013, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

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

Cash Flow for the Three Months Ended March 31, 2014 and 2013

Operating Activities

Cash used in operating activities of approximately $149,218 for the three months ended March 31, 2014 consisted primarily of the net loss for the period of approximately $817,827, which includes depreciation and amortization costs of approximately $13,620 and an increase in accounts payable of approximately $91,150, an increase in other assets of approximately $382,487 and an increase in due to related parties of approximately $181,352.  There was an increase in working capital levels of approximately $654,989 for the three months ended March 31, 2014.

Cash used in operating activities of approximately $736,371 for the three months ended March 31, 2013 consisted primarily of the net loss for the period of approximately $445,264, which includes depreciation and amortization costs of approximately $1,042 and an decrease in accounts payable of approximately $472,060, an increase in due to related parties of approximately $197,671, offset by a decrease in other assets of approximately $17,760.  There was a decrease in working capital levels of approximately $292,149 for the three months ended March 31, 2013.

Investing Activities

Cash used in investing activities of $30,300 for the three months ended March 31, 2014 primarily reflects the purchase of property and equipment of approximately. Cash used in investing activities of $24,000 for the three months ended March 31, 2013 primarily reflects the addition to property and equipment.

Financing Activities

Cash provided by financing activities was approximately $0 for the three months ended March 31, 2014.  Cash provided by financing activities of approximately $91,002 for the three months ended March 31, 2013 represents the net contribution received from the Funding Agreement.

Uses of Capital

At March 31, 2014, we had $11,083,000 of principal amount of debt outstanding and approximately $92,031 in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.

Capital Expenditures

Our business plan is to develop our location-based entertainment line of business, including development opportunities for destination entertainment centers anchored by an observation wheel-type attraction.  The development and commercialization of this location-based entertainment line of business will require significant expenditures for which we do not have adequate sources of financing at this time. During the three months ended March 31, 2014, the Company incurred approximately $0 of capitalized development costs for tenant improvements completed for a new office location, of which the Company took occupancy on October 8, 2013.

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

Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2014.

Inflation

Inflation is not expected to have an immediate impact on our location-based entertainment line of business.

Application of Critical Accounting Policies

During the quarter ended March 31, 2014, there were no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer, Paul C. Kanavos, and its principal financial  officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2014.  Based on this evaluation the chief executive officer and principal financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective.

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

 101.INS†  XBRL Instance Document

101.DEF†  XBRL Definition Linkbase Document

101.CAL†  XBRL Extension Calculation Linkbase Document

101.LAB†  XBRL Extension Label Linkbase Document

101.PRE †  XBRL Presentation Linkbase Document

101.SCH†  XBRL Extension Schema Document

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

May 7, 2014

INDEX TO EXHIBITS

The documents set forth below are filed or furnished herewith.

Exhibit Number	Description

31.1†	Certification of Principal Executive Officer

31.2†	Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2 *	Section 1350 Certification of Principal Financial Officer

 101.INS †  XBRL Instance Document

101.DEF †  XBRL Definition Linkbase Document

101.CAL†   XBRL Extension Calculation Linkbase Document

101.LAB†   XBRL Extension Label Linkbase Document

101.PRE†  XBRL Presentation Linkbase Document

101.SCH†  XBRL Extension Schema Document

† Filed herewith

* Furnished herewith (not filed)