Form 10-Q
period 2014-06-30
Circle Entertainment, Inc.
filed 2014-08-07
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August [__], 2014, there were 65,076,162 shares of the registrant’s common stock outstanding.

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

The Board will review and evaluate the Letter and the Proposal in due course, consistent with its fiduciary duties. Accordingly, in February 2014, the Board formed a Special Committee of independent directors to evaluate the Proposal. The members of the Special Committee are Michael J. Meyer and David Ledy, both of whom the Board believes are independent and disinterested in respect of the Proposal.  The Special Committee has retained independent counsel and a financial advisor to evaluate whether any transaction arising out of the Proposal is fair, from a financial point of view, to the Company’s non-participating and unaffiliated shareholders.  The Special Committee, with the assistance of its advisors, is in the process of evaluating the Proposal.

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

We do not currently generate any revenue from our location-based entertainment line of business, which requires significant capital and financing. Our expenses are currently being funded by proceeds from a development loan for the Orlando, Florida project in which we have a minority ownership interest and under a Funding Agreement between the project owner (which is controlled by Messrs. Sillerman, Kanavos and Torino) and the Company. However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the project owner’s discretion and, thus, may cease at any time, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based line of business.  During the three months ended June 30, 2014, Messrs. Kanavos, Sillerman and Torino provided us with $645,565 of funding to pay certain of our expenses. We have classified that funding as capital contributions in our consolidated financial statements included elsewhere in this report.  There is no assurance that Messrs. Kanavos, Sillerman and Torino will provide any additional funding to us as capital contributions or otherwise. Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through most of 2012. Investors should read all of the information set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in order to better understand the financial condition of, and risks of investing in, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Circle Entertainment Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$195,116	$271,549

Prepaid expenses and other current assets	33,587	21,481

Total current assets	228,703	293,030
Investment in real estate:
Furniture, fixtures and equipment	158,269	122,523
Leasehold improvements	213,765	213,765
Capitalized development costs	---	---
Less: accumulated depreciation	(58,903)	(30,458)

Net investment in real estate	313,131	305,830
Other assets, net	---	378,538

Total assets	$541,834	$977,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,845,391	$4,573,290
Due to related parties	1,990,581	1,623,380

Loans payable to related parties	11,083,000	11,083,000
Total current liabilities	17,918,972	17,279,670
Other long-term liabilities	---	---

Total liabilities	17,918,972	17,279,670
Commitments and contingencies	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1,500 shares of Series A Convertible Preferred Stock issued and outstanding at June 30, 2014 and December 31, 2013, respectively, and 2,500 shares of Series B Convertible Preferred Stock issued and outstanding at June 30, 2014 and December 31, 2013, respectively	40	40
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,162 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	650,762	650,762
Additional paid-in-capital	96,858,458	96,212,893

Accumulated deficit	(114,886,398)	(113,165,967)

Total stockholders’ deficit	(17,377,138)	(16,302,272)

Total liabilities and stockholders’ deficit	$541,834	$977,398

See accompanying unaudited notes to consolidated financial statements.

Circle Entertainment Inc.

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	701,931	279,456
Depreciation and amortization	14,825	1,041
	---	---

Total operating expenses	716,756	280,497

Loss from operations	(716,756)	(280,497)
Interest income	1	---
Interest expense	(185,849)	(166,696)
	---	---

Net loss	(902,604)	(447,193)
Basic and diluted loss per share	$(0.01)	$(0.01)
Basic and diluted average number of common shares outstanding	65,076,162	65,076,161

See accompanying unaudited notes to consolidated financial statements.

Circle Entertainment Inc.

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	1,324,786	526,008
Depreciation and amortization	28,445	2,083
	---	---

Total operating expenses	1,353,231	528,091

Loss from operations	(1,353,231)	(528,091)
Interest income	1	1
Interest expense	(367,201)	(364,367)
	----	---

Net loss	(1,720,431)	(892,457)
Basic and diluted loss per share	$(0.03)	$(0.01)
Basic and diluted average number of common shares outstanding	65,076,162	65,076,161

See accompanying unaudited notes to consolidated financial statements.

Circle Entertainment Inc.

  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(1,720,431)	$(892,457)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	28,445	2,083
Changes in operating assets and liabilities:

Other current and non-current assets	366,432	(105,577)
Accounts payable and accrued expenses	272,101	(272,076)

Due to related parties	367,201	364,367

Net cash used in operating activities	(686,252)	(903,660)

Cash flows from investing activities:
Purchase of property and equipment	(35,746)	(24,000)
Capitalized development costs	---	(4,772)

Net cash used in investing activities	(35,746)	(28,772)

Cash flows from financing activities:
Capital contributions	645,565	---
Net contribution from funding agreement	---	249,179

Net cash provided by financing activities	645,565	249,179

Net decrease in cash and equivalents	(76,433)	(683,253)
Cash and cash equivalents — beginning of period	271,549	1,023,674

Cash and cash equivalents — end of period	$195,116	$340,421

Supplemental cash flow data:
Cash paid for interest	$ ---	$ ---

See accompanying unaudited notes to consolidated financial statements.

Circle Entertainment Inc.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 reflect the results of operations of Circle Entertainment Inc., a Delaware corporation (hereinafter, “Circle” or the “Company”), and its consolidated subsidiaries, Circle Entertainment SV-I, LLC, Circle Entertainment SV-Orlando, LLC, Circle Entertainment Orlando-Property LLC, FXL, Inc., Circle Heron LLC, FX Luxury, LLC, and Circle I Drive LLC.

The consolidated financial statements for the three and six months ended June 30, 2014 and 2013 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The consolidated balance sheet at December 31, 2013 has been derived from the Company’s audited consolidated financial statements as of that date. These unaudited consolidated financial statements for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with such audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for such year (the “2013 Form 10-K”) as filed with the Securities and Exchange Commission on March 25, 2014.

The operating results for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results for the full year.

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

The Board will review and evaluate the Letter and the Proposal in due course, consistent with its fiduciary duties. Accordingly, in February 2014, the Board formed a Special Committee of independent directors to evaluate the Proposal. The members of the Special Committee are Michael J. Meyer and David Ledy, both of whom the Board believes are independent and disinterested in respect of the proposal.  The Special Committee has retained independent counsel and a financial advisor to evaluate whether any proposed transaction arising out of the Proposal is fair, from a financial point of view, to the Company’s non-participating and unaffiliated stockholders.  The Special Committee, with the assistance of its advisors, is in the process of evaluating the Proposal.

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

The Company has been pursuing the development and commercialization of its location-based entertainment line of business since September 10, 2010, which has and will continue to require significant capital and financing. The Company does not currently generate any revenue from its location-based entertainment line of business and, as described below, its expenses are currently being funded by proceeds from a development loan for the Orlando, Florida project in which the Company has a minority ownership interest and under a Funding Agreement between the project owner (which is controlled by Messrs. Sillerman, Kanavos and Torino) and the Company. However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the project owners’ discretion and, thus, may cease at any time, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based entertainment line of business. During the three months ended June 30, 2014, Messrs. Kanavos, Sillerman and Torino provided the Company with $645,565 of funding to pay certain of its expenses. The Company has classified such funding as capital contributions in its consolidated financial statements included herewith.  There is no assurance that Messrs. Kanavos, Sillerman and Torino will provide any additional funding to the Company as capital contributions or otherwise.  Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through most of 2012.

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

Under the Funding Agreement, certain proceeds shall be disbursed to the Company from project financing, from time to time, only if, as and when disbursed by the lenders.  The Funding Agreement includes a separate commitment to fund between $100,000 and $250,000 a month for ongoing overhead expenses of the Company from the monthly draws for construction and improvements to the property so long as such draws continue, which is anticipated to be approximately 18 to 20 months (from December 2012) during the construction period and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.  As of June 30, 2014, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $1,568,237 as of June 30, 2014. Amounts accrued to Mr. Nelson are approximately $731,250 as of June 30, 2014. The Company has amounts accrued to Maple Hill Companies LLC, the consultant referenced above, of approximately $450,000 as of June 30, 2014. Such amounts are included in the item “Accounts payable and accrued expenses” set forth on the Company’s consolidated balance sheets and consolidated statements of cash flows included elsewhere in this report.

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

Because the Company does not currently generate any revenue from its location-based entertainment line of business, the Company may not be able to continue as a going concern for the next twelve months.  The Company’s ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando Project and the Project Owner, at its discretion, continuing to provide the Company with funds under the Funding Agreement and/or its ability to complete equity and/or debt financings.  During the three months ended June 30, 2014, Messrs. Kanavos, Sillerman and Torino provided the Company with $645,565 of funding to pay certain of its expenses. The Company has classified such funding as capital contributions in its consolidated financial statements included herewith. There is no assurance that Messrs. Kanavos, Sillerman and Torino will provide any additional funding to the Company as capital contributions or otherwise.

The Company has received an opinion from its auditor expressing substantial doubt as to its ability to continue as a going concern. Investors are encouraged to read the information set forth herein and in the 2013 Form 10-K in order to better understand the financial condition of, and risks of investing in, the Company.

4.	Accounting Policies

Significant Accounting Policies

During the six months ended June 30, 2014, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the 2013 Form 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly periods ended June 30, 2014 and 2013, or which are expected to impact future periods, which were not previously disclosed in prior periods.

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

Earnings/(loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings/(loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings/(loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the three months ended June 30, 2014 and 2013, 4,811,961 and 4,811,961 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

There was no compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses for the three and six months ended June 30, 2014 and 2013, respectively.

8.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three and six months ended June 30, 2014 and 2013, respectively, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through June 30, 2014.

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

Preferred Dividends in Arrears

As of June 30, 2014, there were total dividend arrearages on the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of approximately $600,442 and $841,073, respectively. These dividend arrearages constitute $400.29 and $336.43 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively.

10.	Related Party Transactions

Shared Services Agreement and Arrangement

Certain employees of Flag Luxury Properties, LLC (“Flag”) (a company owned and controlled by Paul Kanavos, Robert F.X. Sillerman and Brett Torino), from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the Company’s audit committee.  For the three months ended June 30, 2014 and 2013, Flag incurred and billed the Company $0.1 million and $0.1 million, respectively.  For the six months ended June 30, 2014 and 2013, Flag incurred and billed the Company $0.1 million and $0.2 million, respectively. The services provided for the three and six months ended June 30, 2014 and 2013 were approved by the Company’s audit committee. The services provided consisted primarily of accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s audit committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

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

As of February 15, 2011, the Company entered into a shared services agreement with Function (x) Inc., now known as Viggle Inc. (“Viggle”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, the Company’s General Counsel and Executive Vice President to Viggle. The shared services agreement provides, in general, for sharing the applicable support provided by either company to Mr. Nelson, and an allocation generally based on the services provided by Mr. Nelson, which are estimated to be divided 25% to Viggle, 50% to SFX, and 25% to the Company. Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. For the three months ended June 30, 2014 and 2013, Viggle incurred and billed the Company $0.1 million and $0.1 million, respectively.  For the six months ended June 30, 2014 and 2013, Viggle incurred and billed the Company $0.1 million and $0.1 million, respectively.

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation, now known as SFX Entertainment Inc. (“SFX”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its Senior Legal Advisor and the Company’s General Counsel.  The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson.  Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company or Viggle directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  For the three and six months ended June 30, 2014 and 2013, SFX’s share was 50%, which was reimbursed directly to Viggle.

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

The Board will review and evaluate the Letter and the Proposal in due course, consistent with its fiduciary duties.  Accordingly, in February 2014, the Board formed a Special Committee of independent directors to evaluate the Proposal. The members of the Special Committee are Michael J. Meyer and David Ledy, both of whom the Board believes are independent and disinterested in respect of the Proposal. The Special Committee has retained independent counsel and a financial advisor to evaluate whether any transaction arising out of the Proposal is fair, from a financial point of view, to the Company’s non-participating and unaffiliated shareholders. The Special Committee, with the assistance of its advisors, is in the process of evaluating the Proposal.

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

In connection with the First Amendment, an institutional investor/lender (the “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project  (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of certain directors, officers and greater than 10% stockholders of the Company  (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such Principals guaranteed as a condition to obtaining the financing.  The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately $5,700,000) were satisfied by the Project Owner.  The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing ,and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.  As of June 30, 2014, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $1,568,237 as of June 30, 2014. Amounts accrued to Mr. Nelson are approximately $731,250 as of June 30, 2014.  The Company has amounts accrued to Maple Hill Companies LLC, the consultant referenced above, of approximately $450,000 as of June 30, 2014. Such amounts are included in the item “Accounts payable and accrued expenses” set forth on the Company’s consolidated balance sheets and consolidated statements of cash flows included elsewhere in this report.

Reference is made to note 2 to our consolidated financial statements included elsewhere in this report for a further description of the preceding events and related agreements.

While evaluating the Proposal, the Company has ceased to pursue the development and commercialization of its location-based entertainment line of business.

Because we do not currently generate any revenue from this line of business, we may not be able to continue as a going concern for the next twelve months.  Our ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando project and the Project Owner continuing to provide us, at its discretion, with funds in excess of the limit under the Funding Agreement and/or our ability to complete equity and/or debt financings.   As a result, we have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern.  During the three months ended June 30, 2014, Messrs. Kanavos, Sillerman and Torino provided us with $645,565 of funding to pay certain of our expenses. We have classified such funding as capital contributions in our consolidated financial statements included elsewhere in this report. There is no assurance that Messrs. Kanavos, Sillerman and Torino will provide any additional funding to us as capital contributions or otherwise.

Consolidated Operating Results for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenue

No revenue was generated for the three months ended June 30, 2014 and 2013.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 and 2013 were approximately $716,756 and $280,497, respectively. Actual operating expenses, excluding depreciation, increased in the second quarter of 2014 as compared to the second quarter of 2013 by approximately $422,475. This increase includes an increase in selling, general and administrative expenses due to an increase in consulting fees of approximately $62,500, a decrease in legal and professional fees of approximately $26,923; a decrease in funded SG&A costs of approximately $283,979, an increase in rent of approximately $15,942, an increase in shared services expense of approximately $81,330, an increase in other expenses of approximately $26,148 and a decrease in directors’ compensation of approximately $20,500. Included in corporate overhead expenses for the three months ended June 30, 2014 is a charge of approximately $162,536 in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization increased in the second quarter of 2014 as compared to the second quarter of 2013 by approximately $13,784 due primarily to the investment in leasehold improvements and furniture and fixtures.

Interest Expense

Interest expense, net, increased by approximately $19,153 in the second quarter of 2014 as compared to the second quarter of 2013 due to the compounding of the amount of interest due on the notes due to related parties.

Income Taxes

For the three months ended June 30, 2014 and 2013, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Consolidated Operating Results for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenue

No revenue was generated for the six months ended June 30, 2014 and 2013.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 and 2013 were approximately $1,353,231 and $528,091. Actual operating expenses, excluding depreciation, increased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 by approximately $798,778. This increase includes an increase in legal and professional fees of approximately $435; an increase in funded SG&A costs of approximately $672,500, a decrease in rent of approximately $20,464, a increase in shared services of approximately $121,816,  an increase in other expenses of approximately $2,574 offset by a decrease of approximately $23,917 in directors’ compensation fees and an increase in consulting fees of approximately $45,835.  Included in corporate overhead expenses for the six months ended June 30, 2014 is a charge of approximately $310,856 in shared services charges provided by Flag pursuant to its arrangement with the Company.  Included in corporate overhead expenses for the six months ended June 30, 2013 is a charge of $251,755 in shared services charges provided by Flag pursuant to their arrangements with the Company.

Depreciation and Amortization

Depreciation and amortization increased by approximately $26,362 in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due primarily to the investment in capitalized property and equipment.

Interest Expense

Interest expense, net, increased by approximately $2,834 in the first six months of 2014 as compared to the first six months of 2013 due to the compounding of interest calculated on the notes due to related parties and offset by a decrease in the amount of debt service incurred on the Orlando property pursuant to the restructured Transaction Agreement.

Liquidity and Capital Resources

Because we do not currently generate any revenue, we expect to fund our current line of business and satisfy our liquidity requirements for the next twelve months through the Funding Agreement. However, funding under the Funding Agreement has exceeded its limit and the Project Owner, which has continued to provide funding thereunder at its discretion, may at any time cease to continue doing so, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based line of business.  There is no assurance that we will be able to complete equity and/or debt financings, if necessary, on terms acceptable to us or at all.  During the three months ended June 30, 2014, Messrs. Kanavos, Sillerman and Torino provided us with $645,565 of funding to pay certain of our expenses. We have classified such funding as capital contributions in our consolidated financial statements included elsewhere in this report.  There is no assurance that Messrs. Kanavos, Sillerman and Torino will provide any additional funding to us as capital contributions or otherwise.

Unless we can successfully develop and commercialize our location-based entertainment line of business, it is highly unlikely that we will be able to continue as a going concern.  While evaluating the Proposal, we have ceased pursuing the development and commercialization of its location-based entertainment line of business.

Cash Flow for the Six Months Ended June 30, 2014 and 2013

Operating Activities

Cash used in operating activities of approximately $686,252 for the six months ended June 30, 2014 consisted primarily of the net loss for the period of approximately $1,720,431, which includes depreciation and amortization costs of approximately $28,445 and an increase in accounts payable of approximately $272,101, an increase in other assets of approximately $366,432 and an increase in due to related parties of approximately $367,201.  There was an increase in working capital levels of approximately $1,005,734 for the six months ended June 30, 2014.

Cash used in operating activities of approximately $903,660 for the six months ended June 30, 2013 consisted primarily of the net loss for the period of approximately $892,457, which includes depreciation and amortization costs of approximately $2,083 and an decrease in accounts payable of approximately $272,076, an increase in due to related parties of approximately $364,367, offset by a decrease in other assets of approximately $105,577.  There was a decrease in working capital levels of approximately $13,286 for the six months ended June 30, 2013.

Investing Activities

Cash used in investing activities of $35,746 for the six months ended June 30, 2014 primarily reflects the purchase of property and equipment. Cash used in investing activities of $28,772 for the six months ended June 30, 2013 primarily reflects the addition to property and equipment of approximately $24,000 and an increase in capitalized development costs of approximately $4,772.

Financing Activities

Cash provided by financing activities was approximately $645,565 for the six months ended June 30, 2014, which consisted of capital contributions made by Messrs. Kanavos, Sillerman and Torino. Cash provided by financing activities of approximately $249,179 for the six months ended June 30, 2013 represents the net contribution received from the Funding Agreement.

Uses of Capital

At June 30, 2014, we had $11,083,000 of principal amount of debt outstanding and approximately $195,116 in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.

Capital Expenditures

Our business plan is to develop our location-based entertainment line of business, including development opportunities for destination entertainment centers anchored by an observation wheel-type attraction.  The development and commercialization of this location-based entertainment line of business will require significant expenditures for which we do not have adequate sources of financing at this time. During the six months ended June 30, 2014, the Company incurred approximately $0 of capitalized development costs for tenant improvements completed for a new office location, of which the Company took occupancy on October 8, 2013.

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

Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of June 30, 2014.

Inflation

Inflation is not expected to have an immediate impact on our location-based entertainment line of business.

Application of Critical Accounting Policies

During the six months ended June 30, 2014, there were no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer, Paul C. Kanavos, and its principal financial  officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014.  Based on this evaluation the chief executive officer and principal financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective.

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

Circle Entertainment Inc.

Date	By:	/s/ Paul C. Kanavos
Paul C. Kanavos
President (Principal Executive Officer)

Date	By:	/s/ Gary McHenry
Gary McHenry
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August [__], 2014

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