Form 10-Q/A
period 2014-06-30
Circle Entertainment, Inc.
filed 2014-08-08
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form  10-Q/A

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

EXPLANATORY NOTE

On August 7, 2014, Circle Entertainment Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (the “Original Quarterly Report”).  The Original Quarterly Report was filed with an undated  signature page and undated Exhibits 31.1, 31.2, 32.1, and 32.2..  The Company is filing this Amendment No. 1 (the “Amendment”) to date the signature page and Exhibits 31.1, 31.2, 32.1, and 32.2 of the Original Quarterly Report.  Except for the foregoing change to the signature page and Exhibits 31.1, 31.2, 32.1, and 32.2 of the Original Quarterly Report, no other information included in the Original Quarterly Report is amended by this Amendment.  This Amendment speaks as of the original filing date of the Original Quarterly Report and does not reflect events occurring after the filing date of the Original Quarterly Report, or modify or update the disclosures therein in any way other than as required to reflect the foregoing change to the signature page and Exhibits 31.1, 31.2, 32.1, and 32.2 of the Original Quarterly Report described herein.

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

Circle Entertainment Inc.

Date: August 7, 2014	By:	/s/ Paul C. Kanavos
Paul C. Kanavos
President (Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Gary McHenry
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