Form 10-Q
period 2014-09-30
Circle Entertainment, Inc.
filed 2014-10-30
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 30, 2014, there were 65,076,162 shares of the registrant’s common stock outstanding.

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

In addition to the Proposal, the Board is also evaluating a liquidation or dissolution of the Company because we do not currently generate any revenue from our location-based entertainment line of business, which requires significant capital and financing, and we do not have any definitive funding commitments in place (or the ability to complete equity and/or debt financings) to fund our short-term or long-term liquidity needs, including making cash capital contributions to the Orlando, Florida project in which we have a minority ownership interest to fund the project’s development costs in excess of those budgeted therefor.  Thus far, the development costs for the Orlando, Florida project have significantly exceeded the budgeted costs therefor and, as a result, we are required to fund our ratable portion of such excess costs in order to maintain our minority ownership interest in the Orlando, Florida project.  We are not able to fund our ratable portion of these excess costs and unless we do so our minority ownership interest in the Orlando, Florida project will be significantly diluted in terms of ownership and value.

Our expenses are currently being funded by proceeds from a development loan for the Orlando, Florida and under a Funding Agreement between the project owner (which is controlled by Messrs. Sillerman, Kanavos and Torino) and the Company. However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the project owner’s discretion and, thus, may cease at any time, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based line of business.  During the three months ended September 30, 2014, Messrs. Kanavos, Sillerman and Torino provided us with $425,000 of funding to pay certain of our expenses. We have classified that funding as capital contributions in our consolidated financial statements included elsewhere in this report.  There is no assurance that Messrs. Kanavos, Sillerman and Torino will provide any additional funding to us as capital contributions or otherwise. Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through most of 2012. Investors should read all of the information set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in order to better understand the financial condition of, and risks of investing in, the Company.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Circle Entertainment Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$119,514	$271,549

Prepaid expenses and other current assets	165,391	21,481

Total current assets	284,905	293,030
Investment in real estate:
Furniture, fixtures and equipment	158,269	122,523
Leasehold improvements	213,765	213,765
Capitalized development costs	---	---
Less: accumulated depreciation	(73,728)	(30,458)

Net investment in real estate	298,306	305,830
Other assets, net	---	378,538

Total assets	$583,211	$977,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$5,103,651	$4,573,290
Due to related parties	2,181,694	1,623,380

Loans payable to related parties	11,083,000	11,083,000
Total current liabilities	18,368,345	17,279,670
Other long-term liabilities	---	---

Total liabilities	18,368,345	17,279,670
Commitments and contingencies	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1,500 shares of Series A Convertible Preferred Stock issued and outstanding at September 30, 2014 and December 31, 2013, respectively, and 2,500 shares of Series B Convertible Preferred Stock issued and outstanding at September 30, 2014 and December 31, 2013, respectively	40	40
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,162 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	650,762	650,762
Additional paid-in-capital	97,283,458	96,212,893

Accumulated deficit	(115,719,394)	(113,165,967)

Total stockholders’ deficit	(17,785,134)	(16,302,272)

Total liabilities and stockholders’ deficit	$583,211	$977,398
See accompanying unaudited notes to consolidated financial statements.

Circle Entertainment Inc.
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	627,058	280,528
Depreciation and amortization	14,825	1,042

Total operating expenses	641,883	281,570

Loss from operations	(641,883)	(281,570)
Interest income	---	1
Interest expense	(191,113)	(177,658)

Net loss	(832,996)	(459,227)
Basic and diluted loss per share	$(0.01)	$(0.01)
Basic and diluted average number of common shares outstanding	65,076,162	65,076,161
See accompanying unaudited notes to consolidated financial statements.

Circle Entertainment Inc.
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013

Revenue	$ ---	$ ---

Operating expenses:
Selling, general and administrative expenses	1,951,844	806,536
Depreciation and amortization	43,270	3,125

Total operating expenses	1,995,114	809,661

Loss from operations	(1,995,114)	(809,661)
Interest income	1	2
Interest expense	(558,314)	(542,025)

Net loss	(2,553,427)	(1,351,684)
Basic and diluted loss per share	$(0.04)	$(0.02)
Basic and diluted average number of common shares outstanding	65,076,162	65,076,161
See accompanying unaudited notes to consolidated financial statements.

Circle Entertainment Inc.
  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(2,553,427)	$(1,351,684)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	43,270	3,125
Changes in operating assets and liabilities:

Other current and non-current assets	234,628	(3,159)
Accounts payable and accrued expenses	530,361	(135,928)

Due to related parties	558,314	542,025

Net cash used in operating activities	(1,186,854)	(667,447)

Cash flows from investing activities:
Purchase of property and equipment	(35,746)	(22,371)
Capitalized development costs	---	(276,122)

Net cash used in investing activities	(35,746)	(298,493)

Cash flows from financing activities:
Capital contributions	1,070,565	428,770
Net contribution from funding agreement	---	---

Net cash provided by financing activities	1,070,565	428,770

Net decrease in cash and equivalents	(152,035)	(537,170)
Cash and cash equivalents — beginning of period	271,549	1,023,674

Cash and cash equivalents — end of period	$119,514	$486,504

Supplemental cash flow data:
Cash paid for interest	$ ---	$ ---
See accompanying unaudited notes to consolidated financial statements.

Circle Entertainment Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                  Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 reflect the results of operations of Circle Entertainment Inc., a Delaware corporation (hereinafter, “Circle” or the “Company”), and its consolidated subsidiaries, Circle Entertainment SV-I, LLC, Circle Entertainment SV-Orlando, LLC, Circle Entertainment Orlando-Property LLC, FXL, Inc., Circle Heron LLC, FX Luxury, LLC, and Circle I Drive LLC.

The consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 have not been audited, but in the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation have been made. The consolidated balance sheet at December 31, 2013 has been derived from the Company’s audited consolidated financial statements as of that date. These unaudited consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with such audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for such year (the “2013 Form 10-K”) as filed with the Securities and Exchange Commission on March 25, 2014.

The operating results for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for the full year.

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

In addition to the Proposal, the Board is also evaluating a liquidation or dissolution of the Company because the Company does not currently generate any revenue from its location-based entertainment line of business, which requires significant capital and financing, and the Company does not have any definitive funding commitments in place (or the ability to complete equity and/or debt financings) to fund its short-term or long-term liquidity needs, including making cash capital contributions to the Orlando, Florida project in which the Company has a minority ownership interest to fund the project’s development costs in excess of those budgeted therefor.  Thus far, the development costs for the Orlando, Florida project have significantly exceeded the budgeted costs therefor and, as a result, the Company is required to fund its ratable portion of such excess costs in order to maintain its minority ownership interest in the Orlando, Florida project.  The Company is not able to fund its ratable portion of these excess costs and unless the Company does so its minority ownership interest in the Orlando, Florida project will be significantly diluted in terms of ownership and value.

The Company does not currently generate any revenue from its location-based entertainment line of business and, as described below, its expenses are currently being funded by proceeds from a development loan for the Orlando, Florida project and under a Funding Agreement between the project owner (which is controlled by Messrs. Sillerman, Kanavos and Torino) and the Company. However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and is continuing at the project owners’ discretion and, thus, may cease at any time, whereupon the Company’s ability to continue as a going concern will depend on its ability to complete equity and/or debt financings until such time, if ever, as it commercializes and generates significant revenue from its location-based entertainment line of business. During the three months ended September 30, 2014, Messrs. Kanavos, Sillerman and Torino provided the Company with $425,000 of funding to pay certain of its expenses. The Company has classified such funding as capital contributions in its consolidated financial statements included herewith.  There is no assurance that Messrs. Kanavos, Sillerman and Torino will provide any additional funding to the Company as capital contributions or otherwise.  Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through most of 2012.

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

Under the Funding Agreement, certain proceeds shall be disbursed to the Company from project financing, from time to time, only if, as and when disbursed by the lenders.  The Funding Agreement includes a separate commitment to fund between $100,000 and $250,000 a month for ongoing overhead expenses of the Company from the monthly draws for construction and improvements to the property so long as such draws continue, which is anticipated to be approximately 22 to 26 months (from December 2012) during the construction period and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.  As of September 30, 2014, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $1,598,782 as of September 30, 2014. Amounts accrued to Mr. Nelson are approximately $768,750 as of September 30, 2014. The Company has amounts accrued to Maple Hill Companies LLC, the consultant referenced above, of approximately $525,000 as of September 30, 2014. Such amounts are included in the item “Accounts payable and accrued expenses” set forth on the Company’s consolidated balance sheets included elsewhere in this report.

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

On December 31, 2013, the Transaction Agreement expired as to the other property, known as the “OHI Parcel”, consisting of 10 acres in Orlando, Florida.  As has been previously reported, on June 11, 2013, the Company and the other parties to the Transaction Agreement entered into the Second Amendment to Transaction Agreement pursuant to which the closing date for acquisition of the OHI Parcel was extended to December 31, 2013 from June 30, 2013.  In addition, pursuant to the Second Amendment to Transaction Agreement, the Company’s required capital contribution to purchase the 65% interest in the OHI Parcel has been increased from $1,000,000 to $2,000,000. As an inducement for Charles Whittall and his affiliated entities (the “Whittall Parties”) to enter into the Second Amendment to Transaction Agreement, certain of the majority owners of the Project Owner, who are also the majority stockholders of the Company, agreed to extend the Whittall Parties a loan of up to $2,000,000 to fund tenant improvements on the OHI Parcel.

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

During the three months ended September 30, 2014, Messrs. Kanavos, Sillerman and Torino provided the Company with $425,000 of funding to pay certain of its expenses. The Company has classified such funding as capital contributions in its consolidated financial statements included herewith. There is no assurance that Messrs. Kanavos, Sillerman and Torino will provide any additional funding to the Company as capital contributions or otherwise.

The Company has received an opinion from its auditor expressing substantial doubt as to its ability to continue as a going concern. Investors are encouraged to read the information set forth herein and in the 2013 Form 10-K in order to better understand the financial condition of, and risks of investing in, the Company.

4.	Accounting Policies

Significant Accounting Policies

During the nine months ended September 30, 2014, there has been no significant change in the Company’s significant accounting policies and estimates as disclosed in the 2013 Form 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly periods ended September 30, 2014 and 2013, or which are expected to impact future periods, which were not previously disclosed in prior periods.

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

Earnings/(loss) per share is computed in accordance with Financial Accounting Standards concerning Earnings Per Share. Basic earnings/(loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings/(loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the three months ended September 30, 2014 and 2013, 4,811,961 and 4,811,961 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

6.	Loans Payable to Related Parties

During 2012, the Company funded its working capital requirements through private debt financings. The debt financings made were unsecured demand loans, bearing interest at the rate of 6% per annum. The total loan proceeds for the year ended December 31, 2012 were $4,033,000. During 2014 and 2013, no new demand loans were arranged by the Company.

Because Messrs. Kanavos, Sillerman and Torino made the loans, a majority of the Company’s disinterested directors approved the loans.

7.	Share-Based Payments

There was no compensation expense for stock option grants included in the accompanying consolidated statements of operations in selling, general and administrative expenses for the three and nine months ended September 30, 2014 and 2013, respectively.

8.	Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

For the three and nine months ended September 30, 2014 and 2013, respectively, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007. As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through September 30, 2014.

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

Preferred Dividends in Arrears

As of September 30, 2014, there were total dividend arrearages on the Company’s outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of approximately $642,796 and $908,443, respectively. These dividend arrearages constitute $428.53 and $363.38 per share of Series A Convertible Stock and Series B Convertible Preferred Stock, respectively.

10.	Related Party Transactions

Shared Services Agreement and Arrangement

Certain employees of Flag Luxury Properties, LLC (“Flag”) (a company owned and controlled by Paul Kanavos, Robert F.X. Sillerman and Brett Torino), from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the Company’s audit committee.  For the three months ended September 30, 2014 and 2013, Flag incurred and billed the Company $0.1 million and $0.1 million, respectively.  For the nine months ended September 30, 2014 and 2013, Flag incurred and billed the Company $0.4 million and $0.5 million, respectively. The services provided for the three and nine months ended September 30, 2014 and 2013 were approved by the Company’s audit committee. The services provided consisted primarily of accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s audit committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

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

As of February 15, 2011, the Company entered into a shared services agreement with Function (x) Inc., now known as Viggle Inc. (“Viggle”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, the Company’s General Counsel and Executive Vice President to Viggle. The shared services agreement provides, in general, for sharing the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which are estimated to be divided 25% to Viggle, 50% to SFX, and 25% to the Company. Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant). The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair. The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances. For the three months ended September 30, 2014 and 2013, Viggle incurred and billed the Company $0.1 million and $0.1 million, respectively.  For the nine months ended September 30, 2014 and 2013, Viggle incurred and billed the Company $0.1 million and $0.1 million, respectively.

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation, now known as SFX Entertainment Inc. (“SFX”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its Senior Legal Advisor and the Company’s General Counsel.  The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson.  Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company or Viggle directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  For the three and nine months ended September 30, 2014 and 2013, SFX’s share was 50%, which was reimbursed directly to Viggle.

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

Executive Summary

While evaluating the Proposal, the Company has ceased to pursue the development and commercialization of its location-based entertainment line of business, which it had been pursuing since September 10, 2010.

In addition to the Proposal, the Board is also evaluating a liquidation or dissolution of the Company because we do not currently generate any revenue from its location-based entertainment line of business, which requires significant capital and financing, and the Company does not have any definitive funding commitments in place (or the ability to complete equity and/or debt financings) to fund its short-term or long-term liquidity needs, including making cash capital contributions to the Orlando, Florida project in which the Company has a minority ownership interest to fund the project’s development costs in excess of those budgeted therefor.  Thus far, the development costs for the Orlando, Florida project have significantly exceeded the budgeted costs therefor and, as a result, the Company is required to fund its ratable portion of such excess costs in order to maintain its minority ownership interest in the Orlando, Florida project.  The Company is not able to fund its ratable portion of these excess costs and unless the Company does so its minority ownership interest in the Orlando, Florida project will be significantly diluted in terms of ownership and value.

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

In connection with the First Amendment, an institutional investor/lender (the “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project  (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of certain directors, officers and greater than 10% stockholders of the Company  (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such Principals guaranteed as a condition to obtaining the financing.  The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately $5,700,000) were satisfied by the Project Owner.  The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing ,and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.  As of September 30, 2014, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $1,598,782 as of September 30, 2014. Amounts accrued to Mr. Nelson are approximately $768,750 as of September 30, 2014.  The Company has amounts accrued to Maple Hill Companies LLC, the consultant referenced above, of approximately $525,000 as of September 30, 2014. Such amounts are included in the item “Accounts payable and accrued expenses” set forth on the Company’s consolidated balance sheets included elsewhere in this report.

Reference is made to note 2 to our consolidated financial statements included elsewhere in this report for a further description of the preceding events and related agreements.

Because we do not currently generate any revenue from our location-based entertainment line of business, which requires significant capital and financing, and we do not have any definitive funding commitments in place (or the ability to complete equity and/or debt financings) to fund our short-term or long-term liquidity needs, including making cash capital contributions to the Orlando, Florida project in which the Company has a minority ownership interest to fund the project’s development costs in excess of those budgeted therefor, we may not be able to continue as a going concern for the next twelve months.  Our ability to continue as a going concern for the next twelve months depends upon the Financing Source funding the construction requirements under the facility for the Orlando project and the Project Owner continuing to provide us, at its discretion, with funds in excess of the limit under the Funding Agreement and/or our ability to complete equity and/or debt financings.   As a result, we have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern.  During the three months ended September 30, 2014, Messrs. Kanavos, Sillerman and Torino provided us with $425,000 of funding to pay certain of our expenses. We have classified such funding as capital contributions in our consolidated financial statements included elsewhere in this report. There is no assurance that Messrs. Kanavos, Sillerman and Torino will provide any additional funding to us as capital contributions or otherwise.

Consolidated Operating Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue

No revenue was generated for the three months ended September 30, 2014 and 2013.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 and 2013 were approximately $641,883 and $281,570, respectively. Actual operating expenses, excluding depreciation, increased in the third quarter of 2014 as compared to the third quarter of 2013 by approximately $346,530. This increase includes an increase in selling, general and administrative expenses due to an increase in travel and entertainment costs  of approximately $19,663, a decrease in funded SG&A costs (contra) of approximately $268,869, an increase in rent of approximately $38,799, an increase in shared services expense of approximately $54,107, an increase in other expenses of approximately $3,869, offset by a decrease in directors’ compensation of approximately $11,250, a decrease in insurance expense of approximately $14,630 and a decrease in legal and professional fees of approximately $12,897; . Included in corporate overhead expenses for the three months ended September 30, 2014 is a charge of approximately $116,248 in shared services charges provided by Flag pursuant to its arrangement with the Company.

Depreciation and Amortization

Depreciation and amortization increased in the third quarter of 2014 as compared to the third quarter of 2013 by approximately $13,783 due primarily to the investment in leasehold improvements and furniture and fixtures.

Interest Expense

Interest expense, net, increased by approximately $13,455 in the third quarter of 2014 as compared to the third quarter of 2013 due to the compounding of the amount of interest due on the notes due to related parties.

Income Taxes

For the three months ended September 30, 2014 and 2013, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.  As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.

Consolidated Operating Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenue

No revenue was generated for the nine months ended September 30, 2014 and 2013.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 and 2013 were approximately $1,995,114 and $809,661. Actual operating expenses, excluding depreciation, increased in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 by approximately $1,145,308. This increase includes an increase in travel and entertainment costs of approximately $23,750; an increase in funded SG&A costs of approximately $941,369, an increase in rent of approximately $18,334, an increase in shared services of approximately $171,404, an increase in other expenses of approximately$22,961, an increase in Consulting Fees of approximately $47,060, offset by a decrease of approximately $35,167 in directors’ compensation fees, a decrease in legal and professional costs of approximately $20,962 and a decrease in insurance costs of approximately $23,441.  Included in corporate overhead expenses for the nine months ended September 30, 2014 is a charge of approximately $359,538 in shared services charges provided by Flag pursuant to its arrangement with the Company.  Included in corporate overhead expenses for the nine months ended September 30, 2013 is a charge of $365,872 in shared services charges provided by Flag pursuant to their arrangements with the Company.

Depreciation and Amortization

Depreciation and amortization increased by approximately $40,145 in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due primarily to the investment in capitalized property and equipment.

Interest Expense

Interest expense, net, increased by approximately $16,289 in the first nine months of 2014 as compared to the first nine months of 2013 due to the compounding of interest calculated on the notes due to related parties.

Liquidity and Capital Resources

We do not currently generate any revenue from our location-based entertainment line of business and we do not have any definitive funding commitments in place (or the ability to complete debt or equity financings) to fund our short-term or long-term liquidity needs. Therefore, in addition to the Proposal, the Board is also evaluating a liquidation or dissolution of the Company. During the three months ended September 30, 2014, while not required to provide funding under the Funding Agreement, Messrs. Kanavos, Sillerman and Torino provided us with $425,000 of funding to pay certain of our expenses. We have classified such funding as capital contributions in our consolidated financial statements included elsewhere in this report.  There is no assurance that Messrs. Kanavos, Sillerman and Torino will provide any additional funding to us as capital contributions or otherwise.

Cash Flow for the Nine Months Ended September 30, 2014 and 2013

Operating Activities

Cash used in operating activities of approximately $1,186,854 for the nine months ended September 30, 2014 consisted primarily of the net loss for the period of approximately $2,553,427, which includes depreciation and amortization costs of approximately $43,270 and an increase in accounts payable of approximately $530,361, an increase in other assets of approximately $234,628 and an increase in due to related parties of approximately $558,314.  There was an increase in working capital levels of approximately $1,323,303 for the nine months ended September 30, 2014.

Cash used in operating activities of approximately $667,447 for the nine months ended September 30, 2013 consisted primarily of the net loss for the period of approximately $1,351,684, which includes depreciation and amortization costs of approximately $3,125 and an increase in accounts payable of approximately $135,928, an increase in due to related parties of approximately $542,025, and an increase in other assets of approximately $3,159.  There was an increase in working capital levels of approximately $681,112 for the nine months ended September 30, 2013.

Investing Activities

Cash used in investing activities of $35,746 for the nine months ended September 30, 2014 primarily reflects the purchase of property and equipment. Cash used in investing activities of $298,493 for the nine months ended September 30, 2013 primarily reflects the addition to property and equipment of approximately $22,371 and an increase in capitalized development costs of approximately $276,122.

Financing Activities

Cash provided by financing activities was approximately $1,070,565 for the nine months ended September 30, 2014, which consisted of capital contributions made by Messrs. Kanavos, Sillerman and Torino. Cash provided by financing activities of approximately $428,770 for the nine months ended September 30, 2013 represents the net contribution received from the Funding Agreement.

Uses of Capital

At September 30, 2014, we had $11,083,000 of principal amount of debt outstanding and approximately $119,514 in cash and cash equivalents. Our current cash on hand is not sufficient to fund our current needs.

Capital Expenditures

Our business plan is to develop our location-based entertainment line of business, including development opportunities for destination entertainment centers anchored by an observation wheel-type attraction.  The development and commercialization of this location-based entertainment line of business will require significant expenditures for which we do not have adequate sources of financing at this time. During the nine months ended September 30, 2014, the Company incurred approximately $0 of capitalized development costs for tenant improvements completed for a new office location, of which the Company took occupancy on October 8, 2013.

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

Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of September 30, 2014.

Inflation

Inflation is not expected to have an immediate impact on our location-based entertainment line of business.

Application of Critical Accounting Policies

During the nine months ended September 30, 2014, there were no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer, Paul C. Kanavos, and its principal financial  officer, Gary McHenry, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2014.  Based on this evaluation the chief executive officer and principal financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective.

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

PART II – OTHER INFORMATION

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

October 30, 2014

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