Form 10-K
period 2014-12-31
Circle Entertainment, Inc.
filed 2015-02-24
CIK 1410402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on the closing bid price of such stock on the Pink Sheets on such date, was $205,027.

As of February 24, 2015, there were 65,076,162 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

Circle Entertainment Inc.
Annual Report on Form 10-K
December 31, 2014

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

Recent Developments

Liquidation or Dissolution of the Company

Our Board of Directors (the “Board”) is continuing to evaluate a liquidation or dissolution of the Company because our controlling stockholders (as named below) have withdrawn their proposal (as described below) to acquire the Company and we do not currently generate any revenue from our location-based entertainment line of business, which is inactive and will require significant capital and financing to develop and commercialize, and we do not have any definitive funding commitments in place (or the ability to complete equity and/or debt financings) to fund our short-term or long-term liquidity needs, including making cash capital contributions to the Orlando, Florida project in which we have a minority ownership interest to fund the project’s development costs in excess of those budgeted therefor.  Thus far, the development costs for the Orlando, Florida project have significantly exceeded the budgeted costs therefor and, as a result, we are required to fund our ratable portion of such excess costs in order to maintain our minority ownership interest in the Orlando, Florida project.  We are not able to fund our ratable portion of these excess costs and unless we do so our minority ownership interest in the Orlando, Florida project will be significantly diluted in terms of ownership and value.

Our Board has been evaluating a liquidation or dissolution of the Company before our controlling stockholders withdrew their proposal to acquire the Company.

During 2014, our controlling stockholders provided us with $1,250,566 of funding to pay certain of our expenses, which allowed us to continue as a going concern. We have classified that funding as capital contributions in our consolidated financial statements included elsewhere in this report.  There is no assurance that our controlling stockholders will provide any additional funding to us as capital contributions or otherwise.

The Withdrawn Proposal

As has been previously reported, on December 30, 2013, the independent members of the Board received a letter (the "Letter") from Paul C. Kanavos, the President and a greater than 10% stockholder of the Company, Robert F.X. Sillerman, a non-independent member of the Board and a greater than 10% stockholder of the Company, and Brett Torino, a greater than 10% stockholder of the Company, in which Kanavos, Sillerman and Torino proposed to acquire all of the shares of common stock of the Company that they did not beneficially own for a purchase price of $0.03 per share pursuant to a short-form merger and related transactions (the "Proposal").  Messrs. Kanavos, Sillerman and Torino beneficially own more than 50% of the outstanding shares of the Company’s common stock.  In March 2014, Harvey Silverman, a member of our Board, and Mitchell J. Nelson, our Executive Vice President and General Counsel, among others, indicated that they intended to participate with Messrs. Sillerman, Kanavos and Torino in the transactions contemplated by the Proposal.

Consistent with its fiduciary duties, the Board reviewed and evaluated the Letter and the Proposal, including the formation in March 2014 of a Special Committee of independent directors to evaluate the Proposal, made up of Michael J. Meyer and David Ledy.  The Special Committee retained independent legal counsel and an independent financial advisor in connection with its evaluation of the Proposal.

As has been previously reported, on December 31, 2014, CEN Holdings delivered a letter to the independent members of the Board withdrawing the Proposal.

Overview of the Company and its Inactive Business

Until receipt of the Proposal on December 30, 2013, the Company had been pursuing the development and commercialization of its location-based entertainment line of business since September 10, 2010, which is inactive and will require significant capital and financing to develop and commercialize.  The Company does not currently generate any revenue from its inactive location-based entertainment line of business and, as described below, its expenses had been funded by proceeds from a development loan for the Orlando, Florida project and under a Funding Agreement (as described below) between the project owner (which is controlled by Messrs. Sillerman, Kanavos and Torino) and the Company. However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and, thus, ceased in December, 2013. Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through 2014 and currently continue to do so at their discretion.

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

In connection with the First Amendment, an institutional investor/lender (the  “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project  (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of Messrs. Kanavos, Sillerman and Torino  (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such  Principals  guaranteed as a condition to obtaining the financing.  The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately $5,700,000) were satisfied by the Project Owner, including those required to be satisfied in connection with our termination of the SkyView Agreements pursuant to a Termination and Settlement Agreement (as more particularly described herein).  The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing, and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.  As of December 31, 2014, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $1,711,791 as of December 31, 2014. Amounts accrued to Mr. Nelson are approximately $806,250 as of December 31, 2014.  The Company has amounts accrued to Maple Hill Companies LLC, the consultant referenced above, of approximately $600,000 as of December 31, 2014. Such amounts are included in the item “Accounts payable and accrued expenses” set forth on the Company’s consolidated balance sheets included elsewhere in this report.  More specific details regarding these developments, as they evolved, are contained in this Section.

As indicated above, our Board is continuing to evaluate a liquidation or dissolution of the Company because our controlling stockholders have withdrawn their Proposal to acquire the Company and we do not currently generate any revenue from our location-based entertainment line of business, which is in active and will require significant capital and financing to develop and commercialize, and we do not have any definitive funding commitments in place (or the ability to complete equity and/or debt financings) to fund our short-term or long-term liquidity needs, including making cash capital contributions to the Orlando, Florida project in which we have a minority ownership interest to fund the project’s development costs in excess of those budgeted therefor. As a result, we have received an opinion from our auditor expressing substantial doubt as to our ability to continue as a going concern.

Investors should read all of the information set forth in this Annual Report on Form 10-K in order to better understand the financial condition of, and risks of investing in, the Company.

 Evolution of the Company’s Business Prior to Becoming Inactive

The Transaction Agreement

As has previously been reported, on February 28, 2011, in furtherance of its location-based entertainment line of business, the Company, through its  wholly-owned subsidiary Circle Entertainment Property-Orlando, LLC (the “Circle Subsidiary”), entered into a Transaction Agreement with The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC are collectively the “Whittall Parties”) to co-develop a project in Orlando, Florida on which the Company’s SkyView™ observation wheel was to be placed beside retail, restaurant and bar and entertainment facilities.

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

The Transaction Agreement had remained in effect with respect to the other property known as the “OHI Parcel" (consisting of 10 acres) until it expired on December 31, 2013.

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

The Second Amendment to the Transaction Agreement

On December 31, 2014, the Transaction Agreement expired as to the other property, known as the “OHI Parcel”, consisting of 10 acres in Orlando, Florida.  As has been previously reported, on June 11, 2013, the Company and the other parties to the Transaction Agreement entered into the Second Amendment to Transaction Agreement (the “Second Amendment”) pursuant to which the closing date for acquisition of the OHI Parcel was extended to December 31, 2013 from June 30, 2013.  In addition, pursuant to the Second Amendment to Transaction Agreement, the Company’s required capital contribution to purchase the 65% interest in the OHI Parcel has been increased from $1,000,000.00 to $2,000,000.00. As an inducement for the Whittal Parties to enter into the Second Amendment to Transaction Agreement, certain of the majority owners of the Project Owner, who are also the majority stockholders of the Company, agreed to extend the Whittal Parties a loan of up to $2,000,000.00 to fund tenant improvements on the OHI Parcel.

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

Funding Agreement

Under the Funding Agreement, certain proceeds shall be disbursed to the Company from project financing, from time to time, only if, as and when disbursed by the lenders.  The Funding Agreement includes a separate commitment to fund between $100,000 and $250,000 a month for ongoing overhead expenses of the Company from the monthly draws for construction and improvements to the property so long as such draws continue, which is anticipated to be approximately 18 to 20 months (from December 2012) during the construction period and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company,  have agreed to subordinate his salary to the payment of  the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of  the other overhead expenses. As of December 31, 2014, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $143,554 as of December 31, 2014. Amounts accrued to Mr. Nelson are approximately $150,000 as of December 31, 2014. The Company has amounts accrued to Maple Hills Companies LLC, the consultant referenced above, of approximately $300,000 as of December 31, 2014. Such amounts are included in the item “Accounts payable and accrued expenses” set forth on the Company’s consolidated balance sheets included elsewhere in this report.

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

 However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and, thus, ceased in December, 2013. Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through 2014 and currently continue to do so at their discretion.

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

The Company’s Sources of Funding for the Years 2014, 2013, 2012 and 2011

As described below, Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through 2014 and currently continue to do so at their discretion.

Capital Contributions and the Funding Agreement

During 2014, the Company funded its short-term capital requirements through capital contributions of approximately $1,250,566 provided by Messrs. Kanavos, Sillerman and Torino.

During 2013, the Company funded its short-term capital requirements with funding of approximately $1,900,000 under the Funding Agreement.

As a result, the Company recorded equity contributions during the years ended December 31, 2014 and 2013 in the amount of approximately $1,250,566 and $605,346, respectively.

During the fourth quarter of 2012, the Company funded its short-term capital requirements and obligations under the Termination and Settlement Agreement with funding of approximately of $ 5,700,000 under the Funding Agreement.

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

Unsecured Demand Loans

In the year 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $7,050,000, bearing interest at the rate of 6% per annum.

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

Intellectual Property

We do not currently have any intellectual property rights. If we acquire any intellectual property rights in the future then we intend to protect any such intellectual property rights through a combination of patent, trademark, copyright, rights of publicity, and other laws, as well as licensing agreements and third party nondisclosure and assignment agreements.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2014, the Company had a total of 1 full-time employee.  Management considers its relations with its employee to be good.

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

Risks Related to Our Business

We have no existing operations or operating history with respect to our location-based entertainment line of business and, thus, our Board is evaluating a liquidation or dissolution of the Company.

Our Board is evaluating a liquidation or dissolution of the Company because our controlling stockholders have withdrawn their Proposal (as described elsewhere in this report) to acquire the Company and we do not currently generate any revenue from our location-based entertainment line of business, which is inactive and will require significant capital and financing to develop and commercialize, and we do not have any definitive funding commitments in place (or the ability to complete equity and/or debt financings) to fund our short-term or long-term liquidity needs, including making cash capital contributions to the Orlando, Florida project in which we have a minority ownership interest to fund the project’s development costs in excess of those budgeted therefor.

During 2014, our controlling stockholders provided us with $1,250, 566 of funding to pay certain of our expenses, which allowed us to continue as a going concern.  There is no assurance that our controlling stockholders will provide any additional funding to us as capital contributions or otherwise.

  Because we do not currently generate any revenue, we are dependent on our controlling stockholders’ discretionary financing to continue as a going concern.

Our controlling stockholders financed substantially all of the Company’s short-term liquidity requirements from 2010 through 2014 and currently continue to do so at their discretion. Because we do not currently generate any revenue, we are dependent on such discretionary financing to continue as a going concern. As a result of the foregoing, our Board is evaluating a liquidation or dissolution of the Company.

If the Company is not liquidated or dissolved, our capital requirements will be significant to develop and commercialize our location-based entertainment line of business, which is inactive, and we may not be able to raise capital to satisfy these significant requirements on terms that are not unduly expensive or burdensome to us or disadvantageous to our existing stockholders or at all.

If the Company is not liquidated or dissolved, we will need significant amounts of capital to develop and commercialize our location-based entertainment line of business, which is inactive. Currently, we have no established long-term financing arrangements. Therefore, we will need to seek long-term financing through the issuance of equity, the incurrence of debt, and/or through strategic partnerships as well as other arrangements with corporate partners.

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

Our independent registered public accounting firm has issued an audit report dated February 24, 2015 in connection with the audit of our consolidated financial statements as of and for the period ending December 31, 2014 that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to our need to secure additional capital in order to pay our obligations as they become due. Our controlling stockholders financed substantially all of the Company’s short-term liquidity requirements from 2010 through 2014 and currently continue to do so at their discretion. Our Board is evaluating a liquidation or dissolution of the Company.

The concentration of ownership of our capital stock with our affiliates will limit your ability to influence corporate matters.

Robert F.X. Sillerman, a director of the Company, and Paul C. Kanavos, our President, beneficially own in the aggregate approximately 57.28% of our outstanding common stock and 33% of our outstanding Series A and Series B Convertible Preferred Stock, and our executive officers and directors together beneficially own approximately 60.43% of our outstanding common stock and 51% of our outstanding Series A and Series B Convertible Preferred Stock. Our executive officers and directors therefore have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including a plan of liquidation or dissolution, the election and removal of directors, amendments to our charter, approval of any equity-based employee compensation plan and any stock splits or any merger, consolidation or sale of all or substantially all of our assets. As a result of this concentrated control, unaffiliated stockholders of our company have a limited ability to meaningfully influence corporate matters and, as a result, we may take actions that our unaffiliated stockholders do not view as beneficial. As a result, the value and/or liquidity of our common stock could be adversely affected.

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

Our performance is dependent on the continued efforts of our executive officers and consultants and advisors with whom we have agreements. Due to our current financial situation, there can be no guarantee that we will be able to continue to make required payments under the executive employment agreements for 2012 or required payments under our agreements with critical consultants and advisors.  The loss of the services of any of our executive officers or other key employees or critical consultants and advisors could adversely affect our business.  Such payments have not been made since October 1, 2009.  Amounts accrued for Paul Kanavos are approximately $1,711,791 as of December 31, 2014.  Mr. Kanavos was not paid between October 1, 2009 and March 31, 2011 and has received partial payment of $25,000 per month since April 1, 2011.  Amounts accrued for Mitchell Nelson are approximately $806,250 as of December 31, 2014.  Mr. Nelson was not paid between October 1, 2009 and April 30, 2010 and has received partial payment of $20,000 per month since May 1, 2010, increasing to $25,000 on April 1, 2011.  Messrs. Kanavos and Nelson have each agreed to subordinate his salary to the payment of our other overhead expenses if the funding we receive under the Funding Agreement is insufficient to meet all of our overhead expenses.

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

Risks Related to Our Common Stock

If the Company is dissolved or liquidated our common stock will be cancelled automatically and cease being quoted on the Pink Sheets and it is highly likely that the holders of our common stock will not receive any distributions on their common stock in connection therewith because of the Company’s distressed financial condition, among other reasons.

Our common stock will be cancelled automatically and cease being quoted on the Pink Sheets if the Company is dissolved or liquidated and it is highly likely that the holders of our common stock will not receive any distributions on their common stock in connection therewith because of the Company’s distressed financial condition and obligations that are senior to our common stock, including our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.  Therefore, investing in our common stock is highly speculative.

If the Company is not dissolved or liquidated, substantial amounts of our common stock and other equity securities could be sold in the near future, which could depress our stock price.

If the Company is not dissolved or liquidated, the Company will need to sell substantial amounts of common stock and other equity security to continue as a going concern. We cannot predict the effect, if any, that market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time.

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

If the Company is not dissolved or liquidated and the Company is able to successfully develop and commercialize its location-based entertainment line of business, we do not anticipate paying cash dividends on our common stock in the foreseeable future, and the lack of dividends may have a negative effect on our stock price.

If the Company is not dissolved or liquidated and the Company is able to successfully develop and commercialize its location-based entertainment line of business, which is inactive, we will retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are senior to our common stock as to the right to receive cash dividends.  There are current dividend arrearages on our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and unless and until such arrearages are satisfied in full, we may not pay cash dividends on our common stock.  In addition, the terms of any future debt agreements we may enter into are likely to prohibit or restrict the payment of cash dividends on our common stock.

If the Company is not dissolved or liquidated, our issuance of additional shares of our preferred stock, common stock, or options or warrants to purchase those shares, would dilute proportionate ownership and voting rights.

If the Company is not dissolved or liquidated, our issuance of shares of preferred stock, common stock, or options or warrants to purchase those shares, could negatively impact the value of a stockholder’s shares of common stock as the result of preferential voting rights or veto powers, dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation provisions granted to preferred stockholders, including the grant of rights that could discourage or prevent the distribution of dividends to stockholders, or prevent the sale of our assets or a potential takeover of our company that might otherwise result in stockholders receiving a distribution or a premium over the market price for their common stock.

We are entitled, under our certificate of incorporation to issue up to 300 million common and 75 million “blank check” preferred shares. After taking into consideration our outstanding common stock and Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of February 24, 2015, we will be entitled to issue up to 234,923,838 additional common shares, and 74,996,000 preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Company’s principal location as of December 31, 2014.

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

Miscellaneous

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2014.

ITEM 4.  MINE SAFETY DISCLOSURES

 This Item is not applicable to the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.01 per share (the “Common Stock”), is quoted on Pink Sheets under the symbol CEXE. PK.   If the Company is dissolved or liquidated our common stock will be cancelled automatically and cease being quoted on the Pink Sheets. The following table sets forth the high and low closing bid prices for our Common Stock for the quarterly periods for the years ended December 31, 2014 and 2013.  These bid prices represent prices quoted by broker-dealers on the Pink Sheets.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	2014
	High	Low

December 31, 2014	$0.025	0.01
September 30, 2014	$0.0345	0.02
June 30, 2014	$0.026	0.022
March 31, 2014	$0.03	0.015

	2013
	High	Low

December 31, 2013	$0.0985	$0.021
September 30, 2013	$0.05	$0.03
June 30, 2013	$0.08	$0.0211
March 31, 2013	$0.12	$0.01

As of February 24, 2015, there were 403 holders of record of our Common Stock.

Dividend Policy

If the Company is not dissolved or liquidated and the Company is able to successfully develop and commercialize its location-based entertainment line of business, which is inactive, we would retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Furthermore, our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are senior to our Common Stock as to the right to receive cash dividends.  There are current dividend arrearages on our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and unless and until such arrearages are satisfied in full, we may not pay cash dividends on our Common Stock.  In addition, the terms of any future debt agreements we may enter into are likely to prohibit or restrict, the payment of cash dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2014.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(#)	($)	(#)
Equity compensation plans approved by security holders	4,766,961	$2.15	9,976,389

Equity compensation plans not approved by security holders	—	—	—

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

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with our historical audited consolidated financial statements and related notes thereto included elsewhere in this report. Our historical results of operations reflected in such consolidated financial statements are not indicative of our future results of operations as our Board is evaluating a liquidation or dissolution of the Company for the reasons described herein.

Recent Developments

Liquidation or Dissolution of the Company

Our Board is continuing to evaluating a liquidation or dissolution of the Company because our controlling stockholders (as named below) have withdrawn their proposal (as described below) to acquire the Company and we do not currently generate any revenue from our location-based entertainment line of business, which is inactive and will require significant capital and financing to develop and commercialize, and we do not have any definitive funding commitments in place (or the ability to complete equity and/or debt financings) to fund our short-term or long-term liquidity needs, including making cash capital contributions to the Orlando, Florida project in which we have a minority ownership interest to fund the project’s development costs in excess of those budgeted therefor. Thus far, the development costs for the Orlando, Florida project have significantly exceeded the budgeted costs therefor and, as a result, we are required to fund our ratable portion of such excess costs in order to maintain our minority ownership interest in the Orlando, Florida project. We are not able to fund our ratable portion of these excess costs and unless we do so our minority ownership interest in the Orlando, Florida project will be significantly diluted in terms of ownership and value.

Our Board has been evaluating a liquidation or dissolution of the Company before our controlling stockholders withdrew their proposal to acquire the Company.

During 2014, our controlling stockholders provided us with $1,250,566 of funding to pay certain of our expenses, which allowed us to continue as a going concern. We have classified that funding as capital contributions in our consolidated financial statements included elsewhere in this report.  There is no assurance that our controlling stockholders will provide any additional funding to us as capital contributions or otherwise.

The Withdrawn Proposal

As has been previously reported, on December 30, 2013, the independent members of the Board received a letter (the "Letter") from Paul C. Kanavos, the President and a greater than 10% stockholder of the Company, Robert F.X. Sillerman, a non-independent member of the Board and a greater than 10% stockholder of the Company, and Brett Torino, a greater than 10% stockholder of the Company, in which Kanavos, Sillerman and Torino proposed to acquire all of the shares of common stock of the Company that they did not beneficially own for a purchase price of $0.03 per share pursuant to a short-form merger and related transactions (the "Proposal").  Messrs. Kanavos, Sillerman and Torino beneficially own more than 50% of the outstanding shares of the Company’s common stock. In March 2014, Harvey Silverman, a member of our Board, and Mitchell J. Nelson, our Executive Vice President and General Counsel, among others, indicated that they intended to participate with Messrs. Sillerman, Kanavos and Torino in the transactions contemplated by the Proposal.

Consistent with its fiduciary duties, the Board reviewed and evaluated the Letter and the Proposal, including the formation in March 2014 of a Special Committee of independent directors to evaluate the Proposal, made up of Michael J. Meyer and David Ledy. The Special Committee retained independent legal counsel and an independent financial advisor in connection with its evaluation of the Proposal.

As has been previously reported, on December 31, 2014, CEN Holdings delivered a letter to the independent members of the Board withdrawing the Proposal.

Executive Summary

Until receipt of the Proposal on December 30, 2013, the Company had been pursuing the development and commercialization of its location-based entertainment line of business since September 10, 2010, which is inactive and will require significant capital and financing to develop and commercialize.  The Company does not currently generate any revenue from its inactive location-based entertainment line of business and its expenses had been funded by proceeds from a development loan for the Orlando, Florida project and under the Funding Agreement between the project owner (which is controlled by Messrs. Sillerman, Kanavos and Torino) and the Company. However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and, thus, ceased in December, 2013. Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through 2014 and currently continue to do so at their discretion.

Reference is made to “Item 1. Business—Evolution of the Company’s Business Prior to Becoming Inactive ” of this report for a description of the events and agreements relating to the Company’s pursuit of developing and commercializing its location-based entertainment line of business.

Circle Entertainment Operating Results

Our results for the year ended December 31, 2014 reflected revenue of $0 million and operating expenses of approximately $2.5 million. The Company incurred corporate overhead expenses of approximately $0.6 million for the year ended December 31, 2014. Included in corporate overhead expenses for the year ended December 31, 2014 are approximately $0.4 million in shared services charges and approximately $0.2 million in professional fees, including legal and accounting costs.   For the year ended December 31, 2014, we had net interest expense of approximately $0.8 million.

For the year ended December 31, 2014, the Company did not record a provision for income taxes because the Company has incurred taxable losses since its formation in 2007.   As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  The Company may in the future become subject to federal, state and city income taxation, though it has not been since its inception.

Results for the Year Ended December 31, 2014 and 2013

(amounts in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Variance
Revenue	$—	$—	$	---
Operating expenses (excluding depreciation and amortization and impairment of land)	(2,466)	(1,062)		(1,404)

Depreciation and amortization	(58)	(15)		(43)

Income (loss) from operations	(2,524)	(1,077)		(1,447)
Interest expense, net and other	(753)	(725)		(28)
Other expense	---	---		---

Net income (loss)	$(3,277)	(1,802)		$(1,475)

Revenue

The Company did not generate any revenue in either 2014 or 2013.

Operating Expenses

Operating expenses increased by approximately $1.4million, or 134% in 2014 as compared to 2013 primarily due to an increase in selling, general and administration costs of approximately $1.4million, which includes a decrease in funding from the project of $1.3 million, an increase in shared services expense of approximately $0.1 million, an increase in rent expense of less than $0.1 million, a decrease in legal fees of less than $0.1 million and a decrease in other expense of less than $0.1million.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by approximately $42,753, or 279%, in 2014 as compared to 2013 primarily due to the building and improvements, equipment and furniture & fixtures acquired for the office.

Interest Income/Expense

Interest expense, net, increased approximately $27,402, or 3.78 % in 2014 as compared to 2013 due to the compounding of interest calculated on the loans from related parties.

Other Expense

Other expense was approximately $0.0 million in 2014 as compared to approximately $0.0million in 2013.

Liquidity and Capital Resources

Introduction — The historical financial statements included in this annual report are not necessarily representative of our planned business going forward or indicative of our future operating and financial results. As discussed elsewhere in this report, our Board is evaluating a liquidation or dissolution of the Company.

During 2014, the Company funded its short-term capital requirements through capital contributions of approximately $1,250,566 provided by Messrs. Kanavos, Sillerman and Torino.

During 2013, the Company funded its short-term capital requirements with funding of approximately $1,900,000 under the Funding Agreement.

As a result, the Company recorded equity contributions during the years ended December 31, 2014 and 2013 in the amount of approximately $1,250,566 and $605,346, respectively.

As described elsewhere in this report, Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through 2014 and currently continue to do so at their discretion.

If the Company is not liquidated or dissolved, it is highly unlikely that we will be able to continue as a going concern unless we can successfully develop and commercialize our location-based entertainment line of business (which is currently inactive).

Cash Flow for the Year Ended December 31, 2014

Operating Activities

Cash used in operating activities of approximately $1.35 million for the year ended December 31, 2014 consisted primarily of the net loss for the period of approximately $3.3 million which was offset by an increase in other assets of approximately $0.3 million, and an increase in accounts payable of approximately $0.8 million, an increase in due to related parties of approximately $0.75million and an increase in depreciation of less than $0.1 million. There were changes in working capital levels of approximately $1.9 million for the year ended December 31, 2014.

Investing Activities

Cash used in investing activities of less than $0.1 million for the year ended December 31, 2014 primarily reflects the purchase of property and equipment in connection with tenant lease improvements during the period.

Financing Activities

Cash provided by financing activities of approximately $1.25 million for the year ended December 31, 2014 reflects capital contributions provided by Messrs. Kanavos, Sillerman and Torino.

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

Dividends

If the Company is not dissolved or liquidated and the Company is able to successfully develop and commercialize its location-based entertainment line of business, which is inactive, we will retain any future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are senior to our common stock as to the right to receive cash dividends.  There are current dividend arrearages on our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and unless and until such arrearages are satisfied in full, we may not pay cash dividends on our common stock.  In addition, the terms of any future debt agreements we may enter into are likely to prohibit or restrict the payment of cash dividends on our common stock.

Commitments and Contingencies

Litigation

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2014.

Inflation

Prior to our business becoming inactive, inflation did not affect our efforts to develop and commercialize our location-based entertainment line of business.

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

We follow the provisions of Accounting Standards Codification concerning Accounting for the Impairment or Disposal of Long-Lived Assets . In accordance with the financial standards, we review our real estate portfolio for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon expected undiscounted cash flows from the property. We determine impairment by comparing the property’s carrying value to an estimate of fair value. In the event that the carrying amount of the property is not recoverable and exceeds its fair value, we will write down the asset to fair value.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2014 and 2013, or which are expected to impact future periods, which were not previously disclosed in prior periods.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Seasonality

Prior to our business becoming inactive, we did not experience any seasonality.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As a smaller reporting company, the Company is not required to provide the information required by this Item.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Table of Contents to Financial Statements

Page

Circle Entertainment Inc.

Reports of Independent Registered Public Accounting Firms	23-24

Consolidated Balance Sheets as of December 31, 2014 and 2013	25

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	26

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	27

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2014 and 2013	28

Notes to Consolidated Financial Statements	29

 Circle Entertainment Inc.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Circle Entertainment, Inc:

We have audited the accompanying consolidated balance sheet of Circle Entertainment, Inc. (“the Company”) as of December 31, 2014 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circle Entertainment, Inc. as of  December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Circle Entertainment, Inc. will continue as a going concern.  As more fully discussed in Note 3 to the consolidated financial statements, the Company has limited available cash, has a working capital deficiency and will need to rely on discretionary funding from its controlling stockholders or secure new financing or additional capital in order to pay its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note 3. These financial statements do not include adjustments that might result in from the outcome of this uncertainty.

/s/ RBSM, LLP
Las Vegas, Nevada
February 24, 2015

Circle Entertainment Inc.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Circle Entertainment Inc:

We have audited the accompanying consolidated balance sheet of Circle Entertainment Inc. (the “Company”) as of December 31, 2013, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flow for the year ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circle Entertainment Inc. at December 31, 2013, and the consolidated result of its operations and cash flow for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming Circle Entertainment Inc. will continue as a going concern. As more fully discussed in Note 3 to the consolidated financial statements, the Company has limited available cash, has a working capital deficiency and will need to rely on the Funding Agreement ore secure new financing or additional capital in order to pay its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note 3. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/   L.L. Bradford & Company, LLC
Las Vegas, Nevada
March 25, 2014

Circle Entertainment Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$132,146	$271,549

Prepaid expenses and other current assets	95,772	21,481

Total current assets	227,918	293,030
Investment in real estate:
Furniture, fixtures and equipment	372,034	336,288
Capitalized development costs	---	---
Less: accumulated depreciation	(88,553)	(30,458)

Net investment in real estate	283,481	305,830
Other assets	---	---
Due from related party	---	378,538

Total assets	$511,399	$977,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$5,380,427	$4,573,290
Other current liabilities
Due to related parties	2,376,177	1,623,380
Loans from and payable to related parties	11,083,000	11,083,000

Total current liabilities	18,839,604	17,279,670
Other long-term liabilities	---	---

Total liabilities	18,839,604	17,279,670
Contingently redeemable stockholders’ deficit	---	---
Stockholders’ deficit:
Preferred stock, $0.01 par value: authorized 75,000,000 shares, 1,500 shares of Series A Preferred, 2,500 shares of Series B Preferred issued and outstanding at December 31, 2014 and December 31, 2013, and no share and 1 share of Non-Voting Designated Stock issued and outstanding at December 31, 2014 and December 31, 2013, respectively	40	40
Common stock, $0.01 par value: authorized 300,000,000 shares, 65,076,162 and 65,076,162 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	650,762	650,762
Additional paid-in-capital	97,463,459	96,212,893
Accumulated deficit	(116,442,466)	(113,165,967)

Total stockholders’ deficit	(18,328,205)	(16,302,272)

Total liabilities and stockholders’ deficit	$511,399	$977,398

See accompanying notes to consolidated financial statements

Circle Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Consolidated	Consolidated
	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Revenue	$ ---	$—

Operating expenses:
Selling, general and administrative expenses	2,465,608	1,061,715
Depreciation and amortization	58,096	15,343

Total operating expenses	2,523,704	1,077,058

Loss from operations	(2,523,704)	(1,077,058)

Interest income	2	3
Interest expense	(752,797)	(725,395)
Other income (expense)	---	---
Income tax expense	---	---

Net loss	$(3,276,499)	$(1,802,450)

Basic and diluted loss per share	$(0.05)	$(0.03)

Basis and diluted average number of common shares outstanding	65,076,162	65,076,162

See accompanying notes to consolidated financial statements

Circle Entertainment Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Consolidated	Consolidated
	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,276,499)	$(1,802,450)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	58,096	15,343
Changes in operating assets and liabilities:
Other current and non-current assets	304,247	(196,745)
Accounts payable and accrued expenses	807,137	217,021
Accrued license fees	---	---
Due to related parties	752,797	725,394

Net cash used in operating activities	(1,354,222)	(1,041,437)

Cash flows used in investing activities:
Capitalized development costs	---	---
Purchase of property and equipment	(35,747)	(316,034)

Net cash used in investing activities	(35,747)	(316,034)

Cash flows provided by financing activities:
Capital contributions	1,250,566	---

Net contribution received from Funding Agreement	---	605,346
Loans from related parties	---	---

Net cash provided by financing activities	1,250,566	605,346

Net increase in cash and equivalents	(139,403)	752,125
Cash and cash equivalents — beginning of period	271,549	1,023,674

Cash and cash equivalents — end of period	$132,146	$271,549

Supplemental cash flow disclosures:
Cash paid for interest	$ ---	$ ---

See accompanying notes to consolidated financial statements

Circle Entertainment Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Paid-In-Capital	Receivable	Deficit	Total

Balance at December 31, 2012 (Restated)	4,000	40	65,076,161	650,762	95,607,547	---	(111,363,517)	(15,105,168)
Private placement of units	---	---	---	---	---	---	---	---
Stock subscription receivable	---	---	---	---	---	---	---	---
Conversion of Non-Voting preferred share	---	---	1	---	---	---	---	---
Accrued salary surrender and reversal	---	---	---	---	---	---	---	---
Net contribution received from the Funding Agreement	---	---	---	---	605,346	---	---	605,346
Net income	---	---	---	---	---	---	(1,802,450)	(1,802,450)
Balance at December 31, 2013	4,000	40	65,076,162	650,762	96,212,893		(113,165,967)	(16,302,272)
Private placement of units	---	---	---	---	---	---	---	---
Stock subscription receivable	---	---	---	---	---	---	---	---
Stock option expense	---	---	---	---	---	---	---	---
Capital contributions	---	---	---	---	1,250,566	---	---	1,250,566
Net contribution received from the Funding Agreement	---	---	---	---	---	---	---	---
Net income	---	---	---	---	---	---	(3,276,499)	(3,276,499)
Balance at December 31, 2014	4,000	40	65,076,162	650,762	97,463,459	---	(116,442,466)	(18,328,205)

See accompanying notes to consolidated financial statements

Circle Entertainment Inc.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial information contained in these consolidated financial statements for the years ended December 31, 2014 and 2013 reflects the results of operations of Circle Entertainment Inc. (“Circle” or the “Company”), a Delaware corporation, and its consolidated subsidiaries.

The consolidated financial statements of Circle include the accounts of all subsidiaries and the Company’s share of earnings or losses of joint ventures and affiliated companies under the equity method of accounting. All intercompany accounts and transactions have been eliminated.

2.   Business of the Company

Recent Developments

Liquidation or Dissolution of the Company

The Board of Directors (the “Board”) of the Company is continuing to evaluating a liquidation or dissolution of the Company because the Company’s controlling stockholders (as named below) have withdrawn their proposal (as described below) to acquire the Company and the Company does not currently generate any revenue from its location-based entertainment line of business, which is inactive and will require significant capital and financing to develop and commercialize, and the Company does not have any definitive funding commitments in place (or the ability to complete equity and/or debt financings) to fund its short-term or long-term liquidity needs, including making cash capital contributions to the Orlando, Florida project in which the Company has a minority ownership interest to fund the project’s development costs in excess of those budgeted therefor.  Thus far, the development costs for the Orlando, Florida project have significantly exceeded the budgeted costs therefor and, as a result, the Company is required to fund its ratable portion of such excess costs in order to maintain its minority ownership interest in the Orlando, Florida project.  The Company is not able to fund its ratable portion of these excess costs and unless it does so its minority ownership interest in the Orlando, Florida project will be significantly diluted in terms of ownership and value.

The Board has been evaluating a liquidation or dissolution of the Company before the Company’s controlling stockholders withdrew their proposal to acquire the Company.

During 2014, the Company’s controlling stockholders provided the Company with $1,250,566 of funding to pay certain of its expenses, which allowed the Company to continue as a going concern. The Company has classified that funding as capital contributions in the consolidated financial statements to which these notes relate.  There is no assurance that the Company’s controlling stockholders will provide any additional funding to the Company as capital contributions or otherwise.

The Withdrawn Proposal

On December 30, 2013, the independent members of the Board received a letter (the "Letter") from Paul C. Kanavos, the President and a greater than 10% stockholder of the Company, Robert F.X. Sillerman, a non-independent member of the Board and a greater than 10% stockholder of the Company, and Brett Torino, a greater than 10% stockholder of the Company, in which Kanavos, Sillerman and Torino proposed to acquire all of the shares of common stock of the Company that they did not beneficially own for a purchase price of $0.03 per share pursuant to a short-form merger and related transactions (the "Proposal").  Messrs. Kanavos, Sillerman and Torino beneficially own more than 50% of the outstanding shares of the Company’s common stock.  In March 2014, Harvey Silverman, a member of our Board, and Mitchell J. Nelson, our Executive Vice President and General Counsel, among others, indicated that they intended to participate with Messrs. Sillerman, Kanavos and Torino in the transactions contemplated by the Proposal.

Consistent with its fiduciary duties, the Board reviewed and evaluated the Letter and the Proposal, including the formation in March 2014 of a Special Committee of independent directors to evaluate the Proposal, made up of Michael J. Meyer and David Ledy.  The Special Committee retained independent legal counsel and an independent financial advisor in connection with its evaluation of the Proposal.

As has been previously reported, on December 31, 2014, CEN Holdings delivered a letter to the independent members of the Board withdrawing the Proposal.

Overview of the Inactive Business

Until receipt of the Proposal on December 30, 2013, the Company had been pursuing the development and commercialization of its location-based entertainment line of business since September 10, 2010, which is inactive and will require significant capital and financing to develop and commercialize. The Company does not currently generate any revenue from its inactive location-based entertainment line of business and, as described below, its expenses had been funded by proceeds from a development loan for the Orlando, Florida project in which the Company has a minority ownership interest and under a Funding Agreement (as described below) between the project owner (which is controlled by Messrs. Sillerman, Kanavos and Torino) and the Company. However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and, thus, ceased in December, 2013.  Messrs. Kanavos, Sillerman and Torino financed substantially all of our short-term liquidity requirements from 2010 through 2014 and currently continue to do so at their discretion.

As has been previously reported, in November 2012, the Company restructured its position under the existing transaction agreement (the “Transaction Agreement”, as more particularly described herein) for the Orlando project ( i.e., co-development of an entertainment destination center on International Drive in Orlando, Florida) pursuant to a First Amendment to the Transaction Agreement and Assignment of Rights (the “First Amendment”, as more particularly described herein).

Also has been previously reported, in August 2012, the Company terminated its SkyView™ related license and development agreements (the “SkyView Agreements”, as more particularly described herein) pursuant to a termination and settlement agreement as described herein.

In connection with the First Amendment, an institutional investor/lender (the  “Financing Source”) acquired the parcel of property designated under the Transaction Agreement for the Orlando project  (the “Square Parcel”), and leased the Square Parcel to entities owned by I Drive Live Parent, LLC (the “Project Owner”), which is an affiliate of Messrs. Kanavos, Sillerman and Torino  (the “Company Principals”) and others (collectively, the “Principals”), and provided financing for the construction of the Orlando project, which such  Principals  guaranteed as a condition to obtaining the financing.  The Company received an 8.5% ownership interest in the Project Owner and benefitted from a funding agreement (the “Funding Agreement”) with the Project Owner entered into pursuant to which certain of the Company’s then outstanding obligations (approximately   $5,700,000) were satisfied by the Project Owner, including those required to be satisfied in connection with our termination of the SkyView Agreements pursuant to a Termination and Settlement Agreement (as more particularly described herein).  The Project Owner also agreed to fund Company’s reasonable overhead between $100,000 and $250,000 a month as long as the Financing Source continued to fund the construction requirements under the facility for the Orlando project that was entered into simultaneously with the closing and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company, have agreed to subordinate his salary to the payment of the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of the other overhead expenses.  As of December 31, 2014, the Company is in arrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $143,554 as of December 31, 2014. Amounts accrued to Mr. Nelson are approximately $150,000 as of December 31, 2014.  The Company has amounts accrued to Maple Hill Companies LLC, the consultant referenced above, of approximately $300,000 as of December 31, 2014. Such amounts are included in the item “Accounts payable and accrued expenses” set forth on the Company’s consolidated balance sheets to which these notes relate. More specific details regarding these developments, as they evolved, are contained in this note.

As indicated above, the Board is continuing to evaluate a liquidation or dissolution of the Company because our controlling stockholders have withdrawn their Proposal to acquire the Company and the Company does not currently generate any revenue from this line of business, which is inactive. If the Company is not liquidated or dissolved, the Company’s ability to continue as a going concern for the next twelve months depends upon whether or not the controlling stockholders continue to provide financing at their discretion.

Evolution of the Company’s Business Prior to Becoming Inactive

The Transaction Agreement

As has previously been reported, on February 28, 2011, in furtherance of its location-based entertainment line of business, the Company, through its  wholly-owned subsidiary Circle Entertainment Property-Orlando, LLC (the “Circle Subsidiary”), entered into a Transaction Agreement with The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC (The Square, LLC, Orlando Hotel International SPE, LLC, and Orlando Hotel International SPE Holdings, LLC are collectively the “Whittall Parties”) to co-develop a project in Orlando, Florida on which the Company’s SkyView™ observation wheel was to be placed beside retail, restaurant and bar and entertainment facilities.

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

The Transaction Agreement had remained in effect with respect to the other property known as the “OHI Parcel" (consisting of 10 acres) until it expired on December 31, 2013.

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

The Second Amendment to the Transaction Agreement

On December 31, 2014, the Transaction Agreement expired as to the other property, known as the “OHI Parcel”, consisting of 10 acres in Orlando, Florida.  As has been previously reported, on June 11, 2013, the Company and the other parties to the Transaction Agreement entered into the Second Amendment to Transaction Agreement (the “Second Amendment”) pursuant to which the closing date for acquisition of the OHI Parcel was extended to December 31, 2013 from June 30, 2013.  In addition, pursuant to the Second Amendment to Transaction Agreement, the Company’s required capital contribution to purchase the 65% interest in the OHI Parcel has been increased from $1,000,000.00 to $2,000,000.00. As an inducement for the Whittal Parties to enter into the Second Amendment to Transaction Agreement, certain of the majority owners of the Project Owner, who are also the majority stockholders of the Company, agreed to extend the Whittal Parties a loan of up to $2,000,000.00 to fund tenant improvements on the OHI Parcel.

However, the closing of the acquisition of the OHI Parcel did not occur on December 31, 2013.  As a result, the Transaction Agreement, as amended by the Second Amendment, expired.  There are no further discussion between the parties relating to the OHI Parcel.

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

Funding Agreement

Under the Funding Agreement, certain proceeds shall be disbursed to the Company from project financing, from time to time, only if, as and when disbursed by the lenders.  The Funding Agreement includes a separate commitment to fund between $100,000 and $250,000 a month for ongoing overhead expenses of the Company from the monthly draws for construction and improvements to the property so long as such draws continue, which is anticipated to be approximately 18 to 20 months (from December 2012) during the construction period and if insufficient to meet those expenses, then each of Paul C. Kanavos and Mitchell J. Nelson, executive officers of the Company,  have agreed to subordinate his salary to the payment of  the other overhead expenses, and the consultant of the Company with the ownership interest in the Project Owner has also agreed to subordinate his consulting fees to the payment of  the other overhead expenses. As of December 31, 2014, the Company is inarrears on current year salaries and consulting fees due to its executive officers and consultants. Amounts accrued to Mr. Kanavos are approximately $171,946 as of December 31, 2014. Amounts accrued to Mr. Nelson are approximately $93,750 as of December 31, 2014. The Company has amounts accrued to Maple Hills Companies LLC, the consultant referenced above, of approximately $300,000 as of December 31, 2014. Such amounts are included in the item “Accounts payable and accrued expenses” set forth on the Company’s consolidated balance sheets to which these notes relate.

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

However, the funding by the project owner under the Funding Agreement, which began during the fourth quarter of 2012, has exceeded the Funding Agreement’s limit and, thus, ceased in December, 2013.  Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through 2014 and currently continue to do so at their discretion.

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

The Company’s Sources of Funding for the Years 2014, 2013, 2012 and 2011

As described below, Messrs. Kanavos, Sillerman and Torino financed substantially all of the Company’s short-term liquidity requirements from 2010 through 2014 and currently continue to do so at their discretion.

Capital Contributions and the Funding Agreement

During 2014, the Company funded its short-term capital requirements through capital contributions of approximately $1,250,566 provided by Messrs. Kanavos, Sillerman and Torino.

During 2013, the Company funded its short-term capital requirements with funding of approximately $1,900,000 under the Funding Agreement.

As a result, the Company recorded equity contributions during the years ended December 31, 2014 and 2013 in the amount of approximately $1,250,566 and $605,346, respectively.

During the fourth quarter of 2012, the Company funded its short-term capital requirements and obligations under the Termination and Settlement Agreement with funding of approximately of $ 5,700,000 under the Funding Agreement.

Private Equity and Debt Financings

During 2012 (prior to the Funding Agreement) and 2011, the Company funded its short-term capital requirements through private equity financings described in Item 1 of this report and Note 6 below and the following debt financings:

In 2011, certain of the Company’s directors, executive officers and greater than 10% stockholders made unsecured demand loans to the Company totaling $7,050,000, bearing interest at the rate of 6% per annum.

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

Loss Per Share/Common Shares Outstanding

Earnings (loss) per share are computed in accordance with Financial Accounting Standards concerning Earnings Per Share . Basic earnings (loss) per share are calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share include the determinants of basic earnings (loss) per share and, in addition, gives effect to potentially dilutive common shares. The diluted earnings (loss) per share calculations exclude the impact of all share-based stock plan awards because the effect would be anti-dilutive. For the years ended December 31, 2014 and December 31, 2013, 10,962,794 and 10,962,794 shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

As it has no history of generating taxable income, the Company reduces any deferred tax assets by a full valuation allowance.  For the year ended December 31, 2014, the Company did not record income tax expense due to the losses incurred since inception.

The Company does not have any uncertain tax positions and does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2014.

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

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements that impacted the years ended December 31, 2014 and 2013, or which are expected to impact future periods, which were not previously disclosed in prior periods.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.

5.  Commitments

Total rent expense for the Company under operating leases for the years ended December 31, 2014 and 2013 was less than $0.0 million and $0.0 million, respectively. The Company does not have any future minimum rental commitments under non-cancelable operating leases.

The employment agreements for Mr. Kanavos and Mr. Nelson are terminable on 60 days’ notice.  The severance payments, if employment is terminated, are set forth in Item 11. Executive Compensation.  Mr. Sillerman’s employment agreement terminated on December 31, 2012.

6.  Stockholders’ Deficit

As of December 31, 2014 and 2013, there were 65,076,162 and 65,076,162 shares of common stock issued and outstanding, respectively. Except as otherwise provided by Delaware law, the holders of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company’s Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences and privileges of each series, which may be greater than the rights of the common stock.   As of December 31, 2014 and 2013, there were 1,500 shares of Series A Convertible Preferred Stock issued and outstanding.  The rights, preferences and privileges of the Series A Convertible Preferred Stock are summarized below.  As of December 31, 2014 and 2013, there were 2,500 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.   The rights, preferences and privileges of the Series B Convertible Preferred Stock are summarized in note 2 to these consolidated financial statements. As of December 31, 2014 and 2013, there was no share and one (1) share of Non-Voting Designated preferred stock issued and outstanding, respectively.

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

Stock Option Grants

The weighted average fair value of the options granted on January 10, 2008 and May 19, 2008 to executive-designees and other non-employees was $0.00 per option at December 31, 2014. Fair value at December 31, 2014 was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	2.24%
Volatility	67%
Weighted average expected life	2.6
Dividend yield	0%

 The weighted average fair value of the options issued on May 19, 2008 to employees was $1.64 per option. Fair value at the grant date was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	2.24%
Volatility	67%
Weighted average expected life	3.0
Dividend yield	0%

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

As of December 31, 2014 and 2013, the Company has a total of 4,766,961 and 5,563,350 options outstanding, respectively, to employees, directors, executive-designees and other non-employees. Compensation expense for stock option grants included in the accompanying statements of operations in selling, general and administrative expenses and loss from incidental operations is being recognized ratably over the vesting periods of the grants and was $0.0 million and $0.0 million for the years ended December 31, 2014 and 2013, respectively.

8.  Income Taxes

The Company has $173 million of net operating losses as of December 31, 2014, which start expiring in 2027.

The Company adopted the provisions of Financial Accounting Standards concerning Accounting for Uncertainty in Income Taxes an interpretation of previous Financial Accounting Standards upon the formation of the Company on June 15, 2007. As a result of the implementation of the accounting standards, the Company reviewed its uncertain tax positions in accordance with the recognition of the standards. As a result of this review, the Company concluded that it has no uncertain tax positions. Any potential uncertain tax positions relating to the partnerships that it acquired would accrue to the partnerships’ historic partners and not to the Company. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2014.

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

Under the terms of the Settlement Agreement:

●	The Company has agreed to elect to its board of directors an additional independent director, who shall also serve as a member of all committees of the board of directors. The Company is required to elect such additional independent director within sixty (60) days after the Effective Date (as such term is defined in the Settlement Agreement) and is not permitted to decrease the number of independent directors for a period of at least three (3) years from the Effective Date;

●	The Company and the other defendants have agreed to pay the sum of $950,000 to Huff as payment for part of the costs and expenses (including attorneys’ fees) incurred by Huff in connection with the lawsuit and the results achieved in the lawsuit. Such payment is due and payable in full within fifteen (15) days of the Effective Date; and

●	The Company and the other defendants and Huff have agreed to release the other (including their respective affiliates) from claims related to the lawsuit or any other lawsuit, provided that Huff has preserved certain claims against Mr. Torino and his affiliates (except the Company and the other defendants).

●	On September 10, 2012, the Settlement Agreement was preliminarily approved by the Supreme Court of the State of New York, County of New York (the "Preliminary Approval") as being fair, reasonable and adequate.

●	Under the Court’s order for the Preliminary Approval, the Company was required to publish no later than 10 business days from September 10, 2012, the Notice Of Pendency And Proposed Settlement Of Shareholder Derivative Litigation (i) as an exhibit to a Current Report on Form 8-K and (ii) on its website along with the Settlement Agreement. The Company satisfied in a timely manner the publication requirements cited in the preceding sentence. The Company was also required to publish no later than 10 business days from September 10, 2012 a Summary Notice of Pendency and Proposed Settlement of Shareholder Derivative Litigation once in each of the national editions of The Wall Street Journal and USA Today. The Company satisfied in a timely manner the foregoing publications requirements in the national editions of The Wall Street Journal and USA Today.

●	The Court approved entry of the order on December 13, 2012, and there was a 30-day period to appeal after entry of the order, after which (assuming no appeal was taken) the terms will be effective upon the payment of $950,000 to Huff. The appeal period was over on January 14, 2013 and the order was final. Under the Settlement Agreement, January 14, 2013 is deemed to be the “Effective Date” of the Settlement Agreement. The $950,000 was funded timely, $650,000 by the Company and $300,000 by its insurance carrier.

●	Effective March 1, 2013, in accordance with the requirements of the Settlement Agreement, the Company’s Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee, unanimously elected Andrew Perel as a member of the Board of Directors to serve until the next annual meeting of stockholders or the earlier of his resignation, removal and death and appointed Mr. Perel to serve as a member of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Immediately prior to Mr. Perel’s election to the Board and his appointment to the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, the Board increased the size of the Board to seven (7) members from six (6) members and increased the size of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee by one member. Mr. Perel is an "independent" director (as defined in the Settlement Agreement and also as defined in the Company’s Charters for the Board of Directors’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and by applicable rules of The NASDAQ Global Market and the Securities and Exchange Commission relating thereto). Mr. Perel was reelected as a member of the Board of Directors at the Company’s 2013 annual meeting of stockholders held on September 9, 2013.

Miscellaneous

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2014.

10.  Related Party Transactions

Shared Services Agreements

Certain employees of Flag, from time to time, provide services for the Company. The Company is required to reimburse Flag for these services provided by such employees and other overhead costs in an amount equal to the fair value of the services as agreed between the parties and approved by the Audit Committee. For the year ended December 31, 2014, Flag incurred and billed Circle $0.5 million. The services provided for the year ended December 31, 2014 were approved by the Audit Committee. For the year ended December 31, 2013, Flag incurred and billed Circle $0.6 million. The services provided for the year ended December 31, 2013 were approved by the Audit Committee and the related fees were paid subsequent to December 31, 2013. The services provided consisted primarily of accounting and legal services provided by Flag on behalf of Circle.  Paul Kanavos, the Company’s President, and Mitchell Nelson, the Company’s General Counsel, under their respective employment agreements, as amended, are required to devote working time required to satisfy the provisions of their employment agreements and perform their functions for the Company, provided that they shall each be entitled to devote additional working time to such business or other affairs as each deems appropriate.  This arrangement was approved by the Company’s independent directors.  To the extent that they use Company employees and/or services for such purposes, they are required to reimburse the Company therefor.  Such arrangement is reviewed by the Company’s Audit Committee quarterly and appropriate adjustments or reimbursements are made under the shared services agreement.

As of February 15, 2011, the Company entered into a shared services agreement with Function (x), now known as Viggle Inc. (“Viggle”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal services and administrative services in support of Mitchell J. Nelson, its General Counsel and Executive Vice President to Viggle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with his capacity as General Counsel, and an allocation generally based on the services provided by Mr. Nelson, which were initially estimated to be divided evenly between the companies.  However, during the first quarter of 2013, the Company’s share was reduced to 25%. Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  As of October 31, 2013, the Company has stopped making payments to Viggle for its share of Mr. Nelson’s salary, and Mr. Nelson is not being paid for the 25% of his salary that would be paid by the Company.  For the years ended December 31, 2014 and 2013, Viggle incurred and billed the Company less than $0.1 million and $0.2 million, respectively.  Approximately $0.1 million of the amount for 2013 and less than $0.1 of the amount for 2014 has yet to be paid by the Company.

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation, now known as SFX Entertainment Inc. (“SFX”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal and administrative services in support of Mitchell J. Nelson, its Senior Legal Advisor and the Company’s General Counsel.  The shared services agreement provides, in general, for sharing generally based on the services provided by Mr. Nelson.    Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company or Viggle directly for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).   For the year ended December 31, 2014, SFX incurred charges for $0.0 million and reimbursed the Company $0.0 million.  For the year ended December 31, 2013, SFX incurred charges for $0.0 million and reimbursed the Company $0.0 million.

12.  Subsequent Events

None.

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As has been previously reported, on February 11, 2015, the Company was notified by L.L. Bradford & Company, LLC (“Bradford”)  that the firm resigned as the Company’s  independent registered public accounting firm.  Except as noted in the paragraph immediately below, the report of Bradford on the Company’s financial statements for the two years ended December 31, 2013 and for the period then ended did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The report of Bradford on the Company’s financial statements for the two years ended December 31, 2013 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern because the Company has limited available cash, has a working capital deficiency and will need to rely on a certain funding agreement or secure new financing or additional capital in order to pay its obligations.

During the years ended December 31, 2013 and 2012 and the interim period through February 11, 2015 (the date of resignation), (i) the Company had no disagreements with Braford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Bradford’s satisfaction, would have caused Bradford to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

As has been previously reported, on February 11, 2015  (the “Engagement Date”), the Audit Committee of the Company’s Board of Directors engaged RBSM LLP (“RBSM ”) as the Company’s  independent registered public accounting firm for the Company’s fiscal year ended December 31, 2014 and the fiscal year ending December 31, 2015.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either: (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM  concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 or 15d-15 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014.  Based on that evaluation, the Company’s management initially concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective.

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

3.  Based on management’s evaluation under this framework, the Company determined that there are material weaknesses in its internal control over financial reporting as of December 31, 2014, which are discussed below under “Changes In Internal Control Over Financial Reporting.”   Accordingly, management has concluded that the Company’s internal control over financial reporting as of December 31, 2014 was not effective.

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

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Circle Entertainment Inc.

The following table lists the names, ages and positions of our directors and executive officers as of February 24, 2015:

Name	Age	Position
Paul C. Kanavos	58	President, Director
David M. Ledy	65	Director
Gary McHenry	64	Chief Financial Officer
Michael J. Meyer	48	Director
Mitchell Nelson	67	Executive Vice President, General Counsel, Secretary
Andrew Perel	54	Director
Robert F.X. Sillerman	66	Director
Harvey Silverman	72	Director

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

Andrew Perel was elected a director of the Company effective March 1, 2013 in accordance with the terms of the Settlement Agreement (as described under Item 3. Legal Proceedings— Huff Litigation).  Mr. Perel was also appointed to serve as a member of the Board of Directors’ standing committees (namely, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee) in accordance with the terms of the Settlement Agreement.  Mr. Perel is a Partner at the law firm of Troutman Sanders.  He was previously the Executive Vice-President, General Counsel and Secretary of a publicly traded real estate investment trust, and has worked as outside counsel to major financial institutions regarding real estate and capital markets transactions with emphasis on origination, securitization, mergers & acquisitions, corporate finance, litigation and insurance; providing due diligence, loss prevention, risk management and regulatory studies for the purchase, sale and financing of commercial real estate.   Mr. Perel has also served as counsel to insurance and reinsurance companies prosecuting and defending declaratory judgment actions and has extensive experience in all aspects of general liability and environmental insurance coverage, defense and subrogation matters.  He is on the Board of Directors for Trump Plaza, the Advisory Board for Lincoln Land Services (Chair), the Board of Directors for Sports Angels, Inc. and Chairs the Board of Directors for Manhattan Youth Baseball.  The Board of Directors selected Mr. Perel to serve as a director because the Board of Directors believes his finance and real estate legal and other experience will benefit the Company.

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

As a result of the foregoing sale, in accordance with the Certificate of Designation of the Designated Preferred Stock, the Company exercised its right to convert the share of Designated Preferred Stock into one share of Company common stock effective September 30, 2013.

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

Independent Director Appointment Pursuant to Huff Derivative Litigation Settlement

Effective March 1, 2013, in accordance with the requirements of the Settlement Agreement (as described under Item 3. Legal Proceedings— Huff Litigation), the Company’s Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee, unanimously elected Andrew Perel as a member of the Board of Directors to serve until the next annual meeting of stockholders or the earlier of his resignation, removal and death and appointed Mr. Perel to serve as a member of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Immediately prior to Mr. Perel’s election to the Board and his appointment to the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, the Board increased the size of the Board to seven (7) members from six (6) members and increased the size of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee by one member.  Mr. Perel is an "independent" director (as defined in the Settlement Agreement and also as defined in the Company’s Charters for the Board of Directors’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and by applicable rules of The NASDAQ Global Market and the Securities and Exchange Commission relating thereto).  Mr. Perel was reelected as a member of the Board of Directors at the Company’s 2013 annual meeting of stockholders held on September 9, 2013.

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

To our knowledge, based solely on information furnished to us and contained in Section 16 reports filed with the Securities and Exchange Commission, as well as any written representations that no other reports were required, we believe that during 2014, all required Section 16 reports of our directors and executive officers and persons who own more than 10% of our outstanding common stock were timely filed.

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

The following chart sets forth the membership of each board committee as of February 24, 2015.

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

Compensation Committee

The Compensation Committee is comprised of Messrs. Ledy, Meyer, Perel and Silverman. Mr. Ledy is the Chairman of the Compensation Committee . The Compensation Committee represents our Company in reviewing and approving the executive compensation of our Chief Executive Officer, President, Chief Financial Officer and General Counsel. The Compensation Committee also reviews management’s recommendations with respect to executive compensation and employee benefits and is authorized to act on behalf of the board of directors with respect thereto. The Compensation Committee also administers the Company’s stock option and incentive plans, including our 2007 Long-Term Incentive Compensation Plan and our 2007 Executive Equity Incentive Plan. All members of the Compensation Committee are independent within the meaning of the rules and regulations of the SEC and our Corporate Governance Guidelines. The Compensation Committee’s charter can be found on the Company’s website at www.fxree.com .

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

All members of the Nominating and Corporate Governance Committee are independent within the meaning of our Corporate Governance Guidelines.  The Nominating and Corporate Governance Committee’s charter can be found on the Company’s website at www.fxree.com .

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

Special Committee

 The Special Committee is comprised of Messrs. Meyer and Ledy.  The Special Committee was formed in February 2014 to evaluate (until withdrawn on December 31, 2014) the Proposal from Messrs. Kanavos, Sillerman and Torino as described under “ Item 1. Business-Recent Developments” of this report.

ITEM 11.    EXECUTIVE COMPENSATION

2014 Summary Compensation Table

The table below summarizes the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2014 and December 31, 2013 by our Chief Executive Officer and the two other most highly compensated executive officers of the Company (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2014. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)		All Other Compensation		Total

Paul Kanavos	2014	$600,000		---		---		---	600,000
President	2013	600,000	$	---	$	---	$	---	$600,000

Mitchell Nelson	2014	150,000		---		---		---	150,000
General Counsel	2013	150,000		---		---	$	---	$150,000

(1)	The Company has not had a Chief Executive Officer since Mr. Sillerman resigned from such position effective January 12, 2013.
(2)
In connection with the modification of Mr. Kanavos’ employment agreement in June 2009, he is entitled to a retention bonus of $95,000, which has not been paid as of March 25, 2014. As of December 31, 2014, Mr. Kanavos’ accrued but unpaid salary was $143,554 for 2014, $171,946 for 2013, $375,000 for 2012, $400,000 for 2011 and $600,000 for 2010 as well as $245,000 for 2009.  As of December 31, 2014, Mr. Nelson’s accrued but unpaid salary was $150,000 for 2014, $93,750 for 2013, $47,500 for 2011 and $365,000 for 2010 as well as $150,000 for 2009.

Outstanding Equity Awards at December 31, 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options ($)	Option Exercise Price ($)	Option Expiration
Robert F.X. Sillerman	250,000	(1)	-	-	5.00	5/19/18
	250,000	(1)			6.00	5/19/18

Paul Kanavos	125,000	(1)			5.00	5/19/18
	125,000	(1)			6.00	5/19/18

Mitchell Nelson	100,000	(1)			5.00	5/19/18
	100,000	(1)			6.00	5/19/18
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

The employment agreements of each of Messrs. Kanavos and Nelson provide for the following benefits in the event of their death: (a) all earned but unpaid Base Salary at the time of the Executive’s death; the full costs relating to the continuation of any group health, medical, dental and life insurance program or plan provided through the Employer for a period of ninety (90) days after the termination of Employment; and all reimbursable business expenses incurred by the Executive through time of his death.  The approximate amount that would be due to the estates of Messrs. Kanavos and Nelson in the event of their death as of December 31, 2014 would be $1,849,634 and $656,250, respectively, because of accrued but unpaid Base Salary owed to Messrs. Kanavos and Nelson.

Compensation of Non-Employee Directors

Employee directors do not receive any separate compensation for their board service. Non-employee directors receive the compensation described below.

For 2014, non-employee directors accrued an annual fee of $80,000 plus $1,000 for attendance at each meeting of our board of directors and $750 for attending each meeting of a committee of which he is a member. The chairperson of the Audit Committee accrued an additional annual fee of $20,000 and each of the other members of the Audit Committee accrued an additional fee of $10,000 for serving on the Audit Committee.  The chairpersons of each other committee accrued an additional annual fee of $10,000 and each of the other members of such committees accrued an additional annual fee of $5,000. All fees described above are payable half in cash and half in equity awards or options under the Company’s 2007 Long-Term Incentive Compensation Plan, though each non-employee director will have the option to elect, on an annual basis, to receive 100% of his compensation in equity awards or stock options.

The Company pays non-employee directors on a quarterly basis and prices all grants of Common Stock at the closing price on the last day of the quarter for which such fees relate or options therefore on the date granted.  During 2014 and 2013 (as well as 2012, 2011 and 2010), fees earned were accrued and not paid.

The total compensation accrued by our non-employee directors during fiscal year 2014 is shown in the following table (1):

	Fees	Option
	Accrued	Awards	Total
Name	($) (1)	($) (2)	($)
David M. Ledy	$109,000	---	$109,000
Michael Meyer	$119,000	---	$119,000
Andrew Perel	$105,000	---	$105,000
Harvey Silverman	$115,000	---	$115,000

(1)
For 2014 (as well as 2013), fees have been accrued and not paid due to the Company’s cash position.  Directors are entitled to be paid half in cash and half in equity, unless they elect to receive a greater percentage of their compensation in equity.   The manner and timing of satisfying this obligation is under consideration and may be satisfied using cash, equity, or any combination thereof.

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

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during the past fiscal year an officer or employee of us, was formerly an officer of us or any of our subsidiaries or has an immediate family member that was an officer or employee of us or had any relationship requiring disclosure under “Item 13. Certain Relationships, Related Transactions, and Director Independence” of this report.

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
	(#)	($)	(#)

Equity compensation plans approved by security holders	4,766,961	$2.15	9,976,389

Equity compensation plans not approved by security holders	-	-	-

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of February 24, 2015 by:

●	each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock,

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers, named as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Unless otherwise noted, each beneficial owner has sole voting and investing power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, any shares of common stock subject to common stock purchase warrants or stock options held by that person that are exercisable as of February 24, 2015 or will become exercisable within 60 days thereafter are deemed to be outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

As of February 24, 2015, there were 65,076,162 shares of the registrant’s common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock
Beneficial Owners of 5% or More
Robert F.X. Sillerman (2)	29,665,631	24.4%
Paul C. Kanavos (3) (5)	36,278,465	29.8%
Brett Torino (4) (5)	35,316,163	29.0%

Directors and Named Executive Officers (not otherwise included above):
Gary McHenry	0	0
David M. Ledy (6)	1,101,942	* %
Michael J. Meyer (7)	481,306	*
Mitchell J. Nelson (8)	482,330	*
Andrew Perel	0	0
Harvey Silverman (9)	4,348,027	3.6%
All directors and executive officers as a group (8 individuals) (10)	107,673,864	88.5%

*      Represents less than 1%.

(1)  Except as otherwise set forth below, the business address and telephone number of each of the persons listed above is c/o Circle Entertainment Inc., 70 East 55th Street, New York, New York 10022, telephone (212) 796-8199.

(2)  Sillerman beneficially owns (i) directly 12,705,756 shares of Common Stock (consisting of: (A) 8,850,263 shares of Common Stock owned by Sillerman; (B) 250,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable at $5.00 per share; (C) 250,000 shares of Common Stock issuable upon the exercise of stock options held by Sillerman that are presently exercisable at $6.00 per share; (D) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.2919 per share; (E) 888,011 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.3041 per share; (F) 411,984 shares of Common Stock issuable upon the exercise of warrants held by Sillerman and his spouse that are presently exercisable at $0.2403 per share); and (ii) indirectly 16,959,875 shares of Common Stock (consisting of:  (A) 4,423,264 shares of Common Stock owned of record by Laura Baudo Sillerman, Sillerman’s spouse; (B) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.08 per share; (C) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per shares; (D) 362,637 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.273 per share; (E) 618,557 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.291 per share; (F) 572,410 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2621 per share; (G) 505,575 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2018 per share; (H) 625,390 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2399 per share; (I) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.2634 per share; (J) 43,250 shares of Common Stock issuable upon the exercise of warrants held by Sillerman’s spouse that are presently exercisable at $0.5778 per share; and (K) 5,501,436 shares of Common Stock owned of record by Atlas).  Excludes shares issuable upon conversion of Series A Convertible Preferred Shares and Series B Convertible Preferred Shares (not giving effect to any accrued but unpaid dividends) as follows: (A) 849,351 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman and his spouse, as joint tenants, that are convertible at $0.2355 per share; (B) 377,465 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman and his spouse that are convertible at $0.2384 per share; (C) 146,432 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2254 per share; (D) 254,804 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2355 per share; (E) 248,880 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2009 per share; (F) 188,548 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1750 per share; (G) 175,437 shares of common stock issuable upon the conversion of Series A Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1938 per share; (H) 254,717 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.1963 per share; (I) 448,616 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.2229 per share; and (J) 17,636 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Sillerman’s spouse that are convertible at $0.4725 per share.

(3)  Kanavos beneficially owns (i) directly 20,359,111 shares of Common Stock (consisting of: (A) 354,254 shares of Common Stock owned of record by Kanavos; (B) 11,619,273 shares of Common Stock owned of record by Kanavos and his spouse, Dayssi Olarte de Kanavos, as joint tenants; (C) 500,000 shares of Common Stock owned of record by the Paul C. Kanavos 2008 GRAT; (D) 1,142,860 shares of Common Stock issuable upon the exercise of presently exercisable warrants held by Kanavos and his spouse, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; (E) 125,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable at $5.00 per share; (F) 125,000 shares of Common Stock issuable upon the exercise of stock options held by Kanavos that are presently exercisable at $6.00 per share; (G) 390,626 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.08 per share; (H) 26,759 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.5606 per share; (I) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per share; (J) 572,410 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2621 per share; (K) 411,984 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2403 per share; (L) 505,575 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2018 per share; (M) 625,390 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2399 per share; (N) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.2634 per share) and (O) 43,250 shares of Common Stock issuable upon the exercise of warrants held by Kanavos and his spouse that are presently exercisable at $0.5778 per share; and (ii) indirectly 15,419,354 shares of Common stock (consisting of: (A) 5,556,870 shares of Common Stock held by the Kanavos Dynasty Trust 2011, a trust formed by Kanavos for the benefit of his spouse and children (“KDT”); (B) 362,637 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.273 per share; (C) 618,557 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.291 per share; (D) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.2919 per share; (E) 888,011 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.3041 per share; (F) 436,345 shares of Common Stock issuable upon the exercise of warrants held by KDT that are presently exercisable at $0.2621 per share; and (G) 5,501,436 shares of Common Stock (consisting of the shares of Common Stock owned of record by Atlas). Kanavos’ beneficial ownership excludes 500,000 shares of Common Stock owned of record by his spouse’s GRAT, the Dayssi Olarte de Kanavos 2008 GRAT. Excludes shares issuable upon conversion of Series A Convertible Preferred Shares and Series B Convertible Preferred Shares (not giving effect to any accrued but unpaid dividends) as follows: (A) 146,432 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2254 per share; (B) 254,804 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2355 per share; (C) 849,351 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2355 per share; (D) 377,465 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.2384 per share; (E) 175,437 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse, as joint tenants, that are convertible at $0.1938 per share; (F) 188,548 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.1750 per share; (G) 248,880 shares of common stock issuable upon the conversion of Series A Convertible Preferred Shares held by Kanavos’s spouse that are convertible at $0.2009 per share; (H) 254,717 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.1963 per share; (I) 448,616 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.2229 per share; and (J) 17,636 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Kanavos and his spouse that are convertible at $0.4725 per share.

 (4)  Torino beneficially owns (i) directly 176,238 shares of Common Stock (consisting of 176,238 shares of Common Stock owned of record by Torino) and (ii) indirectly 35,139,925 shares of Common Stock (consisting of:  (A) 7,240,419 shares of Common Stock owned of record by TTERB; (B) 2,142,858 shares of Common Stock issuable upon the exercise of presently exercisable warrants held by TTERB, half of which are exercisable at $4.50 per share and the other half of which are exercisable at $5.50 per share; (C) 390,626 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.08 per share; (D) 2,777,778 shares of Common Stock issuable upon the exercise of warrants held by TTERB, half of which are presently exercisable at $0.10 per share and the other half of which are presently exercisable at $0.11 per share; (E) 362,637 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.273 per share; (F) 618,557 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.291 per share; (G) 2,055,498 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2919 per share; (H) 888,011 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.3041 per share; (I) 572,410 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2621 per share; (J) 411,984 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2403 per share; (K) 505,575 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2018 per share; (L) 625,390 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2399 per share; (M) 1,138,952 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.2634 per share; (N) 43,250 shares of Common Stock issuable upon the exercise of warrants held by TTERB that are presently exercisable at $0.5778 per share; (O) 5,501,436 shares of Common Stock owned of record by Atlas; (P) 7,781,210 shares of Common Stock owned of record by TS 2013, LLC and (Q) 2,083,334 shares of Common Stock issuable upon the exercise of warrants held by TS 2013, LLC, half of which are exercisable at $0.07 per share and the other half of which are exercisable at $0.08 per share.  Excludes shares issuable upon conversion of Series A Convertible Preferred Shares, as follows: (A)  146,432 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2254 per share; (B) 254,804 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2355 per share; (C) 849,351 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2355 per share; (D) 377,465 shares issuable upon the conversion of the Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2384 per share; (E) 248,880 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.2009 per share; (F) 188,548 shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.1750 per share; (G) 175,437 shares of common stock issuable upon the conversion of Series A Convertible Preferred Shares held by TTERB that are convertible at $0.1938 per share; (H) 254,717 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.1963 per share; (I) 448,616 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.2229 per share; and (J) 17,636 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by TTERB that are convertible at $0.4725 per share.

(5)  Messrs. Kanavos and Torino hold 2,071,471 and 3,117,155 of the shares reported above through the Private Clients and Asset Management business group of (“PCAM”) of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”).  Deutsche Bank AG and Deutsche Bank Trust Company Americas has filed a Schedule 13G dated February 11, 2011 for such shares held by PCAM wherein it indicates PCAM holds such shares in the capacity of an investment adviser.  According to the Schedule 13G, the filing does not reflect securities, if any, beneficially owned by any other business group of DBAG and the filing should not be construed as an admission that PCAM is, for purposes of Section 13(d) under the Securities Exchange Act, the beneficial owner of any of the shares covered by the filing.  The address of DBAG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

(6)  Includes:  (i) 45,752 shares of Common Stock owned of record by Mr. Ledy; and (ii) 832,293 shares of Common Stock issuable upon the exercise of warrants held by Mr. Ledy that are presently exercisable at $0.2403 per share; (iii) and 175,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Ledy that are presently exercisable at $0.18 per share; and (iv) 25,641 shares of Common Stock issuable upon the exercise of stock options held by Mr. Ledy that are presently exercisable at $5 per share; and (iv) 23,256 shares of Common Stock issuable upon the exercise of stock options held by Mr. Ledy that are presently exercisable at $6 per share;.  Excludes: 546,795 shares of Common Stock issuable upon the conversion of Series B Convertible Preferred Shares held by Mr. Ledy that are convertible at $0.1829 per share.

(7)  Includes: (i) 32,695 shares of Common Stock owned of record by Mr. Meyer; and (ii) 448,611  shares of Common Stock issuable upon the exercise of stock options held by Mr. Meyer that are presently exercisable at $0.18 per share.

(8)   Includes (i) 95,571 shares of Common Stock held by LMN 134 Family Company, LLC, a family company of which Mr. Nelson is manager; (ii) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Nelson that are presently exercisable at $5.00 per share; (iii) 100,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Nelson that are presently exercisable at $6.00 per share (iv) 160,000 shares of Common Stock issuable upon the exercise of warrants, half of which are exercisable at $4.50 per share and the other half which are exercisable at $5.50 per share; and (v) 26,759 shares of Common Stock issuable upon the exercise of warrants which are exercisable at $0.5606 per share.

(9)  Includes: (i) 1,362,917 shares of common stock owned of record by Mr. Silverman; (ii) 478,612 shares of common stock owned of record by Silverman Partners, L.P., of which Mr. Silverman is the sole general partner; (iii) 48,897 shares of common stock issuable upon the exercise of stock options held by Mr. Silverman that are presently exercisable, 25,641 shares at $5.00 per share and 23,256 shares at $6.00 per share; (iv) 571,430 shares of common stock underlying presently exercisable warrants owned of record by Silverman Partners, L.P (these warrants are exercisable at prices of $4.50 per share for 285,715 of the underlying shares and $5.50 per share for 285,715 of the underlying shares); (v) 1,430,615 shares of Common Stock issuable upon the exercise of warrants held by Mr. Silverman that are presently exercisable at $0.2097 per share; and (v) 455,556 shares of Common Stock issuable upon the exercise of stock options held by Silverman that are presently exercisable at $0.18 per share, excludes 546,795 shares issuable upon conversion of Series B Convertible Preferred Shares that are convertible at $0.1829 per share.

(10)  Includes an aggregate of 41,952,218 shares of common stock underlying presently exercisable warrants and options described above in notes 2, 3, 4, 5, 6, 7, 8, and 9.

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

The Company presents the report prepared as described above to the Audit Committee. Because the shared services arrangement with Flag constitutes an agreement with a related party, the allocation and reimbursements are reviewed and approved by the Audit Committee of the board of directors of the Company, which consists entirely of independent members of the board of directors. If the Audit Committee raises any questions or issues with respect to the report, the parties cause their duly authorized representatives to meet promptly to address such questions or issues in good faith and, if appropriate, prepare a revised report. If the report is approved by the Audit Committee, then the net payment due as shown in the report is promptly paid.  For the year ended December 31, 2014, Flag incurred and billed the Company $0.5 million.

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

Viggle Shared Services Arrangement

As of February 15, 2011, the Company entered into a shared services agreement with Function (x), now known as Viggle Inc. (“Viggle”) (a company substantially owned and controlled by Robert F.X. Sillerman), pursuant to which it shares costs for legal services and administrative services in support of Mitchell J. Nelson, its General Counsel and Executive Vice President to Viggle.  The shared services agreement provides, in general, for sharing on a 50/50 basis of the applicable support provided by either company to Mr. Nelson in connection with services to each company, and an allocation generally based on the services provided by Mr. Nelson, which were initially estimated to be divided evenly between the companies.  However, during the first quarter of 2013, the Company’s share was reduced to 25%. Viggle will initially be responsible for advancing the salary to Mr. Nelson for both companies and will be reimbursed by Circle for such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  The agreement provides for the president of each company to meet periodically to assess whether the services have been satisfactorily performed and to discuss whether the allocation has been fair.  The audit committees of each company’s board of directors will then review and, if appropriate, approve the allocations made and whether payments need to be adjusted or reimbursed, depending on the circumstances.  For the years ended December 31, 2014 and 2013, Viggle incurred and billed the Company $0.1 million and $0.2 million, respectively.  Approximately $0.1 million of the amount for 2013 and $0.1 of the amount for 2014 has yet to be paid by the Company.

As of October 31, 2013, the Company has stopped making payments to Viggle for its share of Mr. Nelson’s salary, and Mr. Nelson is not being paid for the 25% of his salary that would be paid by the Company.

SFX Shared Services Arrangement

As of January 4, 2013, the Company entered into a shared services agreement with SFX Holding Corporation, now known as SFX Entertainment Inc. (“SFX”), pursuant to which it shares costs for legal services and administrative services in support of Mitchell J. Nelson, its Senior Legal Advisor and the Company’s General Counsel.  The shared services agreement provides, in general, for sharing the applicable support provided by either company to Mr. Nelson, and an allocation generally based on the services provided by Mr. Nelson, which are estimated to be divided 25% to Viggle, 50% to SFX, and 25% to the Company.  Mr. Nelson will continue to be paid by Viggle, and SFX will reimburse the Company or Viggle for its portion of such salary and benefits (but not for any bonus, option or restricted share grant made by either company, which will be the responsibility of the company making such bonus, option or restricted share grant).  For the year ended December 31, 2014, SFX incurred charges for $0.0 million and reimbursed the Company $0.0 million. For the year ended December 31, 2013, SFX incurred charges for $0.0 million and reimbursed the Company $0.0 million.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Services Provided by the Independent Registered Public Accounting Firm and Fees Paid

The following table sets forth the aggregate fees for services provided by RBSM, LLP and L.L. Bradford & Company, LLC. to the Company and its subsidiaries with respect to the years ended December 31, 2014 and December 31, 2013:

	2014	2013

Audit Fees (1)	$30,000	$30,000
Audit-Related Fees
Tax Fees
All Other Fees

Total	$30,000	$30,000

(1)
For 2014 and 2013, audit fees were for the quarterly reviews of the Form 10-Q reports for the quarters ended March 31, June 30, and September 30, 2014 and 2013 and for audit services, including (i) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditors to be able to form an opinion on the Company's consolidated financial statements and (ii) consultation with management as to the accounting or disclosure treatment of transactions or events.

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

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) List of Documents filed as part of this Report:

(1) Financial Statements

See Table of Contents to Financial Statements at page 22.

(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2014 and December 31, 2013.

Financial Statement Schedule

SCHEDULE II

Circle Entertainment Inc.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(DOLLARS IN THOUSANDS)

	Balance at		Additions	Additions
	Beginning		Charged (Credited)	Charged
	of		to Costs	to Other			Balance at
Description	Period		And Expenses	Accounts	Deductions		End of Period
For the Year Ended December 31, 2014
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

14.1	Code of Ethics (21)
21.1 †	List of Subsidiaries
23.1 †	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)
23.2†	Consent of RBSM LLP relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)
31.1 †	Certification of Principal Executive Officer
31.2 †	Certification of Principal Accounting Officer
32.1 †	Section 1350 Certification of Principal Executive Officer
32.2 †	Section 1350 Certification of Principal Accounting Officer
101.INS †	XBRL Instance Document
101.SCH †	XBRL Extension Schema Document
101.CAL †	XBRL Extension Calculation Linkbase Document
101.LAB †	XBRL Extension Label Linkbase Document
101.PRE †	XBRL Presentation Linkbase Document
101.DEF †	XBRL Definition Linkbase Document

101.CAL†	XBRL Extension Calculation Linkbase Document
101.LAB†	XBRL Extension Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
101.SCH†	XBRL Extension Schema Document
______________________

† Filed herewith

(1)	Incorporated by reference to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-145672), filed with the Commission on December 6, 2007.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 9, 2008.
(3)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (Registration No. 333-149032), filed with the Commission on February 4, 2008
(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 31, 2008
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 17, 2008
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 29, 2008
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated June 23, 2009
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 9, 2009
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 11, 2010
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 11, 2011
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated August 17, 2012
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated August 18, 2010
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated September 10, 2010
(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated February 28, 2011
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated November 16, 2012
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 3, 2011
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated July 12, 2012
(19)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012
(20)	Incorporated by reference from the registrant’s Current Report on Form 8-K dated June 11, 2013
(21)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

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

Circle Entertainment Inc.

By:	/s/ Paul C. Kanavos	February 24, 2015
Paul C. Kanavos President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul C. Kanavos	February 24, 2015
Paul C. Kanavos, President and Director

By:	/s/ Gary McHenry	February 24, 2015
Gary McHenry, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ David M. Ledy	February 24, 2015
David M. Ledy, Director

By:	/s/ Michael Meyer	February 24, 2015
Michael Meyer, Director

By:	/s/ Andrew Perel	February 24, 2015
Andrew Perel, Director

By:	/s/ Robert F.X. Sillerman	February 24, 2015
Robert F.X. Sillerman, Director

By:	/s/ Harvey Silverman	February 24, 2015
Harvey Silverman, Director

INDEX TO EXHIBITS

The documents set forth below are filed herewith.

Exhibit Number	Description

21.1	List of Subsidiaries
23.1	Consent of L.L. Bradford & Company, LLC relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)
23.2	Consent of RBSM LLP relating to the registrant’s Registration Statement on Form S-8 (Registration No. 333-150936)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.LAB	XBRL Extension Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
______________________